Form 10-Q
period 2022-09-30
Bluerock Homes Trust, Inc.
filed 2022-11-04
CIK 1903382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

⌧          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

◻          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 001-41322

BLUEROCK HOMES TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	87-4211187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, 32nd Floor, New York, NY	10105
(Address of principal executive offices)	(Zip Code)

(212) 843-1601

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	BHM	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	◻	Accelerated Filer	◻	Non-Accelerated Filer	⌧
Smaller reporting company	☐	Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Number of shares outstanding of the registrant’s

classes of common stock, as of November 1, 2022:

Class A Common Stock: 3,835,013 shares

Class C Common Stock: 8,489 shares

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q of Bluerock Homes Trust, Inc. (“Bluerock Homes,” the “Company,” “we,” “us,” or “our”) pertains to the quarterly period ended September 30, 2022. Prior to October 6, 2022, our sole stockholder was Bluerock Residential Growth REIT, Inc. (together with its subsidiaries, “Bluerock Residential”). On October 5, 2022, the Company entered into a Separation and Distribution Agreement with Bluerock Residential, Badger Parent LLC (“Badger Parent”), Badger Holdco LLC and Bluerock Residential Holdings, L.P. (the “Operating Partnership”), pursuant to which, among other things, Bluerock Residential contributed to us its single-family residential real estate business and certain other assets (the “Separation”). On October 6, 2022, following the Separation, Bluerock Residential completed the spin-off of the Company by distributing all the Company’s outstanding shares of Class A common stock and Class C common stock to the holders of Bluerock Residential common stock (the “Distribution”) as of the record date, September 29, 2022 (the “Spin-Off”). As a result of the Separation, the Distribution and the Spin-Off, the Company is now an independent public company and our Class A common stock is listed under the symbol “BHM” on the NYSE American.

Effective September 26, 2022, we became subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and will file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).

This Quarterly Report on Form 10-Q presents the financial information of the Company for the period ended September 30, 2022, which is prior to consummation of the Separation, the Distribution and the Spin-Off. Therefore, neither the discussion of the Company’s results of operations, cash flows and financial condition nor the combined financial statements set forth herein are necessarily indicative of the future results of operations, cash flows or financial condition of the Company as a publicly traded company operated independently of Bluerock Residential following the completion of the Separation, the Distribution and the Spin-Off.

BLUEROCK HOMES TRUST, INC.

FORM 10-Q

September 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK HOMES TRUST, INC.

COMBINED BALANCE SHEETS

(In thousands)

	(Unaudited)
	September 30,	December 31,
	2022	2021
ASSETS
Net Real Estate Investments
Land	$68,944	$41,997
Buildings and improvements	406,264	278,592
Furniture, fixtures and equipment	6,496	2,459
Total Gross Real Estate Investments	481,704	323,048
Accumulated depreciation	(14,017)	(4,964)
Total Net Real Estate Investments	467,687	318,084
Cash and cash equivalents	186,278	129,389
Restricted cash	4,566	7,540
Notes and accrued interest receivable, net	—	38,883
Due from affiliates	—	428
Accounts receivable, prepaids and other assets, net	15,954	5,094
Preferred equity investments in unconsolidated real estate joint ventures, net	82,932	39,521
In-place lease intangible assets, net	—	2,525
TOTAL ASSETS	$757,417	$541,464

LIABILITIES AND NET PARENT INVESTMENT
Mortgages payable	$98,634	$63,007
Revolving credit facilities	55,000	—
Accounts payable	2,276	2,087
Other accrued liabilities	14,141	10,778
Due to affiliates	410	506
Distributions payable	1,276	3,115
Total Liabilities	171,737	79,493
Net Parent Investment
Bluerock Homes equity	561,740	440,093
Partially owned noncontrolling interests	23,940	21,878
Total Net Parent Investment	585,680	461,971
TOTAL LIABILITIES AND NET PARENT INVESTMENT	$757,417	$541,464

See Notes to Combined Financial Statements

BLUEROCK HOMES TRUST, INC.

COMBINED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Rental and other property revenues	$8,608	$2,643	$23,136	$4,704
Interest income from loan investments	69	1,188	1,285	4,149
Total revenues	8,677	3,831	24,421	8,853

Expenses
Property operating	4,440	802	10,994	1,544
Property management and asset management fees	1,098	97	2,591	160
General and administrative	1,802	1,063	4,991	3,142
Acquisition and pursuit costs	28	20	98	20
Depreciation and amortization	3,631	1,695	12,159	3,045
Total expenses	10,999	3,677	30,833	7,911
Operating (loss) income	(2,322)	154	(6,412)	942

Other income (expense)
Other income	—	183	100	183
Preferred returns on unconsolidated real estate joint ventures	2,613	661	5,801	2,136
(Provision for) recovery of credit losses, net	(4)	10	369	—
Interest expense, net	(22)	(740)	(2,982)	(2,084)
Total other income	2,587	114	3,288	235
Net income (loss) from continuing operations	265	268	(3,124)	1,177

Discontinued operations
Income on operations of rental property	53	31	53	179
Loss on extinguishment of debt	—	(3,053)	—	(6,172)
Gain on sale of assets from discontinued operations	258	48,943	258	116,571
Income from discontinued operations	311	45,921	311	110,578

Net income (loss)	576	46,189	(2,813)	111,755
Net (loss) income attributable to partially owned noncontrolling interests	(265)	5,397	(2,844)	12,094
Net income attributable to Bluerock Homes	$841	$40,792	$31	$99,661

See Notes to Combined Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 and 2021

COMBINED STATEMENTS OF NET PARENT INVESTMENT (Unaudited)

(In thousands)

		Partially Owned
	Bluerock Homes	Noncontrolling	Total Net Parent
	Equity	Interests	Investment
Balance, July 1, 2022	$538,458	$22,670	$561,128
Distributions to partially owned noncontrolling interests	—	(170)	(170)
Contributions, net	22,441	1,705	24,146
Net income (loss)	841	(265)	576
Balance, September 30, 2022	$561,740	$23,940	$585,680

		Partially Owned
	Bluerock Homes	Noncontrolling	Total Net Parent
	Equity	Interests	Investment
Balance, July 1, 2021	$265,589	$4,956	$270,545
Distributions to partially owned noncontrolling interests	—	(6,095)	(6,095)
Contributions, net	28,326	8,470	36,796
Net income	40,792	5,397	46,189
Balance, September 30, 2021	$334,707	$12,728	$347,435

See Notes to Combined Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 and 2021

COMBINED STATEMENTS OF NET PARENT INVESTMENT (Unaudited)

(In thousands)

		Partially Owned
	Bluerock Homes	Noncontrolling	Total Net Parent
	Equity	Interests	Investment
Balance, January 1, 2022	$440,093	$21,878	$461,971
Distributions to partially owned noncontrolling interests	—	(1,276)	(1,276)
Contributions, net	121,616	6,182	127,798
Net income (loss)	31	(2,844)	(2,813)
Balance, September 30, 2022	$561,740	$23,940	$585,680

		Partially Owned
	Bluerock Homes	Noncontrolling	Total Net Parent
	Equity	Interests	Investment
Balance, January 1, 2021	$179,578	$4,393	$183,971
Distributions to partially owned noncontrolling interests	—	(16,376)	(16,376)
Contributions, net	55,468	12,617	68,085
Net income	99,661	12,094	111,755
Balance, September 30, 2021	$334,707	$12,728	$347,435

See Notes to Combined Financial Statements

BLUEROCK HOMES TRUST, INC.

COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(2,813)	$111,755
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,740	6,741
Amortization of fair value adjustments	(240)	(182)
Preferred returns on unconsolidated real estate joint ventures	(5,801)	(2,136)
Gain on sale of assets from discontinued operations	(258)	(116,571)
Fair value adjustment of interest rate caps and swaps	(2,759)	—
Loss on extinguishment of debt	—	6,172
Recovery of credit losses, net	(369)	—
Distributions of income and preferred returns from preferred equity investments in unconsolidated real estate joint ventures	1,707	3,800
Changes in operating assets and liabilities:
Due to affiliates, net	333	136
Accounts receivable, prepaids and other assets	369	(859)
Notes and accrued interest receivable	2,942	(1,415)
Accounts payable and other accrued liabilities	5,503	(2,791)
Net cash provided by operating activities	12,354	4,650

Cash flows from investing activities:
Acquisitions of real estate investments	(144,228)	(135,657)
Capital expenditures	(16,311)	(1,471)
Investment in notes receivable	(9,645)	(10,419)
Repayments on notes receivable	45,645	12,426
Proceeds from sale of real estate investments	—	401,753
Proceeds from sale and redemption of unconsolidated real estate joint ventures	—	36,662
Investment in unconsolidated real estate joint venture interests	(43,392)	(27,381)
Net cash (used in) provided by investing activities	(167,931)	275,913

Cash flows from financing activities:
Distributions paid	(1,839)	398
Distributions to partially owned noncontrolling interests	(1,276)	(16,376)
Contributions from partially owned noncontrolling interests	6,182	12,617
Contributions from Parent	121,616	55,468
Borrowings on mortgages payable	41,941	—
Repayments on mortgages payable including prepayment penalties	(5,452)	(218,861)
Proceeds from revolving credit facilities	55,000	30,000
Repayments on revolving credit facilities	—	(63,000)
Payments of deferred financing fees	(4,544)	(1,004)
Purchase of interest rate caps	(2,136)	—
Net cash provided by (used in) financing activities	209,492	(200,758)

Net increase in cash, cash equivalents and restricted cash	$53,915	$79,805
Cash, cash equivalents and restricted cash, beginning of year	136,929	53,532
Cash, cash equivalents and restricted cash, end of period	$190,844	$133,337

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$186,278	$131,617
Restricted cash	4,566	1,720
Total cash, cash equivalents and restricted cash, end of period	$190,844	$133,337

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$4,673	$2,967

Supplemental disclosure of non-cash investing and financing activities
Distributions payable – declared and unpaid	$1,276	$2,909
Mortgages assumed upon property acquisition	$—	$16,235
Mortgages assumed by buyer upon sale of real estate assets	$—	$(26,625)
Capital expenditures held in accounts payable and other accrued liabilities	$(1,690)	$(35)

See Notes to Combined Financial Statements

BLUEROCK HOMES TRUST, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Bluerock Homes Trust, Inc. (the “Company” or “Bluerock Homes”) has historically operated as part of Bluerock Residential Growth REIT, Inc (“Bluerock Residential” or “Parent”) and not as a standalone company. On October 6, 2022, Bluerock Residential completed a spin-off transaction that resulted in its single-family residential real estate business and certain other assets being contributed to the Company. Financial statements have been derived from Bluerock Residential’s historical accounting records and are presented on a carve-out basis. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included in the financial statements. The financial statements also include allocations of certain general, administrative, sales and marketing expenses and operations from Bluerock Residential. However, amounts recognized by the Company are not representative of the amounts that would have been reflected in the financial statements had the Company operated independently of Bluerock Residential. Related-party allocations are discussed further in Note 13. All significant intercompany balances and transactions have been eliminated. Any references to “the Company,” “we,” “us,” or “our” for all periods ended October 6, 2022 and prior refer to Bluerock Homes as owned by Bluerock Residential, and for all periods subsequent to October 6, 2022 refer to Bluerock Homes as an independent, publicly traded company.

The Company owns and operates high-quality single-family properties located in attractive markets with a focus on the knowledge-economy and high-quality of life growth markets of the Sunbelt and Western United States. The Company’s principal objective is to generate attractive risk-adjusted returns on investments where it believes it can drive growth in funds from operations and net asset value by acquiring pre-existing single-family residential homes, developing build-to-rent communities, and through Value-Add renovations. The Company’s Value-Add strategy focuses on repositioning lower-quality, less current assets to drive rent growth and expand margins to increase net operating income and maximize the Company’s return on investment.

As of September 30, 2022, the Company held an aggregate of 3,963 residential units held through twenty-nine real estate investments, consisting of twenty-two consolidated operating investments and seven investments held through preferred equity investments. As of September 30, 2022, the Company’s consolidated operating investments were approximately 90.9% occupied.

The Company intends to elect to be taxed and to operate in a manner that will allow it to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with its taxable year ending December 31, 2022. As a REIT, the Company generally will not be subject to corporate-level income taxes. To qualify and maintain its REIT status, the Company will be required, among other requirements, to distribute annually at least 90% of its “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to the Company’s stockholders. If the Company fails to qualify as a REIT in any taxable year, it would be subject to federal income tax on its taxable income at regular corporate tax rates.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company conducts its operations through Bluerock Residential Holdings, L.P., its operating partnership (the “Operating Partnership”), of which it is the sole general partner. The combined financial statements include the Company’s accounts and those of the Operating Partnership and its subsidiaries.

Bluerock Homes consists of the combined financial statements of the Operating Partnership and Bluerock REIT Operator, LLC, as well as the following investments and certain related entities: Alexan Southside Place, ARIUM Grandewood, Ballast, Golden Pacific, ILE, James at South First, Marquis at The Cascades, Mira Vista, Navigator Villas, Peak (Axelrod, DFW 189, Granbury, Granbury 2.0, Indy, Lubbock, Lubbock 2.0, Lubbock 3.0, Lynnwood, Lynnwood 2.0, Peak Housing, Savannah 319, Springfield, Springtown, Springtown 2.0, Texarkana and Texas Portfolio 183), Park & Kingston, Plantation Park, The Conley, The Cottages at Myrtle Beach, The Cottages at Warner Robins, The Cottages of Port St. Lucie, The District at Scottsdale, The Hartley at Blue Hill, The Woods at Forest Hill, Thornton Flats, Vickers Historic Roswell, Wayford at Concord, Wayford at Innovation Park, Weatherford 185, Willow Park and Yauger Park Villas. The general and administrative expenses have been allocated to the Company based on relative unit count. These allocated expenses are for corporate office expenses and management including, but not limited to, executive oversight, asset management, treasury, finance, human resources, tax, accounting, financial reporting, information technology and investor relations.

In accordance with adoption of the lease accounting update issued in July 2018, the Company reflects all income earned pursuant to tenant leases in a single line item, “Rental and other property revenues,” in the combined statements of operations.

The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all the information and disclosures required by GAAP for complete financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our audited combined financial statements for the year ended December 31, 2021 contained in the Information Statement filed as Exhibit 99.1 to our Form 8-K filed on September 26, 2022.

The COVID-19 Pandemic

For much of 2020, the ongoing pandemic of the novel coronavirus and variants thereof (“COVID-19”) created significant uncertainty and economic disruption that adversely affected the Company and its tenants. The adverse impact of the pandemic moderated during 2021 and has significantly diminished during 2022. However, the continuing impact of the COVID-19 pandemic and its duration are unclear, and various factors could erode the progress that has been made against the virus to date. If conditions similar to those experienced in 2020, at the height of the pandemic, were to reoccur, such conditions and any resulting macro-economic changes could have material and adverse effects on the Company’s financial condition, results of operations and cash flows. The Company continues to closely monitor the impact of COVID-19 on all aspects of its business. For further information regarding the impact of COVID-19 on the Company, see the section titled “Risk Factors---Risks Related to Our Business, Properties and Industry” in the Information Statement filed as Exhibit 99.1 to our Form 8-K filed on September 26, 2022.

Summary of Significant Accounting Policies

Real Estate Investments and Preferred Equity Investments

The Company first analyzes an investment to determine if it is a variable interest entity (“VIE”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810: Consolidation and, if so, whether the Company is the primary beneficiary requiring consolidation of the entity. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change in value with changes in the fair value of the VIE’s net assets. The Company continuously re-assesses at each level of the investment whether (i) the entity is a VIE, and (ii) the Company is the primary beneficiary of the VIE. If it was determined that an entity in which the Company holds an interest qualified as a VIE and the Company was the primary beneficiary, the entity would be consolidated.

If, after consideration of the VIE accounting literature, the Company has determined that an entity is not a VIE, the Company assesses the need for consolidation under all other provisions of ASC 810. These provisions provide for consolidation of majority-owned entities through a majority voting interest held by the Company providing control.

In assessing whether the Company is in control of and requiring consolidation of the limited liability company and partnership venture structures, the Company evaluates the respective rights and privileges afforded each member or partner (collectively referred to as “member”). The Company’s member would not be deemed to control the entity if any of the other members has either (i) substantive kickout rights providing the ability to dissolve (liquidate) the entity or otherwise remove the managing member or general partner without cause or (ii) substantive participating rights in the entity. Substantive participating rights (whether granted by contract or law) provide for the ability to effectively participate in significant decisions of the entity that would be expected to be made in the ordinary course of business.

If it has been determined that the Company does not have control but does have the ability to exercise significant influence over the entity, the Company accounts for these investments as preferred equity investments in unconsolidated real estate joint ventures in its consolidated balance sheets. In accordance with ASC 320 Investments – Debt Securities, the Company classifies each preferred equity investment as a held-to-maturity debt security as the Company has the intention and ability to hold the investment to maturity. The Company earns a fixed return on these investments which is included within preferred returns on unconsolidated real estate joint ventures in its combined statements of operations. The Company evaluates the collectability of each preferred equity investment and estimates a provision for credit loss, as applicable. Refer to the Current Expected Credit Losses (“CECL”) section of this Note for further information regarding CECL and the Company’s provision for credit losses.

Notes Receivable (Real Estate Loan Investment)

The Company analyzes each loan arrangement that involves real estate development to consider whether the loan qualifies for accounting as a loan or as an investment in a real estate development project. The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310-10 Receivables. For each loan, the Company has concluded that the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate. The Company recognizes interest income on its notes receivable on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected. Costs incurred to originate its notes receivable are deferred and amortized using the effective interest method over the term of the related notes receivable. The Company evaluates the collectability of each loan investment and estimates a provision for credit loss, as applicable. Refer to the CECL section of this Note for further information regarding CECL and the Company’s provision for credit losses.

Fair Value of Financial Instruments

As of September 30, 2022 and December 31, 2021, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due to and due from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations. Refer to Note 11 for further information regarding fair value measurements.

Real Estate Assets

Capital Additions, Depreciation and Amortization

The Company capitalizes costs, including certain indirect costs, incurred in connection with its capital addition activities, including redevelopment, development and construction projects, other tangible property improvements, and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by employees in connection with capital addition activities at the property level. The Company characterizes as “indirect costs” an allocation of certain department costs, including payroll, at the corporate levels that clearly relate to capital additions activities. The Company also capitalizes interest, property taxes and insurance during periods in which redevelopment, development and construction projects are in progress. Cost capitalization begins once the development or construction activity commences and ceases when the asset is ready for its intended use. Repair and maintenance and tenant turnover costs are expensed as incurred. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset. Depreciation and amortization expense are computed on the straight-line method over the asset’s estimated useful life. The Company considers the period of future benefit of an asset to determine its appropriate useful life and anticipates the estimated useful lives of assets by class to be generally as follows:

Buildings	30 – 40 years
Building improvements	5 – 15 years
Land improvements	5 – 15 years
Furniture, fixtures and equipment	3 – 7 years
In-place leases	6 months

Impairment of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets. No impairment charges were recorded in 2022 or 2021.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.

Restricted Cash

Restricted cash is composed of lender-imposed escrow accounts for replacement reserves, real estate taxes and insurance.

Concentration of Credit Risk

The Company maintains cash balances with high-quality financial institutions and periodically evaluates the creditworthiness of such institutions and believes that the Company is not exposed to significant credit risk. Cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

Rents and Other Receivables

The Company will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of tenants in developing these estimates.

Deferred Financing Fees

Deferred financing fees represent commitment fees, legal fees and other third-party costs associated with obtaining financing. Fees associated with the Company’s revolving lines of credit are recorded within accounts receivable, prepaids and other assets on the combined balance sheet. Deferred fees associated with its lines of credit are amortized to interest expense over the terms of the financing agreements using the straight-line method, which approximates the effective interest method.

Partially Owned Noncontrolling Interests

Partially owned noncontrolling interests are comprised of the Company’s joint venture partners’ interests in consolidated joint ventures. The Company reports its joint venture partners’ interest in its consolidated real estate joint ventures and other subsidiary interests held by third parties as noncontrolling interests. The Company records these noncontrolling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss and equity contributions and distributions. These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the noncontrolling interest holder pursuant to each joint venture’s operating agreement.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the terms of the rental agreements and in accordance with ASC Topic 842 Leases. Rental revenue is recognized on an accrual basis and when the collectability of the amounts due from tenants is deemed probable. Rental revenue is included within rental and other property revenues on the Company’s combined statement of operations. Amounts received in advance are recorded as a liability within other accrued liabilities on the Company’s combined balance sheet.

Other property revenues are recognized in the period earned.

Reportable Segment

The Company owns and operates residential investments that generate rental and other property-related income through the leasing of units to a diverse base of tenants. The Company evaluates operating performance on an individual property investment level and based on the investments’ similar economic characteristics. The Company’s primary financial measure for operating performance is net operating income (“NOI”) as it measures the core operations of property performance by excluding corporate level expenses and those other items not related to property operating performance. The Company views its residential investments as two operating segments, and, accordingly, aggregates its properties into two reportable segments: single-family residential units and multifamily apartment communities. Refer to Note 15 for further information.

Lessor Accounting

The Company’s current portfolio generates rental revenue by leasing residential units. As lease revenues for residential units fall under the scope of ASC Topic 842, such lease revenues are classified as operating leases with straight-line recognition over the terms of the relevant lease agreement and inclusion within rental revenue. Resident leases are generally for one-year or month-to-month terms and are renewable by mutual agreement between the Company and the resident. Non-lease components of the Company’s leases are combined with the related lease component and accounted for as a single lease component under ASC Topic 842. The balances of net real estate investments and related depreciation on the Company’s combined financial statements relate to assets for which the Company is the lessor.

Lessee Accounting

The Company determines whether an arrangement is a lease at inception. The Company determined that the lessee operating lease commitments have no material impact on its combined financial statements with the adoption of ASC Topic 842. The Company will continue to assess any modification of existing lease agreements and execution of any new lease agreements for the potential requirement of recording a right-of-use asset or liability in the future.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the Unites States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In January 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-01 “Reference Rate Reform (Topic 848)” (“ASU 2021-01”). The amendments in ASU 2021-01 permit entities to elect certain optional expedients in connection with reference rate reform activities and their impact on debt, contract modifications and derivative instruments as it is expected the global market will transition from LIBOR and other interbank offered rates to alternative reference rates. The amendments in ASU 2021-01 are effective immediately and may be elected over time as reference rate reform activities occur through December 31, 2022. The Company has not elected the optional expedients, though it continues to evaluate the impact of the guidance and may apply elections as applicable as changes in the market occur.

Current Expected Credit Losses

The Company estimates provision for credit losses on its loans (notes receivable) and preferred equity investments under CECL. This method is based on expected credit losses for the life of the investment as of each balance sheet date. The method for calculating the estimate of expected credit loss considers historical experience and current conditions for similar loans and reasonable and supportable forecasts about the future.

The Company estimates its provision for credit losses using a collective (pool) approach for investments with similar risk characteristics, such as collateral and duration of investment. In measuring the CECL provision for investments that share similar characteristics, the Company applies a default rate to the investments for the remaining loan or preferred equity investment hold period. As the Company does not have a significant historical population of loss data on its loan and preferred equity investments, the Company’s default rate utilized for CECL is based on an external historical loss rate for commercial real estate loans.

In addition to analyzing investments as a pool, the Company performs an individual investment assessment of expected credit losses. If it is determined that the borrower is experiencing financial difficulty, or a foreclosure is probable, or the Company expects repayment through the sale of the collateral, the Company calculates expected credit losses based on the value of the underlying collateral as of the reporting date. During this review process, if the Company determines that it is probable that it will not be able to collect all amounts due for both principal and interest according to the contractual terms of an investment, that loan or preferred equity investment is not considered fully recoverable and a provision for credit loss is recorded.

In estimating the value of the underlying collateral when determining if a loan or preferred equity investment is fully recoverable, the Company evaluates estimated future cash flows to be generated from the collateral underlying the investment. The inputs and assumptions utilized to estimate the future cash flows of the underlying collateral are based upon the Company’s evaluation of the operating results, economy, market trends, and other factors, including judgments regarding costs to complete any construction activities, lease-up and occupancy rates, rental rates, and capitalization rates utilized to estimate the projected cash flows at the disposition. The Company may also obtain a third-party valuation which may value the collateral through an “as-is” or “stabilized value” methodology. If upon completion of the valuation the fair value of the underlying collateral securing the investment is less than the net carrying value, the Company records a provision for credit loss on that loan or preferred equity investment. As the investment no longer displays the characteristics that are similar to those of the pool of loans or preferred equity investments, the investment is removed from the CECL collective (pool) analysis described above.

Note 3 – Discontinued Operations

During 2021, the Company sold six multifamily operating properties as follows: ARIUM Grandewood, James at South First, Marquis at The Cascades, Plantation Park, Park & Kingston and The District at Scottsdale.

We have concluded that these multifamily sales are discontinued operations as the asset group represents a component of an entity, the component met the criteria of held for sale in 2021, and the disposals represented a strategic shift in our business from multifamily apartment communities to single-family residential units. As a result, certain items were reclassified as part of discontinued operations for comparative purposes. The amounts in the statement of operations that are included in discontinued operations are summarized in the following table (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total Revenues	$—	$193	$—	$8,877

Expenses
Property operating	(53)	129	(53)	3,604
Property management and asset management fees	—	—	—	213
Weather-related losses, net	—	—	—	58
Depreciation and amortization	—	—	—	2,702
Interest expense, net	—	33	—	2,121
Total expenses	(53)	162	(53)	8,698
Income on operations of rental property	53	31	53	179

Loss on extinguishment of debt	—	(3,053)	—	(6,172)
Gain on sale of real estate investments	258	48,943	258	116,571
Income from discontinued operations	$311	$45,921	$311	$110,578

The amounts in the statement of cash flows that are included in discontinued operations are summarized in the following table (amounts in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Depreciation and amortization	$—	$2,929
Capital expenditures	—	(671)

Note 4 – Sale of Real Estate Assets

Sale of The Hartley at Blue Hill

On February 28, 2022, The Hartley at Blue Hill, a property located in Chapel Hill, North Carolina, was sold. The mezzanine loan provided by the Company was paid off for $34.4 million, which included principal repayment of $31.0 million and accrued interest of $3.4 million. On April 29, 2022, the senior loan provided by the Company, which was secured by a parcel of land adjacent to The Hartley at Blue Hill property, was paid off for $5.0 million.

Weatherford 185 Mezzanine Loan Repayment

On July 22, 2022, the outstanding balance of the Weatherford 185 mezzanine loan provided by the Company was paid off for $9.4 million, which included principal repayment of $9.3 million and accrued interest of $0.1 million.

Note 5 – Investments in Real Estate

As of September 30, 2022, the Company held twenty-nine real estate investments, consisting of twenty-two consolidated operating investments and seven investments held through preferred equity investments. The following tables provide summary information regarding the Company’s consolidated operating investments and preferred equity investments.

Consolidated Operating Investments

		Number of	Average Year	Ownership
Name	Market	Units	Built	Interest
Ballast	AZ / CO / WA	84	1998	95%
Golden Pacific	IN / KS / MO	170	1976	97%
ILE	TX / SE US	482	1991	95%
Navigator Villas	Pasco, WA	176	2013	90%
Peak
Axelrod	Garland, TX	22	1959	80%
DFW 189	Dallas-Fort Worth, TX	189	1962	56%
Granbury	Granbury, TX	36	2020-2021	80%
Granbury 2.0	Granbury, TX	34	2021-2022	80%
Indy	Indianapolis, IN	44	1958	60%
Lubbock	Lubbock, TX	60	1955	80%
Lubbock 2.0	Lubbock, TX	75	1972	80%
Lubbock 3.0	Lubbock, TX	45	1945	80%
Lynnwood	Lubbock, TX	20	2005	80%
Lynnwood 2.0	Lubbock, TX	20	2003	80%
Savannah 319	Savannah, GA	53	2022	80%
Springfield	Springfield, MO	290	2004	60%
Springtown	Springtown, TX	70	1991	80%
Springtown 2.0	Springtown, TX	14	2018	80%
Texarkana	Texarkana, TX	29	1967	80%
Texas Portfolio 183	Various / TX	183	1975	80%
Wayford at Concord	Concord, NC	150	2019	83%
Yauger Park Villas	Olympia, WA	80	2010	95%
Total Units		2,326

Depreciation expense was $3.5 million and $1.0 million, and $9.1 million and $1.9 million for the three and nine months ended September 30, 2022 and 2021, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. Amortization expense related to the in-place leases was $0.1 million and $0.7 million, and $2.7 million and $1.0 million for the three and nine months ended September 30, 2022 and 2021, respectively.

Preferred Equity Investments

		Actual /	Actual /	Actual /
		Planned	Estimated	Estimated
		Number of	Initial	Construction
Lease-up Investment Name	Location / Market	Units	Occupancy	Completion
Willow Park	Willow Park, TX	46	2Q 2022	2Q 2023
Total Lease-up Units		46

Development Investment Name
The Woods at Forest Hill	Forest Hill, TX	76	1Q 2023	3Q 2023
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	2Q 2023	4Q 2023
The Cottages at Warner Robins	Warner Robins, GA	251	3Q 2023	4Q 2023
The Cottages of Port St. Lucie	Port St. Lucie, FL	286	2Q 2023	4Q 2023
Wayford at Innovation Park	Charlotte, NC	210	3Q 2023	3Q 2024
Total Development Units		1,117

		Number of
Operating Investment Name		Units
Peak Housing (1)	IN / MO / TX	474
Total Operating Units		474
Total Units		1,637
(1)	Peak Housing is a stabilized operating portfolio and consists of the Company’s preferred equity investments in a private single-family home REIT (refer to Note 8 for further information). Unit count excludes units presented in the consolidated operating investments table above.

Note 6 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity and related new financing during the nine months ended September 30, 2022 ($ in thousands):

			Number of	Ownership	Purchase
Name	Market	Date (1)	Units	Interest	Price	Debt
Granbury 2.0	Granbury, TX	March 11, 2022	34	80%	$7,650	$5,355	(2)
Savannah 319	Savannah, GA	March 17, 2022	19	80%	4,465	—	(3)
Golden Pacific	IN / KS / MO	1Q 2022	62	97%	11,774	—	(3)
ILE	TX / SE US	1Q 2022	31	95%	7,011	9,974	(4)
Ballast	AZ / CO / WA	2Q 2022	65	95%	26,100	—	(3)
Golden Pacific	IN / KS / MO	2Q 2022	66	97%	13,966	—	(3)
ILE	TX / SE US	2Q 2022	108	95%	27,804	8,802	(4)
Savannah 319	Savannah, GA	2Q 2022	20	80%	4,767	—	(3)
Ballast	AZ / CO / WA	3Q 2022	19	95%	6,233	—	(3)
Golden Pacific	IN / KS / MO	3Q 2022	35	97%	7,859	—	(3)
ILE	TX / SE US	3Q 2022	64	95%	16,711	10,193	(4)
Savannah 319	Savannah, GA	3Q 2022	14	80%	3,394	—	(3)
(1)	For those acquisitions where the quarter is specified, the Company, on various dates throughout that specified quarter, acquired additional units that were added to the respective existing portfolios. For Ballast, the units acquired in the second quarter 2022 were the first acquisitions by the Company for the portfolio.
(2)	The $5.4 million mezzanine loan provided by the Company at the time of acquisition was converted into a common equity interest on April 1, 2022. Refer to the Peak Housing Interests and Financing disclosure in Note 8 for further information.
(3)	Purchase price was funded in full by the Company and its unaffiliated joint venture partner upon acquisition.
(4)	As there are four separate credit agreements under which the ILE portfolio acquisitions are financed, the debt amount represents the aggregate debt held through one or more of these credit agreements. Refer to Note 9 and Note 10 for further information.

Purchase Price Allocation

The real estate acquisitions above have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets based on their estimated fair values at the dates of acquisition.

The following table summarizes the assets acquired at the acquisition date for acquisitions made during the nine months ended September 30, 2022 (amounts in thousands):

Purchase Price
Allocation
Land	$26,947
Building	116,399
Building improvements	542
Furniture and fixtures	147
In-place leases	193
Total assets acquired	$144,228

Note 7 – Notes and Interest Receivable

At September 30, 2022 and December 31, 2021, the Company had zero and $38.9 million, respectively, in notes and accrued interest receivable due from its loan investments. The $38.9 million receivable due at December 31, 2021 represents the Company’s loan investments in The Hartley at Blue Hill and is net of a recovery of credit loss of $58,707.

Provision for and Recovery of Credit Losses

The provision for and recovery of credit losses of the Company’s loan investments at September 30, 2022 and December 31, 2021 are summarized in the table below (amounts in thousands):

	September 30,	December 31,
	2022	2021
Beginning balances, net as of January 1, 2022 and 2021, respectively	$59	$82
Recovery of credit losses on pool of assets, net (1)	(59)	(23)
Provision for credit losses, end of period	$—	$59
(1)	Under CECL, a provision for credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The recovery of credit losses during the nine months ended September 30, 2022 was a result of the sale of The Hartley at Blue Hill.

Following is a summary of the interest income from loan investments for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Property	2022	2021	2022	2021
Corpus (1)	$—	$109	$—	$109
Jolin (1)	—	33	—	33
The Hartley at Blue Hill (2)	—	1,046	784	3,104
Vickers Historic Roswell (3)	—	—	—	903
Weatherford 185 (4)	69	—	501	—
Total	$69	$1,188	$1,285	$4,149
(1)	In the third quarter 2021, the Company provided bridge loans to both Corpus and Jolin. In December 2021, the Company recapitalized both Corpus and Jolin and received a full payoff of each loan. As part of the recapitalization, both Corpus and Jolin, along with two portfolios of homes previously owned by the Company’s joint venture partner, were combined into one consolidated portfolio known as Texas Portfolio 183.

(2)	In the first quarter 2022, The Hartley at Blue Hill property was sold and the mezzanine loan provided by the Company was paid off in full. The Hartley at Blue Hill senior loan provided by the Company was paid off in full in the second quarter 2022.
(3)	In the second quarter 2021, the Vickers Historic Roswell property was sold. The mezzanine loan provided by the Company was paid off in full upon the sale.
(4)	On July 22, 2022, the Weatherford 185 mezzanine loan provided by the Company was paid off in full. Refer to the disclosure below for further information.

The Hartley at Blue Hill Loan Financing

The Hartley at Blue Hill property was sold on February 28, 2022. The mezzanine loan provided by the Company was paid off for $34.4 million, which included principal repayment of $31.0 million and accrued interest of $3.4 million. On April 29, 2022, the senior loan provided by the Company, which was secured by a parcel of land adjacent to The Hartley at Blue Hill property, was paid off for $5.0 million.

Weatherford 185 Mezzanine Loan Financing

On February 15, 2022, the Company provided a $9.6 million mezzanine loan to an unaffiliated third party to purchase land in Weatherford, Texas for the development of approximately 185-build for rent, single-family residential units. The loan bore interest at a fixed rate of 12% per annum with interest-only payments during the term of the loan. The loan was to initially mature on May 16, 2022 and contained three (3) thirty-day extension options, of which the borrower exercised all three options, extending the maturity date to August 14, 2022. At the time of each such extension, the borrower was required to make a payment to the Company of $0.1 million toward the unpaid principal amount of the loan. The loan could be prepaid without penalty.

On July 22, 2022, the outstanding balance of the Weatherford 185 mezzanine loan provided by the Company was paid off for $9.4 million, which included principal repayment of $9.3 million and accrued interest of $0.1 million.

Note 8 – Preferred Equity Investments in Unconsolidated Real Estate Joint Ventures

The carrying amount of the Company’s preferred equity investments in unconsolidated real estate joint ventures as of September 30, 2022 and December 31, 2021 is summarized in the table below (amounts in thousands):

	September 30,	December 31,
Property	2022	2021
Peak Housing	$20,318	$20,318
The Cottages at Myrtle Beach	17,914	9,034
The Cottages at Warner Robins	13,250	—
The Cottages of Port St. Lucie	18,785	7,260
The Woods at Forest Hill	3,300	442
Wayford at Innovation Park	6,880	—
Willow Park	2,540	2,540
Total	$82,987	$39,594
Provision for credit losses	(55)	(73)
Total, net	$82,932	$39,521

Provision for and Recovery of Credit Losses

The provision for and recovery of credit losses of the Company’s preferred equity investments at September 30, 2022 and December 31, 2021 are summarized in the table below (amounts in thousands):

	September 30,	December 31,
	2022	2021
Beginning balances, net as of January 1, 2022 and 2021, respectively	$73	$16,009
Recovery of credit losses on pool of assets, net (1)	(18)	(6)
Recovery of credit loss – Alexan Southside Place (2)	—	(15,930)
Provision for credit losses, net, end of period	$55	$73

Recovery of credit loss – Alexan Southside Place	$(292)	$—
(1)	Under CECL, a provision for credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The recovery of credit losses during the nine months ended September 30, 2022 was primarily attributable to a decrease in the trailing twelve-month historical default rate.
(2)	In the first quarter 2021, Alexan Southside Place, the property underlying the Company’s preferred equity investment, was sold.

As of September 30, 2022, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding equity investments in seven joint ventures. These seven equity investments are preferred equity investments that are classified as held to maturity debt securities as the Company has the intention and ability to hold the investments to maturity. The Company earns a fixed return on these investments, which is included within preferred returns on unconsolidated real estate joint ventures in its combined statements of operations. Each joint venture’s purpose is to develop or operate a portfolio of residential units.

The preferred returns on the Company’s unconsolidated real estate joint ventures for the three and nine months ended September 30, 2022 and 2021 are summarized below (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Property	2022	2021	2022	2021
Mira Vista (1)	$—	$125	$—	$391
Peak Housing	476	340	1,412	574
The Conley (1)	—	—	—	405
The Cottages at Myrtle Beach	664	39	1,624	39
The Cottages at Warner Robins	448	—	660	—
The Cottages of Port St. Lucie	682	48	1,490	48
The Woods at Forest Hill	107	—	173	—
Thornton Flats (1)	—	109	—	315
Wayford at Concord (2)	—	—	—	364
Wayford at Innovation Park	152	—	192	—
Willow Park	84	—	250	—
Total preferred returns on unconsolidated joint ventures	$2,613	$661	$5,801	$2,136
(1)	The Company’s preferred equity investment was redeemed in 2021.
(2)	On June 4, 2021, the Company purchased the Wayford at Concord property from its unaffiliated joint venture partner, and as part of the transaction, its preferred equity investment was redeemed.

The occupancy percentages of the Company’s unconsolidated real estate joint ventures at September 30, 2022 and December 31, 2021 are as follows:

Property	September 30, 2022	December 31, 2021
Peak Housing	94.9%	92.8%
The Cottages at Myrtle Beach	(1)	(2)
The Cottages at Warner Robins	(1)	(2)
The Cottages of Port St. Lucie	(1)	(2)
The Woods at Forest Hill	(1)	(2)
Wayford at Innovation Park	(1)	(2)
Willow Park (3)	21.7%	(2)
(1)	The development had not commenced lease-up as of September 30, 2022.
(2)	The development had not commenced lease-up as of December 31, 2021.
(3)	Willow Park commenced lease-up in late June 2022.

Peak Housing Interests and Financing

During 2021, the Company made a preferred equity investment in the operating partnership of Peak Housing REIT (the “Peak REIT OP”), and in addition, made common equity investments, through joint ventures with Peak REIT OP, in fourteen portfolios of single-family residential units. During the first quarter 2022, the Company made common equity investments, along with the Peak REIT OP, in the following two portfolios of single-family residential units: Granbury 2.0 and Savannah 319. In addition to its common and/or preferred equity investments, the Company, through wholly-owned lender-entities, provided the full mortgage or mezzanine loan to each of the fifteen (Savannah 319 excluded) respective portfolio owners. These portfolio owners are owned by joint ventures in which the Company has its common equity investments along with Peak REIT OP. To determine if consolidation of the joint ventures was appropriate, the Company evaluated the basis of consolidation under ASC 810: Consolidation using the voting interest equity method as it had determined that the joint ventures were not variable interest entities. As the Company has controlling voting interests and substantive participating rights of the joint ventures under the operating agreements, the Company determined that consolidation of the joint ventures was appropriate. As the entities through which the Company provided the loans (the lender-entities) and the entities to which the loans were provided (the property owners) consolidate into the Company’s financial statements, the loan receivable balances and the loan payable balances are eliminated through consolidation and therefore are not reflected in the Company’s combined balance sheets. In addition, the Company’s pro rata share of each loan’s interest expense incurred through the portfolio owner partially offsets, through consolidation, the Company’s interest income for each loan recognized at the wholly-owned lender-entity. The remaining interest income, which is attributable to interest incurred by Peak REIT OP as the noncontrolling interest in each portfolio, is reflected in net income (loss) attributable to common stockholders in the Company’s combined statements of operations. Through its impact on the net operations of the portfolio, Peak REIT OP’s pro rata share of each loan’s interest expense is reflected in net income (loss) attributable to partially owned noncontrolling interests in the Company’s combined statements of operations.

On April 1, 2022, the mortgage or mezzanine loans provided by the Company to twelve of the fifteen respective portfolio owners were converted into a total of $66.2 million of common equity interests, which included the full principal loan balances in the aggregate amount of $61.6 million and an aggregate amount of $4.6 million representing the minimum interest associated with the respective loans.

On May 10, 2022, the mortgage loans provided by the Company to two of the fifteen respective portfolio owners were converted into a total of $39.2 million of common equity interests, which included the full principal loan balances in the aggregate amount of $38.2 million and an aggregate amount of $1.0 million representing the minimum interest associated with the respective loans. As of September 30, 2022, one mezzanine loan remains outstanding that has been provided by the Company to a portfolio owner.

Note 9 — Revolving Credit Facilities

The outstanding balances on the revolving credit facilities as of September 30, 2022 and December 31, 2021 are as follows (amounts in thousands):

Revolving Credit Facilities	September 30, 2022	December 31, 2021
Amended Senior Credit Facility	$—	$—
Amended Junior Credit Facility	—	—
DB Credit Facility	35,000	—
ILE Sunflower Credit Facility	20,000	—
Total	$55,000	$—

Amended Senior Credit Facility

On March 6, 2020, Bluerock Residential entered into the Amended Senior Credit Facility. The Amended Senior Credit Facility provided for a revolving loan with an initial commitment amount of $100 million, which commitment contained an accordion feature to a maximum total commitment of up to $350 million. Borrowings under the Amended Senior Credit Facility bore interest, at Bluerock Residential’s option, at LIBOR plus 1.30% to 1.65% or the base rate plus 0.30% to 0.65%, depending on its leverage ratio. Bluerock Residential paid an unused fee at an annual rate of 0.15% to 0.20% of the unused portion of the Amended Senior Credit Facility, depending on the borrowings outstanding. The Amended Senior Credit Facility was to mature on March 6, 2023 and contained two one-year extension options, subject to certain conditions. The Amended Senior Credit Facility contained certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio and minimum tangible net worth. Bluerock Residential had guaranteed the obligations under the Amended Senior Credit Facility and had pledged certain assets as collateral.

The Amended Senior Credit Facility provided Bluerock Residential with the ability to issue up to $50 million in letters of credit. While the issuance of letters of credit did not increase its borrowings outstanding under the Amended Senior Credit Facility, it did reduce the availability of borrowings. At September 30, 2022, Bluerock Residential had one outstanding letter of credit of $0.8 million.

Amended Junior Credit Facility

On September 21, 2021, Bluerock Residential entered into the Amended Junior Credit Facility. The Amended Junior Credit Facility extended the maturity date of the credit facility to December 21, 2023 and included changes in certain financial and operating covenants. There were no other material changes in terms from the previous credit facility. The Amended Junior Credit Facility provided for a revolving loan with a maximum commitment amount of $72.5 million. Borrowings under the Amended Junior Credit Facility bore interest, at Bluerock Residential’s option, at LIBOR plus 2.75% to 3.25% or the base rate plus 1.75% to 2.25%, depending on its leverage ratio. Bluerock Residential paid an unused fee at an annual rate of 0.35% to 0.40% of the unused portion of the Amended Junior Credit Facility, depending on the borrowings outstanding. The Amended Junior Credit Facility contained certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, minimum debt yield, minimum tangible net worth and minimum equity raise and collateral values. Bluerock Residential had guaranteed the obligations under the Amended Junior Credit Facility and had pledged certain assets as collateral.

On October 6, 2022, in connection with transactions related to the Separation, the Distribution and the Spin-Off, Bluerock Residential caused the termination of all commitments, liabilities and other obligations under the Amended Senior Credit Facility and the Amended Junior Credit Facility.

Deutsche Bank Credit Facility (“DB Credit Facility”)

On April 6, 2022, the Company entered into a credit facility with Deutsche Bank Securities Inc., as sole lead arranger, Deutsche Bank AG, New York Branch, as administrative agent, the financial institutions party thereto as lenders and Computershare Trust Company, N.A., as paying agent and calculation agent (the “DB Credit Facility”). The DB Credit Facility provides for a revolving loan with a maximum commitment amount of $150 million. Borrowings under the DB Credit Facility are limited to financings related to the acquisition, renovation, rehabilitation, maintenance and leasing of single-family residential properties owned by various Peak joint ventures. During the initial term of the DB Credit Facility, borrowings bear interest on the amount drawn at Term SOFR plus 2.80%, and borrowings can be prepaid without premium or penalty. The DB Credit Facility matures on April 6, 2024 and contains two (2) one-year extension options, subject to certain conditions. The DB Credit Facility contains certain financial and operating covenants, including maximum leverage ratio, minimum debt yield and minimum debt service coverage ratio. At September 30, 2022, the Company was in compliance with all covenants under the DB Credit Facility. The Company has guaranteed the obligations under the DB Credit Facility.

At September 30, 2022, the capacity of borrowings under the DB Credit Facility was $115 million, of which $12 million was available based on the collateral and compliance with various ratios related to those assets.

ILE Sunflower Credit Facility

On December 27, 2021, the Company’s unaffiliated joint venture partner, ILE, entered into a credit facility with Sunflower Bank, N.A. (the “ILE Sunflower Credit Facility”). The ILE Sunflower Credit Facility provides for a revolving loan with an initial commitment amount of $20 million, which commitment contains an accordion feature to a maximum total commitment of up to $50 million. The ILE Sunflower Credit Facility, along with four other separate non-revolving credit facilities (refer to Note 10 for further information), is used in the financing of acquisitions of single-family residential units. Borrowings under the ILE Sunflower Credit Facility bear interest at LIBOR plus 3.0%, subject to a rate floor, and can be prepaid without penalty or premium. The ILE Sunflower Credit Facility matures on December 27, 2024 and contains certain financial and operating covenants, including a minimum fixed charge coverage ratio. At September 30, 2022, ILE was in compliance with all covenants under the ILE Sunflower Credit Facility. A principal of ILE has guaranteed the obligations under the ILE Sunflower Credit Facility and the Company and ILE have pledged certain assets as collateral.

Note 10 – Mortgages Payable

The following table summarizes certain information as of September 30, 2022 and December 31, 2021, with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of September 30, 2022
	September 30,	December 31,		Interest-only
Property	2022	2021	Interest Rate	through date	Maturity Date

Fixed Rate:
ILE (1)	$19,532	$—	3.75%	(2)	June 7, 2026
Navigator Villas (3)	20,121	20,361	4.57%	(2)	June 1, 2028
Yauger Park Villas (4)	14,714	14,921	4.86%	(2)	April 1, 2026
Total Fixed Rate	$54,367	$35,282

Floating Rate:
ILE (5)	$11,257	$26,825	5.20%	(5)	(5)
Wayford at Concord(6)	32,973	—	4.51%	May 2027	May 1, 2029
Total Floating Rate	$44,230	$26,825
Total	$98,597	$62,107
Fair value adjustments	1,315	1,555
Deferred financing costs, net	(1,278)	(655)
Total mortgages payable	$98,634	$63,007
(1)	ILE’s fixed rate debt represents the debt outstanding from one credit agreement.
(2)	The loan requires monthly payments of principal and interest.

(3)	The principal balance includes a $14.5 million senior loan at a fixed rate of 4.31% and a $5.6 million supplemental loan at a fixed rate of 5.23%.
(4)	The principal balance includes a $10.2 million senior loan at a fixed rate of 4.81% and a $4.5 million supplemental loan at a fixed rate of 4.96%.
(5)	ILE’s floating rate debt represents the aggregate debt outstanding across two separate credit agreements. Of the $11.3 million principal balance, $6.7 million held through one credit agreements requires monthly payments of principal and interest, while the remaining principal balance of $4.6 million held through the second credit agreement has monthly payments that are currently interest-only. The two credit agreements have maturity dates ranging from 2026 to 2028 and bear interest at one-month LIBOR or Term SOFR plus margins ranging from 2.30% to 3.00%, subject to rate floors, and have current interest rates ranging from 4.93% to 5.60% with a weighted average interest rate of 5.20% as of September 30, 2022.
(6)	The Wayford at Concord loan bears interest at the 30-day average SOFR plus 2.23%. In September 2022, the 30-day average SOFR in effect was 2.28%. SOFR rate is subject to a rate cap. Please refer to Note 12 for further information.

Deferred financing costs

Costs incurred in obtaining long-term financing are amortized on a straight-line basis to interest expense over the terms of the related financing agreements, as applicable, which approximates the effective interest method.

Loss on Extinguishment of Debt and Debt Modification Costs

Upon repayment of or in conjunction with a material change (i.e. a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes-off any unamortized deferred financing costs and fair market value adjustments related to the original debt that was extinguished. Prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized are also included within loss on extinguishment of debt and debt modification costs on the combined statements of operations. Loss on extinguishment of debt and debt modification costs on the Company’s continuing operations were zero for the three and nine months ended September 30, 2022 and 2021.

Refinancing of Wayford at Concord

Upon its acquisition in June 2021, the Company and its unaffiliated joint venture partner (together, the “Wayford JV”) fully funded the purchase price of Wayford at Concord. On April 21, 2022, the Wayford JV entered into a $33.0 million floating rate loan, which is secured by the Wayford at Concord property, with the loan proceeds distributed to the Wayford JV members in accordance with the distribution provisions in the joint venture agreement.

Debt maturities

As of September 30, 2022, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2022 (October 1–December 31)	$366
2023	1,526
2024	1,639
2025	1,717
2026	37,471
Thereafter	55,878
$98,597
Add: Unamortized fair value debt adjustment	1,315
Subtract: Deferred financing costs, net	(1,278)
Total	$98,634

The net book value of real estate assets providing collateral for these above borrowings, including the revolving credit facilities (refer to Note 9 for further information), was $302.0 million as of September 30, 2022.

The mortgage loans encumbering the Company’s properties are nonrecourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender. These exceptions generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain events, such as fraud or filing of a bankruptcy petition by the borrower, the Company or our joint ventures would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, including penalties and expenses. The mortgage loans have a period where a prepayment fee or yield maintenance would be required.

Note 11 – Fair Value of Financial Instruments

Fair Value Measurements

For financial assets and liabilities recorded at fair value on a recurring or non-recurring basis, fair value is the price the Company would expect to receive to sell an asset, or pay to transfer a liability, in an orderly transaction with a market participant at the measurement date under current market conditions. In the absence of such data, fair value is estimated using internal information consistent with what market participants would use in a hypothetical transaction.

In determining fair value, observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions; preference is given to observable inputs. In accordance with GAAP and as defined in ASC Topic 820: Fair Value Measurement, these two types of inputs create the following fair value hierarchy:

● Level 1:	Quoted prices for identical instruments in active markets
● Level 2:

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable

● Level 3:	Significant inputs to the valuation model are unobservable

If the inputs used to measure the fair value fall within different levels of the hierarchy, the fair value is determined based upon the lowest level input that is significant to the fair value measurement. Whenever possible, the Company uses quoted market prices to determine fair value. In the absence of quoted market prices, the Company uses independent sources and data to determine fair value.

Financial Instrument Fair Value Disclosures

As of September 30, 2022 and December 31, 2021, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due to and due from affiliates, accounts payable, other accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

Derivative Financial Instruments

The estimated fair values of derivative financial instruments are valued using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value of interest rate caps is determined using the market-standard methodology of discounting the future expected cash receipts which would occur if floating interest rates rise above the strike rate of the caps. The floating interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The inputs used in the valuation of interest rate caps fall within Level 2 of the fair value hierarchy.

Fair Value of Debt

As of September 30, 2022 and December 31, 2021, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $94.2 million and $64.8 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $99.9 million and $63.7 million, respectively. The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs of the fair value hierarchy) for similar types of borrowing arrangements.

Note 12 – Derivative Financial Instruments

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings.

The Company’s objectives in using interest rate derivative financial instruments are to add stability to interest expense and to manage the Company’s exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate caps and swaps as part of its interest rate risk management strategy. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The Company has not designated any of the interest rate derivatives as hedges. Although these derivative financial instruments were not designated or did not qualify for hedge accounting, the Company believes the derivative financial instruments are effective economic hedges against increases in interest rates. The Company does not use derivative financial instruments for trading or speculative purposes.

As of September 30, 2022, the Company had interest rate caps and swaps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying floating interest rate for $79.2 million of the Company’s floating rate debt.

The table below presents the classification and fair value of the Company’s derivative financial instruments on the combined balance sheets as of September 30, 2022 and December 31, 2021 (amounts in thousands):

Derivatives not designated as hedging		Fair values of derivative instruments
instruments under ASC 815-20	Balance Sheet Location	September 30, 2022	December 31, 2021
Interest rate caps	Accounts receivable, prepaids and other assets	$4,205	$—
Interest rate swaps	Accounts receivable, prepaids and other assets	688	—

The table below presents the classification and effect of the Company’s derivative financial instruments on the combined statements of operations for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

		The Effect of Derivative Instruments on the Statements of Operations
Derivatives not designated as hedging	Location of Gain or (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
instruments under ASC 815-20	Recognized in Income	2022	2021	2022	2021
Interest rate caps	Interest Expense	$1,903	$—	$2,070	$—
Interest rate swaps	Interest Expense	688	$—	688	—

Note 13 – Related Party Transactions

Administrative Services Agreement

In October 2017, Bluerock Residential entered into an Administrative Services Agreement (the “Administrative Services Agreement”, or “ASA”) with Bluerock Real Estate, LLC and its affiliate, Bluerock Real Estate Holdings, LLC (together “BRE”). Pursuant to the Administrative Services Agreement, BRE provides Bluerock Residential with certain human resources, investor relations, marketing, legal and other administrative services (the “Services”). The Services are provided on an at-cost basis, generally allocated based on the use of such Services for the benefit of the business, and are invoiced on a quarterly basis. In addition, the Administrative Services Agreement permits certain employees to provide or cause to be provided services to BRE, on an at-cost basis, generally allocated based on the use of such services for the benefit of the business of BRE, and otherwise subject to the terms of the Services provided by BRE to Bluerock Residential under the Administrative Services Agreement. Payment by Bluerock Residential of invoices and other amounts payable under the Administrative Services Agreement will be made in cash or, in the sole discretion of the board of directors of Bluerock Residential, in the form of Bluerock Residential’s long-term incentive plan units. On August 5, 2022, Bluerock Residential delivered written notice to BRE of its intention to renew the Administrative Services Agreement for an additional one-year term, to expire on October 31, 2023. The Administrative Services Agreement will automatically terminate (i) upon termination by Bluerock Residential of all Services, or (ii) in the event of non-renewal by Bluerock Residential.

Pursuant to the Administrative Services Agreement, BRE is responsible for the payment of all employee benefits and any other direct and indirect compensation for the employees of BRE (or their affiliates or permitted subcontractors) assigned to perform the Services, as well as such employees’ worker’s compensation insurance, employment taxes, and other applicable employer liabilities relating to such employees.

Bluerock Residential and BRE also entered into a Leasehold Cost-Sharing Agreement (the “Leasehold Cost-Sharing Agreement”, or “CSA”) with respect to the lease for their New York headquarters (the “NY Lease”) to provide for the allocation and sharing between BRE and Bluerock Residential of the costs thereunder, including costs associated with tenant improvements. The NY Lease permits Bluerock Residential and certain of its respective subsidiaries and/or affiliates to share occupancy of the New York headquarters with BRE. Under the NY Lease, Bluerock Residential issued a $750,000 letter of credit as a security deposit, and BRE is obligated under the Leasehold Cost-Sharing Agreement to indemnify and hold Bluerock Residential harmless from loss if there is a claim under such letter of credit. Payment by Bluerock Residential of any amounts payable under the Leasehold Cost-Sharing Agreement to BRE will be made in cash or, in the sole discretion of the board of directors of Bluerock Residential, in the form of Bluerock Residential’s long-term incentive plan units.

Pursuant to the terms of the Administrative Services Agreement, operating expenses were (i) paid by BRE on behalf of Bluerock Residential, and (ii) paid by Bluerock Residential on behalf of BRE. The following presents operating expense amounts allocated to the Company by applying an allocation percentage, which was determined by taking the number of units carved out of the Bluerock Residential portfolio divided by Bluerock Residential’s total portfolio unit count, to the total operating expenses paid on behalf of or by Bluerock Residential. Operating expense amounts recognized by the Company are not representative of the amounts that would have been reflected in the financial statements had the Company operated independently of Bluerock Residential. Recorded as part of general and administrative expenses, operating expenses paid by BRE on behalf of Bluerock Residential of $0.2 million and $0.1 million, and $0.6 million and $0.3 million were expensed during the three and nine months ended September 30, 2022 and 2021, respectively. Bluerock Residential paid operating expenses on behalf of BRE of $0.2 million and $0.1 million, and $0.7 million and $0.3 million for the three and nine months ended September 30, 2022 and 2021, respectively.

Pursuant to the terms of the Administrative Services Agreement and the Leasehold Cost-Sharing Agreement, summarized below are the net related party amounts payable to BRE as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022	December 31, 2021
Operating and direct expense reimbursements
Amounts payable to BRE under the ASA, net	$205	$319
Amounts payable to BRE under the CSA	205	187
Total amounts payable to BRE, net	$410	$506

As of September 30, 2022 and December 31, 2021, Bluerock Residential had zero and $0.4 million, respectively, in receivables due from related parties other than BRE.

On October 6, 2022, in connection with the transactions related to the Separation, the Distribution and the Spin-Off, Bluerock Residential caused the termination of both the ASA and the CSA. In conjunction with the termination of the Amended Senior Credit Facility (refer to Note 9 for further information), the $750,000 letter of credit issued by Bluerock Residential under the NY Lease was also terminated.

Note 14 – Commitments and Contingencies

The aggregate amount of the Company’s contractual commitments to fund future cash obligations in certain of its preferred equity and joint venture investments was $6.7 million and $108.1 million as of September 30, 2022 and December 31, 2021, respectively.

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Note 15 – Segment Information

The Company owns and operates residential investments that generate rental and other property-related income through the leasing of units to a diverse base of tenants. The Chief Operating Decision Maker, which is comprised of several members of the Company’s executive management team, evaluates the performance of the Company’s operations and allocates financial and other resources by assessing the financial results of and future performance outlook for the Company’s two reportable segments: single-family residential units (“Single-family”) and multifamily apartment communities (“Multifamily”).

The Chief Operating Decision Maker uses NOI as the primary financial measure for the Company’s operating performance. NOI is a non-GAAP measure that the Company defines as total property revenues less total property operating expenses, excluding depreciation and amortization and interest. The Chief Operating Decision Maker evaluates the Company’s operating performance using NOI as it measures the core operations of property performance by excluding corporate level expenses and those other items not related to property operating performance.

The following table summarizes NOI by the Company’s reportable segments for the three and nine months ended September 30, 2022 and 2021, and reconciles NOI to net income attributable to Bluerock Homes on the Company’s combined statements of operations. Prior year amounts have been reclassified to conform to the current period segment presentation (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rental and other property revenues
Single-family	$8,608	$2,643	$23,136	$4,704
Multifamily	—	—	—	—
Total rental and other property revenues	8,608	2,643	23,136	4,704

Property operating expenses
Single-family	4,440	802	10,994	1,544
Multifamily	—	—	—	—
Total property operating expenses	4,440	802	10,994	1,544

Net operating income
Single-family	4,168	1,841	12,142	3,160
Multifamily	—	—	—	—
Total net operating income	4,168	1,841	12,142	3,160
Reconciling items:
Interest income from loan investments	69	1,188	1,285	4,149
Property management and asset management fee expenses	(1,098)	(97)	(2,591)	(160)
General and administrative expenses	(1,802)	(1,063)	(4,991)	(3,142)
Acquisition and pursuit costs	(28)	(20)	(98)	(20)
Depreciation and amortization	(3,631)	(1,695)	(12,159)	(3,045)
Other income	—	183	100	183
Preferred returns on unconsolidated real estate joint ventures	2,613	661	5,801	2,136
(Provision for) recovery of credit losses, net	(4)	10	369	—
Interest expense, net	(22)	(740)	(2,982)	(2,084)
Net income (loss) from continuing operations	265	268	(3,124)	1,177
Net income from discontinued multifamily operations	311	45,921	311	110,578
Net income (loss)	576	46,189	(2,813)	111,755
Net (loss) income attributable to partially owned noncontrolling interests	(265)	5,397	(2,844)	12,094
Net income attributable to Bluerock Homes	$841	$40,792	$31	$99,661

The following table summarizes the assets of the Company’s reportable segments as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022	December 31, 2021
Assets
Net Real Estate Investments
Single-family	$467,687	$318,084
Multifamily	—	—
Total Net Real Estate Investments	467,687	318,084
Reconciling items:
Cash and cash equivalents	186,278	129,389
Restricted cash	4,566	7,540
Notes and accrued interest receivable, net	—	38,883
Due from affiliates	—	428
Accounts receivable, prepaids and other assets, net	15,954	5,094
Preferred equity investments in unconsolidated real estate joint ventures, net	82,932	39,521
In-place lease intangible assets, net	—	2,525
Total Consolidated Assets	$757,417	$541,464

Note 16 – Subsequent Events

In connection with the preparation of the accompanying financial statements, the Company has evaluated subsequent events and transactions occurring through the date that this Form 10-Q was issued for potential recognition and/or disclosure.

Separation and Distribution Agreement

On October 5, 2022, the Company entered into a Separation and Distribution Agreement (the “Separation Agreement”) with Bluerock Residential, Badger Parent, Badger Holdco LLC and the Operating Partnership in connection with the Company’s separation and spin-off from Bluerock Residential. See “Spin-Off” below. The Separation Agreement contains the key provisions relating to the separation from Bluerock Residential of its single-family residential real estate business and certain other assets (the “Separation”). It also sets forth certain other covenants and agreements between the Company and Bluerock Residential related to the Separation, including, among other things, provisions concerning the allocation of cash to the Company prior to the Separation and the treatment of shared contracts following the Separation, as well as certain covenants and agreements that govern aspects of the ongoing relationship between the Company and Bluerock Residential following the Distribution, including, among other things, provisions with respect to the release of claims, insurance, employee liabilities, expenses and indemnification. On October 6, 2022, pursuant to the Separation and Distribution Agreement, Bluerock Residential contributed to the Company the SpinCo Cash Amount (as that term is defined the Separation and Distribution Agreement) of approximately $74 million in cash; in addition, the Company held $22 million at its properties for a total cash and restricted cash balance of $96 million on October 6, 2022. The foregoing description of the Separation Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Separation Agreement, which is filed as Exhibit 2.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2022.

Spin-Off

On October 6, 2022, following the Separation and pursuant to the Separation Agreement, Bluerock Residential completed the spin-off of the Company by distributing all of the Company’s outstanding shares of Class A common stock and Class C common stock to the holders of Bluerock Residential common stock (the “Distribution”) as of the record date, September 29, 2022 (the “Spin-Off”). As a result of the Separation, the Distribution and the Spin-Off, the Company became an independent publicly-traded company and our Class A common stock is listed under the symbol “BHM” on the NYSE American. Following the Separation, the Distribution and the Spin-Off, the former holders of Bluerock Residential common stock who received shares of the Company’s common stock in the Distribution indirectly own approximately 34% of the Company’s single-family residential business, and holders of units in the Operating Partnership (other than the holders of the Company’s common stock) indirectly own approximately 66% of the Company’s single-family residential business.

Articles of Amendment and Restatement and Bylaws

In connection with the Separation and the Distribution, the Company filed Articles of Amendment and Restatement (the “Second Articles of Amendment and Restatement”) with the Maryland State Department of Assessments and Taxations on October 5, 2022, which became effective as of 12:00 a.m. on October 6, 2022, amending and restating our charter. The Second Articles of Amendment and Restatement provide for, among other things, (i) an increase in our authorized number of shares of capital stock to 1,000,000,000 shares, consisting of 750,000,000 shares of common stock, $0.01 par value per share and 250,000,000 shares of preferred stock, $0.01 par value per share, and (ii) restrictions on transfer and ownership intended to enable the Company to qualify and maintain its qualification as a real estate investment trust. On October 6, 2022, the Company also amended and restated its bylaws (the “Amended and Restated Bylaws”) to provide terms appropriate as an ongoing publicly traded company. The foregoing description of the Second Articles of Amendment and Restatement and the Amended and Restated Bylaws is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of each of the Second Articles of Amendment and Restatement and the Amended and Restated Bylaws, which are filed as Exhibits 3.1 and 3.2, respectively, to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2022.

Tax Matters Agreement

In connection with the Separation and the Distribution, on October 5, 2022, the Company entered into a Tax Matters Agreement with Bluerock Residential, Badger Parent, Badger Holdco LLC, Bluerock REIT Holdings, LLC (“REIT Holdings”) and the Operating Partnership that governs the respective rights, responsibilities and obligations of Bluerock Residential and the Company after the Distribution with respect to tax liabilities and benefits, tax attributes, certain indemnification rights with respect to tax matters, the preparation and filing of tax returns, the control of audits and other tax proceedings, the intended federal income tax characterization of the Separation and the Distribution and the agreed-upon reporting thereof, and certain other tax matters. The Company’s obligations under the Tax Matters Agreement are not limited in amount or subject to any cap. The foregoing description of the Tax Matters Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Tax Matters Agreement, which is filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2022.

Management Agreement with the Manager

In connection with the Separation and the Distribution, on October 5, 2022, the Company entered into a Management Agreement with the Operating Partnership and Bluerock Homes Manager, LLC (the “Manager”), which is an affiliate of Bluerock, pursuant to which the Manager will provide for the day-to-day management of the Company’s operations. The Management Agreement requires the Manager to manage the Company’s business affairs under the supervision and direction of its board of directors. Specifically, the Manager will be responsible for (i) the selection, purchase and sale of the Company’s portfolio investments, (ii) the Company’s financing activities, and (iii) providing the Company with advisory services, in each case in conformity with the investment guidelines and other policies approved and monitored by the board of directors.

Pursuant to the terms of the Management Agreement, the Manager will provide the Company with a management team and appropriate support personnel to provide the management services to be provided by the Manager to the Company. The Company will pay the Manager a base management fee (the “Base Management Fee”) in an amount equal to 1.50% of the Company’s new stockholders’ equity per year, as well as an incentive fee (the “Incentive Fee”) with respect to each calendar quarter (or part thereof that the Management Agreement is in effect) in arrears (as such capitalized terms are defined and such fees are described in the Management Agreement). The Company will also be required to reimburse the Manager for certain expenses and pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The initial term of the Management Agreement expires on October 6, 2023 and will be automatically renewed for a one-year term on each anniversary date thereafter unless earlier terminated or not renewed in accordance with the terms thereof.

The foregoing description of the Management Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Management Agreement, which is filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2022.

Termination of Credit Facilities with KeyBank

On October 6, 2022, in connection with transactions related to the Separation, the Distribution and the Spin-Off, Bluerock Residential caused the termination of all commitments, liabilities and other obligations under each of (i) that certain Amended Senior Credit Facility dated March 6, 2020 by and among the Operating Partnership, as borrower, Bluerock Residential, as REIT guarantor, KeyBank National Association, as both agent and lender, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc., as co-lead arrangers and book runners, and Truist Bank, as syndication agent, and (ii) under that certain Amended Junior Credit Facility dated November 6, 2019, as first amended on October 5, 2020 and second amended on September 21, 2021, by and among Bluerock Residential and BRG KB Borrower, LLC, as borrower, KeyBank National Association, as both agent and lender, and KeyBanc Capital Markets Inc. as lead arranger and book runner. The Company was not a party to the Amended Senior Credit Facility or the Amended Junior Credit Facility.

Termination of Administrative Services and Leasehold-Cost Sharing Agreements

On October 6, 2022, in connection with the transactions related to the Separation, the Distribution and the Spin-Off, Bluerock Residential caused the termination of (i) all Services under the Administrative Services Agreement, and (ii) the Leasehold-Cost Sharing Agreement. As it pertains to the Leasehold-Cost Sharing Agreement, and in conjunction with the termination of the Amended Senior Credit Facility, the $750,000 letter of credit issued by Bluerock Residential under the NY Lease was also terminated.

Staking Grant of LTIP Units to Manager

On November 3, 2022, the Company made an initial staking grant to the Manager of 405,796 of the Operating Partnership’s long-term incentive plan units (“LTIP Units”) (such grant, the “Manager Grant”). The LTIP Units issued as the Manager Grant were issued pursuant to the Bluerock Homes Trust, Inc. 2022 Equity Incentive Plan for Entities. The Manager Grant was evidenced by an LTIP Unit Vesting Agreement. The issuance of LTIP Units as the Manager Grant was made in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933 and Regulation D thereunder for transactions not involving any public offering. No general solicitation or advertising occurred in connection with the issuance and sale of these securities. Such LTIP Units will vest ratably on an annual basis over a five-year period. Once vested, these awards of LTIP Units may convert to limited partnership interests of the Operating Partnership (“OP Units”) upon reaching capital account equivalency with the OP Units held by the Company, and may then be redeemed for cash or, at the option of the Company and after a one year holding period (including any period during which the LTIP Units were held), settled in shares of the Company’s Class A common stock on a one-for-one basis. As a recipient of these initial awards of LTIP Units, the Manager will be entitled to receive “distribution equivalents” with respect to such LTIP Units, whether or not vested, at the same time as distributions are paid to the holders of the Company’s Class A common stock.

Staking Grant of LTIP Units to Independent Directors

On November 3, 2022, the Company made an initial staking grant of 5,339 LTIP Units to each of the non-employee members of the Company’s board of directors (such grants, collectively, the “Director Grants”). The LTIP Units issued as Director Grants were issued pursuant to the Bluerock Homes Trust, Inc. 2022 Equity Incentive Plan for Individuals. Each such Director Grant was evidenced by an LTIP Unit Award Agreement. The issuances of LTIP Units as Director Grants were made in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933 and Regulation D thereunder for transactions not involving any public offering. No general solicitation or advertising occurred in connection with the issuance and sale of these securities. Such LTIP Units were fully vested upon issuance and may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Company, and may then be redeemed for cash or, at the option of the Company and after a one year holding period (including any period during which the LTIP Units were held), settled in shares of the Company’s Class A common stock on a one-for-one basis. From the date of grant, holders of such LTIP Units will be entitled to receive “distribution equivalents” at the time distributions are paid to the holders of the Company’s Class A common stock.

Board Compensation

On November 3, 2022, the Company granted 764 LTIP Units to each of the non-employee members of the Company’s board of directors in payment of the prorated equity portion of their respective annual retainers for fiscal year 2022 (such grants, collectively, the “Retainer Grants”). The LTIP Units issued as Retainer Grants were issued pursuant to the Bluerock Homes Trust, Inc. 2022 Equity Incentive Plan for Individuals. Each such Retainer Grant was evidenced by an LTIP Unit Award Agreement. The issuances of LTIP Units as Retainer Grants were made in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933 and Regulation D thereunder for transactions not involving any public offering. No general solicitation or advertising occurred in connection with the issuance and sale of these securities. Such LTIP Units were fully vested upon issuance and may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Company, and may then be redeemed for cash or, at the option of the Company and after a one year holding period (including any period during which the LTIP Units were held), settled in shares of the Company’s Class A common stock on a one-for-one basis. From the date of grant, holders of such LTIP Units will be entitled to receive “distribution equivalents” at the time distributions are paid to the holders of the Company’s Class A common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the historical results of operations and liquidity and capital resources of Bluerock Homes Trust, Inc. (“Bluerock Homes,” “the Company,” “we,” “us,” or “our”), which was incorporated as a Maryland corporation on December 16, 2021. Prior to October 6, 2022, Bluerock Home’s sole stockholder was Bluerock Residential Growth REIT, Inc, a Maryland corporation (“Bluerock Residential”). We have historically operated as part of Bluerock Residential and not as a stand-alone company. You should read the following discussion and analysis in conjunction with the accompanying financial statements of Bluerock Homes, and the notes thereto. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements.

The Separation and the Distribution

On December 20, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bluerock Residential, Badger Parent and Badger Merger Sub LLC (“Merger Sub”). As contemplated by the Merger Agreement, on October 5, 2022, we entered into a Separation and Distribution Agreement with Bluerock Residential, Badger Parent, Badger Holdco LLC and the Operating Partnership, pursuant to which, among other things, Bluerock Residential contributed to us its single-family residential real estate business and certain other assets (the “Separation”). On October 6, 2022, following the Separation, Bluerock Residential completed the spin-off of Bluerock Homes by distributing all our outstanding shares of Class A common stock and Class C common stock to the holders of Bluerock Residential common stock (the “Distribution”) as of the record date, September 29, 2022 (the “Spin-Off”). Pursuant to the terms and conditions of the Merger Agreement, following the Separation, the Distribution and the Spin-Off, Bluerock Residential merged with and into Merger Sub, with Merger Sub continuing as the surviving company, and the separate existence of Bluerock Residential ceased. As a result of the Separation, the Distribution and the Spin-Off, Bluerock Homes became an independent, publicly traded company and our Class A common stock is listed under the symbol “BHM” on the NYSE American.

Financial statements representing the historical operations of Bluerock Residential’s residential rental business have been derived from Bluerock Residential’s historical accounting records and are presented on a carve-out basis. All revenues and costs as well as assets and liabilities directly associated with the business activity of Bluerock Homes are included in the financial statements. The financial statements also include allocations of certain general, administrative, sales and marketing expenses and operations from Bluerock Residential. However, amounts recognized by us are not necessarily representative of the amounts that would have been reflected in the financial statements had we operated independently of Bluerock Residential. All significant intercompany balances and transactions have been eliminated. Any references to “the Company,” “we,” “us,” or “our” for all periods ended October 6, 2022 and prior refer to Bluerock Homes as owned by Bluerock Residential, and for all periods subsequent to October 6, 2022 refer to Bluerock Homes as an independent, publicly traded company.

Forward-Looking Statements

All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws and may be identified by words such as “will,” “expect,” “believe,” “plan,” “anticipate,” “intend,” “goal,” “future,” “outlook,” “guidance,” “target,” “estimate” and similar words or expressions, including the negative version of such words and expressions. These forward-looking statements are based upon our present expectations, estimates and projections about the industry and markets in which we operate and beliefs of and assumptions made by our management, involve uncertainty that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and are not guaranteed to occur. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Investors should not place undue reliance upon these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in these forward-looking statements due to numerous factors.

Additional factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	The impact of epidemics, pandemics, or other outbreaks of illness, disease or virus (such as the outbreak of COVID-19 and its variants) and the actions taken by government authorities and other related thereto, including the ability of our company, our properties and our tenants to operate;

●	the factors included in this Quarterly Report on Form 10-Q, including those set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	use of proceeds of our securities offerings;
●	changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;
●	fluctuations and relative increases in interest rates, which could adversely affect our ability to obtain financing on favorable terms or at all;
●	the inability of tenants to pay rent;
●	the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors’ properties based on considerations such as convenience of location, rental rates and safety record;
●	increased operating costs, including increased real property taxes, HOA fees, maintenance, insurance and utilities costs;
●	weather conditions that may increase or decrease energy costs and other weather-related expenses;
●	oversupply of single-family housing or a reduction in demand for real estate in the markets in which our properties are located;
●	costs and time period required to convert acquisitions to rental homes;
●	a favorable interest rate environment that may result in a significant number of potential residents of our properties deciding to purchase homes instead of renting;
●	rules, regulations and/or policy initiatives by government and private actors, including HOAs, to discourage or deter the purchase of single-family properties by entities owned or controlled by institutional investors;
●	our ability to lease newly acquired or newly constructed single-family properties;
●	changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes;
●	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs;
●	the board of directors’ determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid;
●	our ability to maintain our qualification as a REIT; and
●	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes.

A discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Information Statement filed as Exhibit 99.1 to our Form 8-K filed on September 26, 2022, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by us with the SEC. Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this report. All forward-looking statements are made as of the date of this report and the risk that actual results will differ materially from the expectations expressed in this report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this report, whether as a result of new information, future events, changed circumstances or any other reason.

Basis of Presentation

We conduct our operations through Bluerock Residential Holdings, L.P., our operating partnership (the “Operating Partnership”), of which we are the sole general partner. Bluerock Homes consists of the combined financial statements of the Operating Partnership and Bluerock REIT Operator, LLC, as well as the following investments and certain related entities: Alexan Southside Place, ARIUM Grandewood, Ballast, Golden Pacific, ILE, James at South First, Marquis at The Cascades, Mira Vista, Navigator Villas, Peak (Axelrod, DFW 189, Granbury, Granbury 2.0, Indy, Lubbock, Lubbock 2.0, Lubbock 3.0, Lynnwood, Lynnwood 2.0, Peak Housing, Savannah 319, Springfield, Springtown, Springtown 2.0, Texarkana and Texas Portfolio 183), Park & Kingston, Plantation Park, The Conley, The Cottages at Myrtle Beach, The Cottages at Warner Robins, The Cottages of Port St. Lucie, The District at Scottsdale, The Hartley at Blue Hill, The Woods at Forest Hill, Thornton Flats, Vickers Historic Roswell, Wayford at Concord, Wayford at Innovation Park, Weatherford 185, Willow Park and Yauger Park Villas. The general and administrative expenses have been allocated to us based on relative unit count. These allocated expenses are for corporate office expenses and management including, but not limited to, executive oversight, asset management, treasury, finance, human resources, tax, accounting, financial reporting, information technology and investor relations.

Overview

We own and operate high-quality single-family properties located in attractive markets with a focus on the knowledge-economy and high-quality of life growth markets of the Sunbelt and Western United States. Our principal objective is to generate attractive risk-adjusted returns on investments where we believe we can drive growth in funds from operations and net asset value by acquiring pre-existing single-family residential homes, developing build-to-rent communities, and through Value-Add renovations. Our Value-Add strategy focuses on repositioning lower-quality, less current assets to drive rent growth and expand margins to increase net operating income and maximize our return on investment.

As of September 30, 2022, we held an aggregate of 3,963 residential units held through twenty-nine real estate investments, consisting of twenty-two consolidated operating investments and seven investments held through preferred equity investments. As of September 30, 2022, our consolidated operating investments were approximately 90.9% occupied.

We intend to elect to be taxed and to operate in a manner that will allow us to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with our taxable year ending December 31, 2022. As a REIT, we generally will not be subject to corporate-level income taxes. To qualify and maintain our REIT status, we will be required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates and we would not be permitted to qualify as a REIT for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and results of operations. We intend to organize and operate in such a manner where we would remain qualified as a REIT.

COVID-19

We continue to monitor the impact of the COVID-19 pandemic and any resulting macro-economic changes on all aspects of our business and single-family residential communities, including how it will impact our tenants and business partners. We cannot predict the future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to the numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic (including as the pandemic evolves due to future mutations of the COVID-19 virus), the ongoing governmental, business and individual actions taken to contain the pandemic or mitigate its impact, the availability and adoption of COVID-19 vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 across the globe, including the United States, has significantly and adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. Further, the impacts of potential worsening global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

We believe our financial condition and liquidity are currently strong. Although there is uncertainty related to the impact of the COVID-19 pandemic on our future results, we believe the fundamentals of our business model will continue to allow us to effectively manage our business through such uncertainty. While occupancy remains strong at 90.9% as of September 30, 2022, in future periods, the Company may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants, as a result of the impact of COVID-19. The extent to which the COVID-19 pandemic and any resulting macro-economic changes impact the Company’s operations and those of its tenants will depend on future developments, which are uncertain and cannot be predicted with confidence.

Other Significant Developments

Acquisition of and Investments in Real Estate

During the nine months ended September 30, 2022, we acquired an additional 537 single-family residential units through four new or existing joint ventures for total purchase prices of $137.9 million. Additionally, we increased our preferred equity investments in The Cottages at Myrtle Beach, The Cottages at Warner Robins, The Cottages of Port St. Lucie, The Woods at Forest Hill and Wayford at Innovation Park by an aggregate of approximately $43.4 million.

We entered into a mezzanine loan agreement with Weatherford 185 and provided loan funding of approximately $9.6 million, which was subsequently paid off in full in July 2022.

The following is a summary of our real estate investments made during the nine months ended September 30, 2022 ($ in millions):

Name – Operating	Market	Date of Investment (1)	Number of Units	Ownership Interest	Purchase Price
Granbury 2.0 (2)	Granbury, TX	March 11, 2022	34	80%	$7.7
Savannah 319	Savannah, GA	March 17, 2022	19	80%	4.5
Golden Pacific	IN / KS / MO	1Q 2022	62	97%	11.8
ILE	TX / SE US	1Q 2022	31	95%	7.0
Ballast	AZ / CO / WA	2Q 2022	65	95%	26.1
Golden Pacific	IN / KS / MO	2Q 2022	66	97%	14.0
ILE	TX / SE US	2Q 2022	108	95%	27.8
Savannah 319	Savannah, GA	2Q 2022	20	80%	4.8
Ballast	AZ / CO / WA	3Q 2022	19	95%	6.2
Golden Pacific	IN / KS / MO	3Q 2022	35	97%	7.9
ILE	TX / SE US	3Q 2022	64	95%	16.7
Savannah 319	Savannah, GA	3Q 2022	14	80%	3.4
Total Operating			537		$137.9

Name – Mezzanine Loan	Market	Date of Investment	Number of Units	Commitment Amount	Investment Amount
Weatherford 185 (3)	Weatherford, TX	February 15, 2022	185	$9.6	$9.6
Total Mezzanine Loan			185		$9.6
Total			722		$147.5
(1)	For those acquisitions where the quarter is specified, we acquired additional units on various dates throughout that specified quarter. These additional units were added to the respective existing portfolios. For Ballast, the units acquired in the second quarter 2022 were the first of our acquisitions for that portfolio.
(2)	At the time of closing, we made a common equity investment in Granbury 2.0 and provided a mezzanine loan to the portfolio owner. On April 1, 2022, our full mezzanine loan investment was converted into a common equity interest. Refer to Note 8 of our combined financial statements for further information.
(3)	On July 22, 2022, the Weatherford 185 loan that we provided was paid off in full.

Sale of Real Estate Assets and Loan Repayments

The following is a summary of our loan payoffs during the nine months ended September 30, 2022 ($ in millions):

Property	Location	Date of Sale or Repayment	Number of Units	Sale Price	Net Proceeds
Notes Receivable
The Hartley at Blue Hill	Chapel Hill, NC	February 28, 2022	414	$114.2	$39.4	(1)
Weatherford 185	Weatherford, TX	July 22, 2022	185	—	9.7	(2)
Total Notes Receivable			599	$114.2	$49.1
(1)	On April 29, 2022, the senior loan that we provided, which was secured by a parcel of land adjacent to The Hartley at Blue Hill property, was paid off for $5.0 million. The senior loan payoff is included in the net proceeds amount.
(2)	Net proceeds amount includes $0.3 million of principal payments made by the borrower prior to July 22, 2022.

Results of Operations

The following is a summary of our stabilized consolidated operating real estate investments as of September 30, 2022:

Name	Market	Number of Units	Average Year Built	Ownership Interest	Average Rent (1)	% Occupied (2)
Ballast	AZ / CO / WA	84	1998	95%	$2,233	83.8%
Golden Pacific	IN / KS / MO	170	1976	97%	1,622	74.8%
ILE	TX / SE US	482	1991	95%	1,743	85.3%
Navigator Villas	Pasco, WA	176	2013	90%	1,473	98.3%
Peak
Axelrod	Garland, TX	22	1959	80%	1,343	100.0%
DFW 189	Dallas-Fort Worth, TX	189	1962	56%	1,007	98.4%
Granbury	Granbury, TX	36	2020-2021	80%	1,629	100.0%
Granbury 2.0	Granbury, TX	34	2021-2022	80%	1,715	97.1%
Indy	Indianapolis, IN	44	1958	60%	898	97.7%
Lubbock	Lubbock, TX	60	1955	80%	931	83.3%
Lubbock 2.0	Lubbock, TX	75	1972	80%	1,231	93.1%
Lubbock 3.0	Lubbock, TX	45	1945	80%	943	69.0%
Lynnwood	Lubbock, TX	20	2005	80%	1,015	78.9%
Lynnwood 2.0	Lubbock, TX	20	2003	80%	1,025	90.0%
Savannah 319	Savannah, GA	53	2022	80%	1,649	94.3%
Springfield	Springfield, MO	290	2004	60%	1,188	96.2%
Springtown	Springtown, TX	70	1991	80%	1,278	88.6%
Springtown 2.0	Springtown, TX	14	2018	80%	1,499	92.9%
Texarkana	Texarkana, TX	29	1967	80%	1,035	100.0%
Texas Portfolio 183	Various / TX	183	1975	80%	1,365	91.5%
Wayford at Concord	Concord, NC	150	2019	83%	2,112	96.0%
Yauger Park Villas	Olympia, WA	80	2010	95%	2,331	97.5%
Total Units / Average		2,326			$1,483	90.9%
(1)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the three months ended September 30, 2022.
(2)	Percent occupied is calculated as (i) the number of units occupied as of September 30, 2022 divided by (ii) total number of units, expressed as a percentage. Percent occupied excludes an aggregate of 86 down units under renovation.

The following is a summary of our consolidated operational results for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands, except average rental rates):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Variance		2022	2021	Variance
Number of units at period end	2,326	935	149%		2,326	935	149%
Rental and other property revenues	$8,608	$2,643	226%		$23,136	$4,704	392%
Property operating expenses	$4,440	$802	454%		$10,994	$1,544	612%
Net operating income	$4,168	$1,841	126%		$12,142	$3,160	284%
Average occupancy percentage (1)	91.5%	97.0%	(550)	bps	92.0%	97.4%	(540)	bps
Average rental rate (2)	$1,483	$1,471	0.8%		$1,415	$1,427	(0.8)%
(1)	Represents the average of the ending occupancy as of the last day of each month in the period presented.
(2)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the period presented.

The following is a summary of our preferred equity investments as of September 30, 2022:

			Total Actual/		Actual/		Actual/
		Actual/	Estimated		Estimated	Actual/	Estimated	Estimated
		Planned	Construction	Cost to Date	Construction	Estimated	Construction	Average
Name	Location / Market	Number of Units	Cost (in millions)	(in millions)	Cost Per Unit	Initial Occupancy	Completion	Rent (1)
Lease-up Investment
Willow Park	Willow Park, TX	46	$14.5	$12.8	$315,217	2Q 2022	2Q 2023	$2,362
Total Lease-up Units		46

Development Investment
The Woods at Forest Hill	Forest Hill, TX	76	14.8	10.2	194,737	1Q 2023	3Q 2023	1,625
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	63.2	33.7	214,966	2Q 2023	4Q 2023	1,743
The Cottages at Warner Robins	Warner Robins, GA	251	53.1	23.4	211,554	3Q 2023	4Q 2023	1,346
The Cottages of Port St. Lucie	Port St. Lucie, FL	286	69.6	29.5	243,357	2Q 2023	4Q 2023	2,133
Wayford at Innovation Park	Charlotte, NC	210	62.0	17.3	295,238	3Q 2023	3Q 2024	1,994
Total Development Units		1,117

								Average
Operating Investment		Number of Units						Rent (1)
Peak Housing (2)	IN / MO / TX	474						$945
Total Operating Units		474
Total Units/Average		1,637						$1,563
(1)	For lease-up and development investments, represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization. For operating investments, represents the average effective monthly rent per occupied unit for the three months ended September 30, 2022.
(2)	Peak Housing is a stabilized operating portfolio and consists of our preferred equity investments in a private single-family home REIT (refer to Note 8 of our combined financial statements for further information). Unit count excludes units presented in the consolidated operating investments table above.

The following is a summary of income earned on our preferred equity and loan investments for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended		Nine Months Ended
Property	September 30,		September 30,
Preferred Equity Investments	2022	2021	2022	2021
Mira Vista (1)	$—	$125	$—	$391
Peak Housing	476	340	1,412	574
The Conley (1)	—	—	—	405
The Cottages at Myrtle Beach	664	39	1,624	39
The Cottages at Warner Robins	448	—	660	—
The Cottages of Port St. Lucie	682	48	1,490	48
The Woods at Forest Hill	107	—	173	—
Thornton Flats (1)	—	109	—	315
Wayford at Concord (2)	—	—	—	364
Wayford at Innovation Park	152	—	192	—
Willow Park	84	—	250	—
Total preferred returns on unconsolidated joint ventures	$2,613	$661	$5,801	$2,136

Notes Receivable
Corpus (3)	$—	$109	$—	$109
Jolin (3)	—	33	—	33
The Hartley at Blue Hill (4)	—	1,046	784	3,104
Vickers Historic Roswell (5)	—	—	—	903
Weatherford 185 (6)	69	—	501	—
Total interest income on notes receivable	$69	$1,188	$1,285	$4,149
(1)	Our preferred equity investment was redeemed in 2021.
(2)	On June 4, 2021, we purchased the Wayford at Concord property from our unaffiliated joint venture partner, and as part of the transaction, our preferred equity investment was redeemed.
(3)

We recapitalized Corpus and Jolin on December 22, 2021 and received full payoffs of the bridge loans. As part of the recapitalization, both Corpus and Jolin, along with two portfolios of residential units previously owned by our joint venture partner, were combined into one consolidated operating portfolio known as Texas Portfolio 183.

(4)	In the first quarter 2022, The Hartley at Blue Hill property was sold. The mezzanine and senior loans that we provided were paid off in full as of September 30, 2022.
(5)	In the second quarter 2021, the Vickers Historic Roswell property was sold. The mezzanine loan that we provided was paid off in full upon the sale.
(6)	On July 22, 2022, the Weatherford 185 loan that we provided was paid off in full.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenue

Rental and other property revenues increased $6.0 million, or 226%, to $8.6 million for the three months ended September 30, 2022 as compared to $2.6 million for the same prior year period. This was due to a $5.8 million increase from the acquisition of 537 units (through three new and two existing investments) in 2022 and the full period impact of 1,383 units acquired in 2021 (through 16 new investments) and a $0.2 million increase from our same store properties.

From an operational perspective, our average rent per occupied unit increased $12 or 0.8% to $1,483 as compared to $1,471 during the prior year period. Average occupancy decreased 550 basis points from 97.0% to 91.5% on a year over year basis due to the following (i) during the 2021 period, average occupancy of 97.0% included only 935 units (over 9 investments) which were fully operational and stabilized during the period, and (ii) we acquired an additional 1,391 units since October 1, 2021 of which 1,324 units were scattered homes that typically have an operational value-enhancement strategy which includes increasing individual home occupancy levels over time; when acquiring scattered homes, the initial occupancy may be slightly lower as homes are often purchased from owner occupants which can create modest frictional vacancy for a brief period of time after acquisition.

Interest income from loan investments decreased $1.1 million, or 94%, to $0.1 million for the three months ended September 30, 2022 as compared to $1.2 million for the same prior year period due to the sale of one underlying investment and the redemption of three loans in 2022, partially offset by the acquisition of one investment in 2022.

Expenses

Property operating expenses increased $3.6 million, or 454%, to $4.4 million for the three months ended September 30, 2022 as compared to $0.8 million for the same prior year period. This was primarily due to a $3.5 million increase from the acquisition of investments in 2022 and 2021 and a $0.1 million increase from same store properties. Property operating expenses consist of controllable (payroll, repairs and maintenance, turnover, administrative, advertising, and utilities) and non-controllable (real estate taxes and insurance) expenses. Controllable expenses were $2.4 million and $0.5 million and non-controllable expenses were $2.0 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively.

Property management and asset management fees expense were $1.1 million for the three months ended September 30, 2022 as compared to $0.1 million in the same prior year period. This was primarily due to a $1.0 million increase from the acquisition of investments in 2022 and 2021. Property management fees are based on a stated percentage of property revenues and asset management fees are based on a stated percentage of capital contributions or assets under management, where applicable.

General and administrative expenses have been allocated to us from Bluerock Residential based on relative unit count. These allocated expenses are for corporate office expenses and management including, but not limited to, executive oversight, asset management, treasury, finance, human resources, tax, accounting, financial reporting, information technology and investor relations. Expense amounts recognized are not representative of the amounts that would have been reflected in the financial statements had we operated independently of Bluerock Residential. General and administrative expenses amounted to $1.8 million for the three months ended September 30, 2022 as compared to $1.1 million for the same prior year period. The $0.7 million increase is primarily due to an increase to the relative unit count allocation from Bluerock Residential due to the increase in size of the carve out portfolio since the prior year period.

Acquisition and pursuit costs amounted to $0.03 million for the three months ended September 30, 2022 as compared to $0.02 million for the same prior year period. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Depreciation and amortization expenses were $3.6 million for the three months ended September 30, 2022 as compared to $1.7 million for the same prior year period. This was due to a $2.4 million increase from the acquisition of investments in 2022 and 2021 partially offset by a $0.5 million decrease from our same store properties.

Other Income and Expense

Other income and expense amounted to income of $2.6 million for the three months ended September 30, 2022 compared to income of $0.1 million for the same prior year period. This was primarily due to an increase in preferred returns on unconsolidated real estate joint ventures of $2.0 million due to the acquisition of four investments and partially offset by the sale of two underlying investments during the period. Additionally, there was a net decrease in interest expense of $0.7 million primarily due to an increase in the value of our interest rate caps and swaps and partially offset by an increase in the outstanding debt to $153.6 million at September 30, 2022 as compared to $36.6 million at September 30, 2021. This was also partially offset by a decrease in other income of $0.2 million due to origination fees received from our joint venture partner in the prior year period.

Discontinued Operations

Income from discontinued operations amounted to income of $0.3 million for the three months ended September 30, 2022 as compared to income of $45.9 million for the same prior year period. In 2021, the discontinued operations were due to the sale of six multifamily operating properties and included a $49.0 million gain from sale of multifamily assets partially offset by a $3.1 million loss on extinguishment of debt. In 2022, the income is a result of the reversal of accruals for the sold properties.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenue

Rental and other property revenues increased $18.4 million, or 392%, to $23.1 million for the nine months ended September 30, 2022 as compared to $4.7 million for the same prior year period. This was due to a $18.0 million increase from the acquisition of 537 units (through three new and two existing investments) in 2022 and the full period impact of 1,613 units acquired in 2021 (through 18 new investments) and a $0.4 million increase from our same store property, Navigator Villas.

From an operational perspective, our average rent per occupied unit decreased $12, or 0.8%, to $1,415 as compared to $1,427 during the prior year period. Average occupancy decreased 540 basis points from 97.4% to 92.0% on a year over year basis due to the following (i) during the 2021 period, average occupancy of 97.4% included only 935 units (over 9 investments) which were fully operational and stabilized during the period, and (ii) we acquired an additional 1,391 units since October 1, 2021 of which 1,324 units were scattered homes that typically have an operational value-enhancement strategy which includes increasing individual home occupancy levels over time; when acquiring scattered homes, the initial occupancy may be slightly lower as homes are often purchased from owner occupants which can create modest frictional vacancy for a brief period of time after acquisition.

Interest income from loan investments decreased $2.9 million, or 69%, to $1.3 million for the nine months ended September 30, 2022 as compared to $4.1 million for the same prior year period due to the sale of two underlying investments in 2022 and 2021 and the redemption of three loans in 2022, partially offset by the acquisition of one investment in 2022.

Expenses

Property operating expenses increased $9.5 million, or 612%, to $11.0 million for the nine months ended September 30, 2022 as compared to $1.5 million for the same prior year period. This was primarily due to a $9.4 million increase from the acquisition of investments in 2022 and 2021 and a $0.1 million increase from our same store property, Navigator Villas. Property operating expenses consist of controllable (payroll, repairs and maintenance, turnover, administrative, advertising, and utilities) and non-controllable (real estate taxes and insurance) expenses. Controllable expenses were $5.3 million and $0.9 million and non-controllable expenses were $5.7 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Property management and asset management fees expense were $2.6 million for the nine months ended September 30, 2022 as compared to $0.2 million in the same prior year period. This was primarily due to a $2.4 million increase from the acquisition of investments in 2022 and 2021. Property management fees are based on a stated percentage of property revenues and asset management fees are based on a stated percentage of capital contributions or assets under management, where applicable.

General and administrative expenses have been allocated to us from Bluerock Residential based on relative unit count. These allocated expenses are for corporate office expenses and management including, but not limited to, executive oversight, asset management, treasury, finance, human resources, tax, accounting, financial reporting, information technology and investor relations. Expense amounts recognized are not representative of the amounts that would have been reflected in the financial statements had we operated independently of Bluerock Residential. General and administrative expenses amounted to $5.0 million for the nine months ended September 30, 2022 as compared to $3.1 million for the same prior year period. The $1.9 million increase is primarily due to an increase to the relative unit count allocation from Bluerock Residential due to the increase in size of the carve out portfolio since the prior year period.

Acquisition and pursuit costs amounted to $0.1 million for the nine months ended September 30, 2022 as compared to $0.02 million for the same prior year period. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Depreciation and amortization expenses were $12.2 million for the nine months ended September 30, 2022 as compared to $3.0 million for the same prior year period. This was due to a $8.8 million increase from the acquisition of investments in 2022 and 2021 and a $0.4 million increase from our same store property, Navigator Villas.

Other Income and Expense

Other income and expense amounted to income of $3.3 million for the nine months ended September 30, 2022 compared to income of $0.2 million for the same prior year period. This was primarily due to an increase in preferred returns on unconsolidated real estate joint ventures of $3.6 million due to the acquisition of seven investments in 2021, partially offset by the sale of five underlying investments in 2021, and a recovery of credit losses of $0.4 million. This was partially offset by a net increase in interest expense of $0.9 million primarily due to an increase in the outstanding debt to $153.6 million at September 30, 2022 as compared to $36.6 million at September 30, 2021, partially offset by an increase in the value of our interest rate caps and swaps due to rising interest rates.

Discontinued Operations

Income from discontinued operations amounted to income of $0.3 million for the nine months ended September 30, 2022 as compared to income of $110.6 million for the same prior year period. In 2021, the discontinued operations were due to the sale of six multifamily operating properties and included a $116.6 million gain from sale of multifamily assets and $0.2 million income on operations, partially offset by a $6.2 million loss on extinguishment of debt. In 2022, the income is a result of the reversal of accruals for the sold properties.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, both short- and long-term. Our primary short-term liquidity requirements historically have related to (i) our operating expenses and other general business needs, (ii) acquisition of properties, (iii) committed investments and capital requirements to fund development and renovations at existing properties, (iv) ongoing commitments to repay borrowings, including our revolving credit facilities and our maturing short-term debt, and (v) distributions to stockholders.

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our short-term liquidity needs could be affected by various risks and uncertainties, including the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors”. While occupancy remains strong at 90.9% as of September 30, 2022, in future periods we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants, as a result of the impact of COVID-19.

In general, we believe our available cash balances, cash flows from operations, $115.0 million capacity, of which $12.2 million is available, on our revolving credit facilities dedicated to single-family residential investments, proceeds from future mortgage debt financings for acquisitions and/or development projects, and other financing arrangements will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. In general, we expect that our results related to our existing portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of single-family residential properties and build-to-rent development properties. However, there can be no assurance that the worldwide economic disruptions arising from the COVID-19 pandemic will not cause conditions in the lending, capital and other financial markets to deteriorate, nor that our future revenues or access to capital and other sources of funding will not become constrained, which could reduce the amount of liquidity and credit available for use in acquiring and further diversifying our portfolio of single-family properties. We cannot provide any assurances that we will be able to add properties to our portfolio at the anticipated pace, or at all.

We believe we will be able to meet our primary liquidity requirements going forward through, among other sources:

●	following transactional adjustments in connection with the Separation, the Distribution and the Spin-Off, $95.8 million in cash and restricted cash available at October 6, 2022;
●	capacity of $115.0 million, of which $12.2 million is available, as of September 30, 2022 on our revolving credit facilities dedicated to single-family residential investments;
●	proceeds from future mortgage debt financings for acquisition and/or development projects;
●	cash generated from operating activities; and
●	proceeds from future borrowings and potential offerings of common and preferred stock, as well as issuances of units of limited partnership interest in our Operating Partnership, or OP Units.

The following table summarizes our contractual obligations as of September 30, 2022 related to our mortgage notes secured by our properties and revolving credit facilities. At September 30, 2022, our estimated future required payments on these obligations were as follows (amounts in thousands):

		Remainder of
	Total	2022	2023-2024	2025-2026	Thereafter
Mortgages Payable (Principal)	$98,597	$366	$3,165	$39,188	$55,878
Revolving Credit Facilities	55,000	—	55,000	—	—
Estimated Interest Payments on Mortgages Payable and Revolving Credit Facilities	28,437	1,909	13,691	7,562	5,275
Total	$182,034	$2,275	$71,856	$46,750	$61,153

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

As of September 30, 2022, the aggregate amount of our contractual commitments to fund future cash obligations in certain of our preferred equity and joint venture investments was $6.7 million; as of November 1, 2022, this amount was $5.9 million.

At the current time, we do not anticipate the need to establish any material contingency reserves related to the COVID-19 pandemic, but we continue to assess along with our network of business partners the possible need for such contingencies, whether at the corporate or property level.

As equity capital market conditions permit, we may supplement our capital for short-term liquidity needs with proceeds of potential offerings of common and preferred stock, as well as issuance of OP Units. Given the significant volatility in the trading price of REIT equities generally associated with the COVID-19 pandemic and our otherwise stable financial condition and liquidity position, we cannot provide assurances that these offerings are a likely source of capital to meet short-term liquidity needs.

Our primary long-term liquidity requirements relate to (a) costs for additional single-family residential investments, including build-to-rent development properties, (b) repayment of long-term debt and our revolving credit facilities, and (c) capital expenditures.

We intend to finance our long-term liquidity requirements with net proceeds of additional issuances of common and preferred stock, our revolving credit facilities, as well as future acquisition or project-based borrowings. Our success in meeting these requirements will therefore depend upon our ability to access capital. Further, our ability to access equity capital is dependent upon, among other things, general market conditions for REITs and the capital markets generally, market perceptions about us and our asset class, and current trading prices of our securities, all of which may continue to be adversely impacted by the COVID-19 pandemic.

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We believe the $115.0 million capacity, of which $12.2 million is available, on our revolving credit facilities will serve as our primary debt source that will continue to enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. In addition to restrictive covenants, our revolving credit facilities contain material financial covenants. At September 30, 2022, we were in compliance with all covenants under our credit facilities. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

If we are unable to obtain financing on favorable terms or at all, we would likely need to curtail our investment activities, including acquisitions and improvements to and developments of, real properties, which could limit our growth prospects. This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise capital by issuing more securities or borrowing more money. We also may be forced to dispose of assets at inopportune times to maintain REIT qualification and Investment Company Act exemption.

We also have preferred equity interests in properties that are in various stages of development, in lease-up and operating, and our preferred equity investments are structured to provide a current and/or accrued preferred return during all phases. Each joint venture in which we own a preferred equity interest is required to redeem our preferred equity interests, plus any accrued preferred return, based on a fixed maturity date, generally in relation to the property’s construction loan or mortgage loan maturity.

Off-Balance Sheet Arrangements

As of September 30, 2022, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of September 30, 2022, we own interests in seven joint ventures that are accounted for as held to maturity debt securities.

Cash Flows from Operating Activities

As of September 30, 2022, we owned indirect equity interests in twenty-nine real estate investments, consisting of twenty-two consolidated operating investments and seven investments held through preferred equity investments. During the nine months ended September 30, 2022, net cash provided by operating activities was $12.4 million after net loss of $2.8 million was adjusted for the following:

●	an increase in accounts payable and other accrued liabilities of $5.5 million;
●	non-cash items of $4.4 million;
●	a decrease in notes and accrued interest receivable of $2.9 million;
●	distributions and preferred returns from unconsolidated joint ventures of $1.7 million;
●	a decrease in accounts receivable, prepaids and other assets of $0.4 million; and
●	a decrease in due from affiliates of $0.3 million.

Cash Flows from Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities was $167.9 million, primarily due to the following:

●	$144.2 million used in acquiring consolidated real estate investments;
●	$53.0 million used in funding investments in unconsolidated joint ventures and notes receivable; and
●	$16.3 million used on capital expenditures, offset by:
●	$45.6 million of repayments on notes receivable.

Cash Flows from Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $209.5 million, primarily due to the following:

●	contributions from Parent of $121.6 million;
●	net proceeds of $55.0 million from borrowings on revolving credit facilities;
●	net borrowings of $41.9 million on mortgages payable; and
●	contributions from partially owned noncontrolling interests of $6.2 million;
●	partially offset by $5.5 million of repayments of our mortgages payable;
●	$4.5 million increase in deferred financing costs;
●	$2.1 million paid for interest rate caps;
●	$1.8 million in distributions paid; and
●	$1.3 million in distributions paid to our partially owned noncontrolling interests.

Capital Expenditures

The following table summarizes our total capital expenditures for the nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Redevelopment/renovations	$12,291	$1,015
Routine capital expenditures	2,150	315
Normally recurring capital expenditures	180	106
Total capital expenditures	$14,621	$1,436

Redevelopment and renovation costs are non-recurring capital expenditures for significant projects, such as preparing a unit for rental. The renovation work varies, but may include flooring, cabinetry, paint, plumbing, appliances and other items required to make the unit rent ready~~.~~ Routine capital expenditures are necessary non-revenue generating improvements that extend the useful life of the property and that are less frequent in nature, such as roof repairs and concrete work/asphalt resurfacing. Normally recurring capital expenditures are necessary non-revenue generating improvements that occur on a regular ongoing basis, such as flooring and appliances.

Net Operating Income

We believe that net operating income (“NOI”) is a useful measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding depreciation and amortization and interest. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. NOI also is a computation made by analysts and investors to measure a real estate company’s operating performance.

We believe that this measure provides an operating perspective not immediately apparent from operating income or net income prepared in conformity with accounting principles generally accepted in the Unites States of America (“GAAP”). NOI allows us to evaluate the operating performance of our properties because it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance and captures trends in rental housing and property operating expenses.

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net income attributable to Bluerock Homes together with a reconciliation to NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income attributable to Bluerock Homes	$841	$40,792	$31	$99,661
Net (loss) income attributable to partially owned noncontrolling interests	(265)	5,397	(2,844)	12,094
Income from discontinued operations	(311)	(45,921)	(311)	(110,578)
Real estate depreciation and amortization	3,585	1,649	12,020	2,907
Non-real estate depreciation and amortization	121	121	366	365
Non-cash interest expense	(2,073)	136	(1,417)	584
Provision for (recovery of) credit losses, net	4	(10)	(369)	—
Property management and asset management fees	1,098	97	2,591	160
Corporate operating expenses	1,727	988	4,764	2,915
Acquisition and pursuit costs	28	20	98	20
Other income, net	—	(183)	(100)	(183)
Preferred returns on unconsolidated real estate joint ventures	(2,613)	(661)	(5,801)	(2,136)
Interest income from loan investments	(69)	(1,188)	(1,285)	(4,149)
Total property income	2,073	1,237	7,743	1,660
Add:
Interest expense	2,095	604	4,399	1,500
Net operating income	$4,168	$1,841	$12,142	$3,160

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of our Combined Financial Statements.

Subsequent Events

Other than the items disclosed in Note 16 “Subsequent Events” to our Combined Financial Statements for the period ended September 30, 2022, no material events have occurred that required recognition or disclosure in these financial statements. Refer to Note 16 of our Combined Financial Statements for discussion.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through borrowing activities. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. We are not subject to foreign exchange rates or commodity price risk, and all our financial instruments were entered into for other than trading purposes.

Our interest rate risk is monitored using a variety of techniques. The table below ($ in thousands) presents the principal payments and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. A negligible amount of fair value adjustments and unamortized deferred financing costs, net, are excluded:

	2022	2023	2024	2025	2026	Thereafter	Total
Mortgage Notes Payable	$366	$1,526	$1,639	$1,717	$37,471	$55,878	$98,597
Weighted Average Interest Rate	4.29%	4.31%	4.35%	4.36%	4.36%	4.62%	4.50%

Revolving Credit Facilities	$—	$—	$55,000	$—	$—	$—	$55,000
Weighted Average Interest Rate	—	—	5.60%	—	—	—	5.60%

The fair value of mortgages payable is estimated at $94.2 million as of September 30, 2022.

The table above incorporates those exposures that exist as of September 30, 2022; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

As of September 30, 2022, we had interest rate caps and swaps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps and swaps effectively limit our exposure to interest rate risk by providing a ceiling on the underlying floating interest rates of our floating rate debt.

As of September 30, 2022, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at floating rates would result in an increase in interest expense of approximately $79,000 or decrease in interest expense of approximately $248,000, respectively, for the quarter ended September 30, 2022.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

For a discussion of potential risks and uncertainties, please refer to the section titled “Risk Factors” in our Information Statement filed as Exhibit 99.1 to our Form 8-K filed on September 26, 2022, as well as the following:

Many of our costs, such as operating expenses and general and administrative expenses, interest expense and real estate acquisition and construction costs, could be adversely impacted by periods of heightened inflation.

In recent months, the consumer price index has increased substantially. Federal policies and recent global events, such as the rising price of oil and the conflict between Russia and Ukraine, may have exacerbated, and may continue to exacerbate, increases in the consumer price index. A sustained or further increase in inflation could have an adverse impact on our operating expenses as well as our general and administrative expenses. For example, it is possible that the impact of the current rate of inflation of 8.2% may not be adequately offset by annual rent escalations or the resetting of rents from our renewal and re-leasing activities, which may adversely affect our business, financial condition, results of operations, and cash flows. Compensation costs and professional service fees are also subject to the impact of inflation and are expected to increase proportionately with increasing market prices for such services. Consequently, inflation may increase our general and administrative expenses over time and may adversely impact our results of operations and cash flows.

In addition, in March 2022, the Federal Reserve began, and it has continued and is expected to continue, to raise interest rates in an effort to curb inflation. Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings. As of September 30, 2022, we had interest rate caps and swaps which effectively limit our exposure to interest rate risk by providing a ceiling on the underlying floating interest rate for $79.2 million of our floating rate debt. However, the effect of inflation on interest rates could increase our financing costs over time, either through borrowings on floating-rate lines of credit or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt.

Additionally, inflationary pricing may have a negative effect on the construction costs necessary to complete our development projects, including, but not limited to, costs of construction materials, labor and services from third-party contractors and suppliers. Certain increases in the costs of construction materials can often be managed in our development projects through either general budget contingencies built into our overall construction costs estimates for each project or guaranteed maximum price construction contracts, which stipulate a maximum price for certain construction costs and shift inflation risk to construction general contractors. However, no assurance can be given that our budget contingencies would accurately account for potential construction cost increases given the current severity of inflation and variety of contributing factors or that general contractors would be able to absorb such increases in costs and complete our construction projects timely, within budget, or at all. Higher construction costs could adversely impact our investments in real estate assets and expected yields on our development projects, which may make otherwise lucrative investment opportunities less profitable to us. As a result, our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders could be adversely affected over time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Staking Grant of LTIP Units to Manager

On November 3, 2022, we made an initial staking grant to the Manager of 405,796 of the Operating Partnership’s long-term incentive plan units (“LTIP Units”) (such grant, the “Manager Grant”). The LTIP Units issued as the Manager Grant were issued pursuant to the Bluerock Homes Trust, Inc. 2022 Equity Incentive Plan for Entities. The Manager Grant was evidenced by an LTIP Unit Vesting Agreement. The issuance of LTIP Units as the Manager Grant was made in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933 and Regulation D thereunder for transactions not involving any public offering. No general solicitation or advertising occurred in connection with the issuance and sale of these securities. Such LTIP Units will vest ratably on an annual basis over a five-year period. Once vested, these awards of LTIP Units may convert to limited partnership interests of the Operating Partnership (“OP Units”) upon reaching capital account equivalency with the OP Units held by us, and may then be redeemed for cash or, at our option and after a one year holding period (including any period during which the LTIP Units were held), settled in shares of our Class A common stock on a one-for-one basis. As a recipient of these initial awards of LTIP Units, the Manager will be entitled to receive “distribution equivalents” with respect to such LTIP Units, whether or not vested, at the same time as distributions are paid to the holders of our Class A common stock.

Staking Grant of LTIP Units to Independent Directors

On November 3, 2022, we made an initial staking grant of 5,339 LTIP Units to each of the non-employee members of our board of directors (such grants, collectively, the “Director Grants”). The LTIP Units issued as Director Grants were issued pursuant to the Bluerock Homes Trust, Inc. 2022 Equity Incentive Plan for Individuals. Each such Director Grant was evidenced by an LTIP Unit Award Agreement. The issuances of LTIP Units as Director Grants were made in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933 and Regulation D thereunder for transactions not involving any public offering. No general solicitation or advertising occurred in connection with the issuance and sale of these securities. Such LTIP Units were fully vested upon issuance and may convert to OP Units upon reaching capital account equivalency with the OP Units held by us, and may then be redeemed for cash or, at our option and after a one year holding period (including any period during which the LTIP Units were held), settled in shares of our Class A common stock on a one-for-one basis. From the date of grant, holders of such LTIP Units will be entitled to receive “distribution equivalents” at the time distributions are paid to the holders of our Class A common stock.

Board Compensation

On November 3, 2022, we granted 764 LTIP Units to each of the non-employee members of our board of directors in payment of the prorated equity portion of their respective annual retainers for fiscal year 2022 (such grants, collectively, the “Retainer Grants”). The LTIP Units issued as Retainer Grants were issued pursuant to the Bluerock Homes Trust, Inc. 2022 Equity Incentive Plan for Individuals. Each such Retainer Grant was evidenced by an LTIP Unit Award Agreement. The issuances of LTIP Units as Retainer Grants were made in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933 and Regulation D thereunder for transactions not involving any public offering. No general solicitation or advertising occurred in connection with the issuance and sale of these securities. Such LTIP Units were fully vested upon issuance and may convert to OP Units upon reaching capital account equivalency with the OP Units held by us, and may then be redeemed for cash or, at our option and after a one year holding period (including any period during which the LTIP Units were held), settled in shares of our Class A common stock on a one-for-one basis. From the date of grant, holders of such LTIP Units will be entitled to receive “distribution equivalents” at the time distributions are paid to the holders of our Class A common stock.

Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the foregoing disclosure in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 1.01.

Item 6. Exhibits

2.1

Separation and Distribution Agreement, dated as of October 5, 2022, by and among Bluerock Residential Growth REIT, Inc., Badger Parent LLC, Badger Holdco LLC, Bluerock Residential Holdings, L.P. and Bluerock Homes Trust, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 6, 2022

3.1	Second Articles of Amendment and Restatement of Bluerock Homes Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 6, 2022

3.2	Amended and Restated Bylaws of Bluerock Homes Trust, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.1

Tax Matters Agreement, dated as of October 5, 2022, by and among Bluerock Residential Growth REIT, Inc., Badger Parent LLC, Badger Holdco LLC, Bluerock Residential Holdings, L.P., Bluerock REIT Holdings, LLC and Bluerock Homes Trust, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.2

Management Agreement, dated as of October 5, 2022, by and among Bluerock Homes Manager, LLC, Bluerock Homes Trust, Inc. and Bluerock Residential Holdings, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.3	Bluerock Homes Trust, Inc. 2022 Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.4	Bluerock Homes Trust, Inc. 2022 Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.5

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and R. Ramin Kamfar, effective October 6, 2022, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.6

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Jordan Ruddy, effective October 6, 2022, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.7

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Ryan MacDonald, effective October 6, 2022, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.8

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and James G. Babb, III, effective October 6, 2022, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.9

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Christopher J. Vohs, effective October 6, 2022, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.10

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Michael DiFranco, effective October 6, 2022, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.11

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Jason Emala, effective October 6, 2022, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.12

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and I. Bobby Majumder, effective October 6, 2022, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.13

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Elizabeth Harrison, effective October 6, 2022, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.14

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Kamal Jafarnia, effective October 6, 2022, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.15

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Romano Tio, effective October 6, 2022, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.16

Loan Agreement, dated April 6, 2022, by and among persons that are party thereto listed as Borrowers, persons party thereto that are listed as Equity Owners, Bluerock Residential Holdings, LP, persons that are party thereto listed as Lenders, Deutsche Bank Securities Inc., Deutsche Bank AG, New York Branch and Computershare Trust Company, N.A.

10.17	Sponsor Guaranty, dated April 6, 2022, by and between Bluerock Homes Trust, Inc. and Deutsche Bank AG, New York Branch.

14.1	Code of Business Conduct and Ethics, effective October 6, 2022

14.2	Code of Ethics for Senior Executive and Financial Officers, effective October 6, 2022

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows; (v) notes to combined financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK HOMES TRUST, INC.

DATE:	November 4, 2022	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE:	November 4, 2022	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)