Form 10-K
period 2022-12-31
Bluerock Homes Trust, Inc.
filed 2023-03-22
CIK 1903382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission file number 001-41322

BLUEROCK HOMES TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	87-4211187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, 32nd Floor, New York, NY	10105
(Address or principal executive offices)	(Zip Code)

(212) 843-1601

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	BHM	NYSE American

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not traded on any national securities exchange or in the over-the-counter market, and was not held by any non-affiliates. The registrant’s Class A common stock began trading on the NYSE American on October 6, 2022 under the symbol “BHM.”

Number of shares outstanding of the registrant’s

classes of common stock, as of March 15, 2023:

Class A Common Stock: 3,835,013 shares

Class C Common Stock: 8,489 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2023 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement within 120 days after its fiscal year end. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Annual Report on Form 10-K of Bluerock Homes Trust, Inc. (“Bluerock Homes,” the “Company,” “we,” “us,” or “our”) pertains to our fiscal year ended December 31, 2022. Prior to October 6, 2022, our sole stockholder was Bluerock Residential Growth REIT, Inc. (together with its subsidiaries, “Bluerock Residential”). On October 5, 2022, we entered into a Separation and Distribution Agreement with Bluerock Residential, Badger Parent LLC (“Badger Parent”), Badger Holdco LLC and Bluerock Residential Holdings, L.P. (the “Operating Partnership”), pursuant to which, among other things, Bluerock Residential contributed to us its single-family residential real estate business and certain other assets (the “Separation”). On October 6, 2022, following the Separation, Bluerock Residential completed the spin-off of us by distributing all of our outstanding shares of Class A common stock and Class C common stock to the holders of Bluerock Residential common stock (the “Distribution”) as of the record date, September 29, 2022 (the “Spin-Off”). As a result of the Separation, the Distribution and the Spin-Off, we are now an independent public company and our Class A common stock is listed under the symbol “BHM” on the NYSE American.

Effective September 26, 2022, we became subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and will file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).

This Annual Report on Form 10-K presents our financial information for the fiscal year ended December 31, 2022, which includes the period from January 1, 2022 to October 5, 2022 (prior to consummation of the Separation, the Distribution and the Spin-Off) and the period from October 6, 2022 to December 31, 2022 (from and after consummation of the Separation, the Distribution and the Spin-Off). Financial statements representing the historical operations of our single-family residential rental business have been derived from Bluerock Residential’s historical accounting records and are presented on a carve-out basis. The financial statements include all revenues and costs as well as assets and liabilities directly associated with our business activity. The financial statements also include allocations of certain general, administrative, sales and marketing expenses and operations from Bluerock Residential for the period ended and prior to October 6, 2022. However, amounts recognized by us are not necessarily representative of the amounts that would have been reflected in the financial statements had we operated independently of Bluerock Residential, and neither the discussion of our results of operations, cash flows and financial condition nor the combined consolidated financial statements set forth herein are necessarily indicative of our future results of operations, cash flows or financial condition as a publicly traded company operated independently of Bluerock Residential following the completion of the Separation, the Distribution and the Spin-Off.

BLUEROCK HOMES TRUST, INC.

FORM 10-K

December 31, 2022

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

Additional factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	The impact of epidemics, pandemics, or other outbreaks of illness, disease or virus (such as the outbreak of novel coronavirus (“COVID-19”) and its variants) and the actions taken by government authorities and other related thereto, including the ability of our company, our properties and our tenants to operate;
●	use of proceeds of our securities offerings;
●	changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;
●	fluctuations and relative increases in interest rates, which could adversely affect our ability to obtain financing on favorable terms or at all;
●	the inability of tenants to pay rent;
●	the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors’ properties based on considerations such as convenience of location, rental rates and safety record;
●	increased operating costs, including increased real property taxes, HOA fees, maintenance, insurance and utilities costs;
●	weather conditions that may increase or decrease energy costs and other weather-related expenses;
●	oversupply of single-family housing or a reduction in demand for real estate in the markets in which our properties are located;
●	costs and time period required to convert acquisitions to rental homes;
●	a favorable interest rate environment that may result in a significant number of potential residents of our properties deciding to purchase homes instead of renting;
●	rules, regulations and/or policy initiatives by government and private actors, including HOAs, to discourage or deter the purchase of single-family properties by entities owned or controlled by institutional investors;
●	our ability to lease newly acquired or newly constructed single-family properties;
●	changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes;
●	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs;

●	the board of directors’ determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid historically (if any);
●	our ability to maintain our qualification as a REIT; and
●	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes.

Forward-looking statements are found throughout this Annual Report on Form 10-K, including under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

Cautionary Note

The representations, warranties, and covenants made by us in any agreement filed as an exhibit to this Annual Report on Form 10-K are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties, or covenants to or with any other parties. Moreover, these representations, warranties, or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

Risk Factor Summary

An investment in our securities involves various risks. Some of the material risks include those set forth below. You should consider carefully these risks, and those discussed under “Risk Factors,” before purchasing our securities.

●	The ongoing pandemic of COVID-19 and new variants thereof, or the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.
●	Our current portfolio consists primarily of single-family residential homes concentrated in certain markets, and we expect that our portfolio going forward will consist primarily of the same. Any adverse developments in local economic conditions or the demand for single-family units in these markets may negatively impact our operating results.
●	If we are unable to identify suitable investments, then we may not be able to achieve our investment objectives or pay distributions.
●	Adverse economic conditions may negatively affect our returns and profitability, and, as a result, our ability to make distributions to our stockholders.
●	We have limited sources of capital other than proceeds from future mortgage debt financings for acquisition and/or development projects, cash from property operations, our $150 million revolving credit facility, and the proceeds of offerings of our securities to meet our primary liquidity requirements. As a result, we may not be able to pay our short-term debt upon maturity or other liabilities and obligations when they come due other than with the net proceeds of an offering, which may limit our ability to fully consummate our business plan and diversify our portfolio.
●	We may be limited in our ability to diversify our investments.
●	We have used and will continue to use mortgage and other indebtedness to partially finance our company, which increases the risk to our business. Our leverage policy has been adopted by our board of directors (the “Board”) and is therefore subject to change without stockholder consent.

●	During certain periods of our operations, we may have to fund distributions from offering proceeds, borrowings, and the sale of assets to the extent distributions exceed our earnings or cash flows from operations and may do so in the future if we are unable to make distributions with our cash flows from our operations. There is no limit on the amount of offering proceeds we may use to fund distributions. Distributions paid from sources other than cash flow or funds from operations may constitute a return of capital to our stockholders. Rates of distribution may not be indicative of our operating results.
●	We depend on the senior officers and key personnel of our Manager and its affiliates. In particular, our success depends to a significant degree upon the contributions of Messrs. Kamfar, Babb, MacDonald, Ruddy, Vohs, and DiFranco, as well as Mr. Emala, all of whom are senior officers of our Manager. We do not have employment agreements with any of these key personnel and do not have key man life insurance on any of them. The departure or the loss of the services of any such key personnel could have a material adverse effect on our business, financial condition, results of operations and ability to effectively operate our business.
●	While we expect to maintain control over our properties, we will rely on members of our network for the day-to-day management and development of our real estate investments.
●	Stockholders will have limited control over changes in our policies and day-to-day operations, which increases the uncertainty and risks you face as a stockholder. In addition, our Board may approve changes to our policies without your approval.
●	The market price and trading volume of our Class A common stock may fluctuate widely as a result of a number of factors, many of which are outside of our control. In addition, the stock market is subject to fluctuations in share prices and trading volumes that affect the market prices of the shares of many companies. These fluctuations in the stock market may materially and adversely affect the market price of our Class A common stock.
●	The registration statement covering our 6.0% Series A Redeemable Preferred Stock, par value $0.01 per share (the “Series A Redeemable Preferred Stock”), has not yet been declared effective by the SEC. There can be no assurance that we will be able to commence the offering of the Series A Redeemable Preferred Stock or successfully sell the full number of shares of Series A Redeemable Preferred Stock to be registered pursuant to the registration statement. There is no public market for the Series A Redeemable Preferred Stock, and we currently have no plan to list the Series A Redeemable Preferred Stock on a securities exchange. If holders are able to sell the Series A Redeemable Preferred Stock, they may have to be sold at a substantial discount. Holders of Series A Redeemable Preferred Stock should not expect us to redeem all or any such shares on the date they first become redeemable or on any particular date after they become redeemable. Any decision to propose a redemption will depend upon, among other things, our evaluation of our capital position and general market conditions at the time. We would likely choose to exercise our optional redemption right only when prevailing interest rates have declined, which would adversely affect the ability of holders of shares of the applicable series of preferred stock to reinvest proceeds from the redemption in a comparable investment with an equal or greater yield to the yield on such series of preferred stock had their shares not been redeemed.
●	There are numerous conflicts of interest between the interests of stockholders and our interests or the interests of our Manager, Bluerock and their respective affiliates, including conflicts arising out of (a) allocation of personnel to our activities, (b) allocation of investment opportunities between us and investment vehicles affiliated with Bluerock, (c) purchase or sale of single-family properties, including from or to Bluerock or its affiliates, and (d) fee arrangements with our Manager that might induce our Manager to make investment decisions that are not in our best interests.
●	We have invested and anticipate that we will continue to invest in the redevelopment of existing properties and the development of new properties. These investments involve risks beyond those presented by stabilized, income-producing properties. These risks may diminish the return to our stockholders.
●	Prior to consummation of the Separation, the Distribution and the Spin-Off, we had no operating history as an independent company, and this lack of operating history makes our future performance difficult to predict.
●	We may fail to maintain our qualification as a REIT for federal income tax purposes. We would then be subject to corporate level taxation, and we would not be required to pay any distributions to our stockholders.

If we are unable to effectively manage the impact of these and other risks, our ability to meet our investment objectives would be substantially impaired. In turn, the value of our securities and our ability to make distributions would be materially reduced.

PART I

Item 1. Business

Organization

Bluerock Homes Trust, Inc. (“Bluerock Homes,” “the Company,” “we,” “us,” or “our”) was formed in Maryland as a wholly owned subsidiary of Bluerock Residential Growth REIT, Inc. (“Bluerock Residential” or “Parent”) on December 16, 2021, and historically operated as part of Bluerock Residential and not as a standalone company. On October 6, 2022, Bluerock Residential completed a spin-off transaction that resulted in its single-family residential real estate business and certain other assets being contributed to us and Bluerock Homes becoming an independent publicly traded company.

We intend to elect to be taxed and to operate in a manner that will allow us to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with our taxable year ended December 31, 2022. As a REIT, we generally will not be subject to corporate-level income taxes. To qualify and maintain our REIT status, we will be required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.

Unless otherwise indicated or the context requires otherwise, all references to “the Company,” “we,” “us” and “our” mean Bluerock Homes Trust, Inc., a Maryland corporation, together with its consolidated subsidiaries, including, without limitation, Bluerock Residential Holdings, L.P., a Delaware limited partnership (our “Operating Partnership”), of which we are the sole general partner. References to our shares of Class A common stock on a “fully diluted basis” includes all outstanding shares of our Class A common stock, shares of our Class C common stock, units of limited partnership interest in our Operating Partnership (“OP Units”), and long-term incentive plan units in our Operating Partnership, (“LTIP Units”), whether vested or unvested.

We have no employees and are supported by a related-party service agreement with Bluerock Homes Manager, LLC (the “Manager”), a Delaware limited liability company organized in 2022. We are externally managed by the Manager, which manages our day-to-day operations under a Management Agreement (the “Management Agreement”). Our Management Agreement has a one-year term expiring October 6, 2023 and will be automatically renewed for a one-year term each year on October 6, unless previously terminated in accordance with the terms of the Management Agreement. The Manager is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf. Substantially all our business is conducted through our Operating Partnership, of which we are the sole general partner.

The principal executive offices of our Company and the Manager are located at 1345 Avenue of the Americas, 32nd Floor, New York, New York 10105. Our telephone number is (212) 843-1601.

Investments in Real Estate

As of December 31, 2022, we held an aggregate of 3,977 residential units held through seventeen real estate investments, consisting of ten consolidated operating investments and seven investments held through preferred equity investments. As of December 31, 2022, our consolidated operating investments were approximately 94.8% occupied. For more information regarding our investments, see “Item 2. Properties”.

The Separation and the Distribution

On December 20, 2021, Bluerock Residential entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Badger Parent and Badger Merger Sub LLC (“Merger Sub”). As contemplated by the Merger Agreement, on October 5, 2022, we entered into a Separation and Distribution Agreement with Bluerock Residential, Badger Parent, Badger Holdco LLC and the Operating Partnership, pursuant to which, among other things, Bluerock Residential contributed to us its single-family residential real estate business and certain other assets (the “Separation”).

On October 6, 2022, following the Separation, Bluerock Residential completed the spin-off of Bluerock Homes by distributing all our outstanding shares of Class A common stock and Class C common stock to the holders of Bluerock Residential common stock (the “Distribution”) as of the record date, September 29, 2022 (the “Spin-Off”). Pursuant to the terms and conditions of the Merger Agreement, following the Separation, the Distribution and the Spin-Off, Bluerock Residential merged with and into Merger Sub, with Merger Sub continuing as the surviving company, and the separate existence of Bluerock Residential ceased. As a result of the Separation, the Distribution and the Spin-Off, Bluerock Homes became an independent, publicly traded company and our Class A common stock is listed under the symbol “BHM” on the NYSE American. Following the Separation, the Distribution and the Spin-Off, the former holders of Bluerock Residential common stock who received shares of the Company’s common stock in the Distribution indirectly owned approximately 34% of the Company’s single-family residential business, and holders of units in the Operating Partnership (other than the holders of the Company’s common stock) indirectly owned approximately 66% of the Company’s single-family residential business.

Financial statements representing the historical operations of Bluerock Residential’s residential rental business have been derived from Bluerock Residential’s historical accounting records and are presented on a carve-out basis. All revenues and costs as well as assets and liabilities directly associated with the business activity of Bluerock Homes are included in the financial statements. The financial statements also include allocations of certain general, administrative, sales and marketing expenses and operations from Bluerock Residential for the period ended and prior to October 6, 2022. However, amounts recognized by us are not necessarily representative of the amounts that would have been reflected in the financial statements had we operated independently of Bluerock Residential. All significant intercompany balances and transactions have been eliminated. Any references to “the Company,” “we,” “us,” or “our” for all periods ended October 6, 2022 and prior refer to Bluerock Homes as owned by Bluerock Residential, and for all periods subsequent to October 6, 2022 refer to Bluerock Homes as an independent, publicly traded company.

Business and Growth Strategies

Our principal business objective is to generate attractive risk-adjusted investment returns by assembling a portfolio of pre-existing single-family rental homes and developing build-to-rent communities. These will be located across a diverse group of growth markets and will target a growing pool of middle-income renters seeking the single-family lifestyle without the upfront and ongoing investments associated with home ownership. By implementing our investment strategies and our institutional-quality management, we expect to be able to achieve sustainable long-term growth in both our FFO and NAV.

Value Creation Execution. We acquire single-family rental properties with potential for long-term value creation for our stockholders. We utilize the following internal and external growth strategies to drive growth in FFO and NAV for our investors:

●	Scattered-Site Aggregation. Currently, there is a high level of fragmentation in the single-family rental home market. We believe we can generate economies of scale and enable transaction efficiencies by targeting individual or small portfolios of quality, scattered, single-family rental homes with strong and stable cash flows and aggregate them into larger portfolios, which will allow us to reduce per unit costs, including leasing, marketing, insurance and maintenance related costs through increased purchasing power and sharing of resources. We look for middle-market rents that deliver attractive unlevered yields relative to private market portfolio and public market dividend yields. To date, we have acquired scattered-site homes at year one nominal cap rates exceeding 5% and gross rental yields exceeding 9%. We see an opportunity to replicate this strategy across our markets utilizing our network as a force multiplier on the sourcing and execution fronts.
●	Build-to-Rent. We develop build-to-rent communities at attractive stabilized unlevered yields, investing selectively in target markets that we believe will enable us to capture development premiums on completion. We may use a convertible loan or convertible preferred equity structure to provide income during the development stage and/or the ability to capture development premiums at completion by exercising our conversion rights to take ownership.
●	Value-Add Renovation. We see significant potential for capital appreciation through renovation of existing assets. Our value-add strategy focuses on working with our local experts to reposition lower-quality, less current assets and drive rent growth and expand margins, increasing net operating income (“NOI”) and maximizing our return on investment.

●	Institutional Property Management / NOI Margin Expansion. We expect to improve margins at our operating properties by deploying institutional management approaches across the portfolio - including professional management, investment in technology platforms, and leveraging economies of scale - to best position the portfolio for optimal rental growth. Through the aggregation of multiple scattered homes, we seek to address operational inefficiencies, revenue management and deferred capital maintenance at scale and to grow underlying cash flow through substantial NOI margin expansion at stabilized properties. We will also provide an aggressive asset management presence, working alongside our network partners to ensure optimal execution of the asset management plan, enabling us to drive rent growth and values.
●	Technology-Aided Platform. We have implemented a data warehouse, which provides us with real-time visibility into leasing, inventory, maintenance and renovation metrics, allowing us to quickly react to changes in current operational performance and monitor trends across our portfolio. Further, we believe we will be able to utilize our data warehouse technology as a building block in the design and implementation of a portfolio-wide revenue management system to further drive NOI and margin expansion. In addition, we utilize various PropTech solutions to both acquire and maximize operational efficiency. Operational PropTech solutions include focus on streamlining value-add initiatives, integrating smart-home technology, automating the lease process and providing robust and coordinated maintenance services.

Harvest and Redeploy Capital Selectively. On an opportunistic basis and subject to compliance with REIT restrictions, we intend to sell properties when we have executed our value creation plans and when we believe the investment has limited additional upside relative to other opportunities. This allows us to harvest profits and reinvest proceeds to maximize stockholder value.

Summary of Investments and Dispositions

The following table presents a summary of our real estate investments during the years ended December 31, 2022 and 2021:

Property	Location	Month Acquired (1)	Ownership Interest	Number of Units
2021
Second Quarter
Peak Housing (2)(5)	IN / MO / TX	April	—	474
Yauger Park Villas	Olympia, WA	April	95%	80
Wayford at Concord (3)	Concord, NC	June	83%	150
Wayford at Innovation Park (4)(5)	Charlotte, NC	June	—	210
Willow Park (5)	Willow Park, TX	June	—	46
Third Quarter
Corpus (6)	Corpus Christi, TX	July	—	81
Jolin (6)	Weatherford, TX	August	—	24
Peak JV 1 (7)	IN / MO	August	60%	334
The Cottages of Port St. Lucie (4)(5)	Port St. Lucie, FL	August	—	286
Peak JV 2 (8)	Various / TX	September	80%	195
The Cottages at Myrtle Beach (4)(5)	Myrtle Beach, SC	September	—	294
Fourth Quarter
ILE	TX / SE US	October	95%	279
Peak JV 2 (8)	Various / TX	October	80%	111
Golden Pacific	KS / MO	November	97%	7
Peak JV 2 (8)	Various / TX	November	80%	20
Peak JV 2 (8)	Various / TX	December	80%	248
Peak JV 3, formerly DFW 189	Dallas-Fort Worth, TX	December	56%	189
The Cottages at Warner Robins (4)(5)	Warner Robins, GA	December	—	251
The Woods at Forest Hill (5)	Forest Hill, TX	December	—	76

2022
First Quarter
Weatherford 185 (9)	Weatherford, TX	February	—	185
Peak JV 2 (8)	Various / TX	March	80%	34
Peak JV 4, formerly Savannah 319	Savannah, GA	March	80%	19
Golden Pacific	IN / KS / MO	Various	97%	62
ILE	TX / SE US	Various	95%	31
Second Quarter
Ballast	AZ / CO / WA	Various	95%	65
Golden Pacific	IN / KS / MO	Various	97%	66
ILE	TX / SE US	Various	95%	108
Peak JV 4	Savannah, GA	Various	80%	20
Third Quarter
Ballast	AZ / CO / WA	Various	95%	19
Golden Pacific	IN / KS / MO	Various	97%	35
ILE	TX / SE US	Various	95%	64
Peak JV 4	Savannah, GA	Various	80%	14
Fourth Quarter
Golden Pacific	IN / KS / MO	October	97%	1
Peak JV 4	Savannah, GA	Various	80%	13
(1)	For those months where “Various” is listed, we, on various dates throughout that specified quarter, acquired additional units that were added to the respective existing portfolios. For Ballast, the units acquired in the second quarter 2022 were our first acquisitions for the portfolio.

(2)	Peak Housing consists of our preferred equity investments in a private single-family home REIT (refer to Note 8 of our combined consolidated financial statements for further information). Unit count excludes consolidated operating investment units which are presented separately.
(3)	We purchased the Wayford at Concord property from our unaffiliated joint venture partner, and as part of the transaction, our preferred equity investment was redeemed. Refer to Note 8 of our combined consolidated financial statements for further information.
(4)	The property is a development project.
(5)	Our investment in the property is through a preferred equity investment with an unaffiliated third party. Refer to Note 8 of our combined consolidated financial statements for further information.
(6)	We recapitalized Corpus and Jolin on December 22, 2021 and received full payoffs of the bridge loans. As part of the recapitalization, both Corpus and Jolin, along with two portfolios of units previously owned solely by our unaffiliated joint venture partner, were combined into one portfolio and contributed into the existing Peak JV 2 joint venture.
(7)	Peak JV 1 includes the portfolios formerly presented as Indy and Springfield.
(8)	Peak JV 2 includes the portfolios formerly presented as Axelrod, Granbury, Granbury 2.0, Lubbock, Lubbock 2.0, Lubbock 3.0, Lynnwood, Lynnwood 2.0, Springtown, Springtown 2.0, Texarkana and Texas Portfolio 183, of which all are in Texas. The number of units presented reflect the aggregate of the portfolios acquired during the period specified.
(9)	Our investment in the property was through a mezzanine loan to an unaffiliated third party. The loan was paid off in July 2022. Refer to the table below.

The following table presents a summary of our real estate sales, loan payoffs and redemption of preferred equity during the years ended December 31, 2022 and 2021:

			Ownership
			Interest in	Number
Property	Location	Date Sold / Payoff	Property	of Units
2021
ARIUM Grandewood	Orlando, FL	January 28, 2021	100%	306
James at South First	Austin, TX	February 24, 2021	90%	250
Marquis at The Cascades	Tyler, TX	March 1, 2021	90%	582
The Conley (1)	Leander, TX	March 18, 2021	—	259
Alexan Southside Place (1)	Houston, TX	March 25, 2021	—	270
Plantation Park	Lake Jackson, TX	April 26, 2021	80%	238
Wayford at Concord (1)	Concord, NC	June 4, 2021	—	150
Vickers Historic Roswell (2)	Roswell, GA	June 29, 2021	—	79
Park & Kingston	Charlotte, NC	July 7, 2021	100%	168
The District at Scottsdale	Scottsdale, AZ	July 7, 2021	99%	332
Mira Vista (1)	Austin, TX	September 23, 2021	—	200
Thornton Flats (1)	Austin, TX	December 14, 2021	—	104
Corpus (3)	Corpus Christi, TX	December 22, 2021	—	81
Jolin (3)	Weatherford, TX	December 22, 2021	—	24

2022
The Hartley at Blue Hill (2)	Chapel Hill, NC	February 28, 2022	—	414
Weatherford 185 (2)	Weatherford, TX	July 22, 2022	—	185
(1)	Our investment in the property, which was through a preferred equity investment with an unaffiliated third party, was redeemed. Refer to Note 8 of our combined consolidated financial statements for further information.
(2)	Our investment in the property, which was through one or more loans that we provided, was paid off in full. Refer to Note 7 of our combined consolidated financial statements for further information.

(3)	We recapitalized Corpus and Jolin on December 22, 2021 and received full payoffs of the bridge loans. As part of the recapitalization, both Corpus and Jolin, along with two portfolios of units previously owned solely by our unaffiliated joint venture partner, were combined into one portfolio and contributed into the existing Peak JV 2 joint venture.

Distribution Policy

We intend to qualify and maintain our qualification as a REIT for federal income tax purposes. The Code generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and imposes tax on any taxable income retained by a REIT, including capital gains.

To satisfy the requirements for qualification as a REIT and generally not be subject to federal income and excise tax, we intend to make regular distributions of all or substantially all of our REIT taxable income, determined without regard to dividends paid, to our stockholders out of assets legally available for such purposes. All future distributions will be determined at the sole discretion of our Board of Directors (the “Board”) on a quarterly basis. When determining the amount of future distributions, we expect that our Board will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future operating cash flows, (iii) our determination of near-term cash needs for acquisitions of new properties, development investments, general property capital improvements and debt repayments, (iv) our ability to continue to access additional sources of capital, (v) the requirements of Maryland law, (vi) the amount required to be distributed to qualify and maintain our qualification as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay and (vii) any limitations on our distributions contained in our credit or other agreements.

Holders of shares of 6.0% Series A Redeemable Preferred Stock, $0.01 par value per share (the “Series A Redeemable Preferred Stock”), will be entitled to receive, when and as authorized by our Board and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Redeemable Preferred Stock at an annual rate of six percent (6.0%) of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $1.50 per share). Cash dividends on each share of Series A Redeemable Preferred Stock will begin accruing on, and will be cumulative from, the date of original issuance or the end of the most recent dividend period for which cash dividends on the Series A Redeemable Preferred Stock have been paid on each such share, payable monthly in arrears on the 5th day of each month to holders of record on the 25th day of the prior month; provided, however, that any such cash dividend may vary among holders of Series A Redeemable Preferred Stock and may be prorated with respect to any shares of Series A Redeemable Preferred Stock that were outstanding less than the total number of days in the dividend period immediately preceding the applicable dividend payment date, with the amount of any such prorated dividend being computed on the basis of the actual number of days in such dividend period during which such shares of Series A Redeemable Preferred Stock were outstanding.

Holders of shares of Class A common stock, $0.01 par value per share (the “Class A common stock”), and Class C common stock $0.01 par value per share (the “Class C common stock”), will be entitled to receive cash dividends when, as and if authorized by our Board and declared by us.

We cannot assure you that we will generate sufficient cash flows to make distributions to our stockholders, or that we will be able to sustain those distributions. If our operations do not generate sufficient cash flow to allow us to satisfy the REIT distribution requirements, we may be required to fund distributions from working capital, offering proceeds, borrowing funds, selling assets, making a taxable distribution of our equity or debt securities, or reducing such distributions. Our distribution policy enables us to review the alternative funding sources available to us from time to time. Our actual results of operations will be affected by a number of factors, including the revenues we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see “Item 1A – Risk Factors.”

Regulations

Our investments are subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Human Capital

We have no employees and we rely on the employees of our Manager and its affiliates to conduct our operations. In order to attract and retain high performing individuals, our Manager and its affiliates are committed to partnering with its employees to provide opportunities for their professional development and promote their well-being. To that end, our Manager or its affiliates have undertaken various initiatives, including the following:

●	implementing an Environmental, Social, and Corporate Governance Initiative to codify and disclose its commitment to good corporate citizenship, including the appointment of an internal corporate responsibility committee in support of its ongoing commitment to sustainability, health and safety, corporate social responsibility, corporate governance, and other public policy matters;
●	providing department-specific training, access to online training seminars and opportunities to participate in industry conferences;
●	providing annual reviews and regular feedback to assist in employee development and providing opportunities for employees to provide suggestions to management and safely register complaints;
●	providing family leave, for example, for the birth or adoption of a child, as well as sick leave;
●	focusing on creating a workplace that values employee health and safety;
●	committing to the full inclusion of all qualified employees and applicants and providing equal employment opportunities to all persons, in accordance with the principles and requirements of the Equal Employment Opportunities Commission and the principles and requirements of the Americans with Disabilities Act; and
●	recognizing the importance and contributions of a diverse workforce, with an appreciation for the unique perspectives and insights offered by diverse backgrounds.

Industry Segments

We own and operate residential investments that generate rental and other property-related income through the leasing of units to a diverse base of tenants. We evaluate operating performance on an individual property investment level and based on the investments’ similar economic characteristics. Our primary financial measure for operating performance is NOI as it measures the core operations of property performance by excluding corporate level expenses and those other items not related to property operating performance. We view our residential real estate assets as one reportable segment, and, accordingly, aggregate our properties into one reportable segment.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. We also have filed with the SEC registration statements on Form S-11 (File No. 333-269415) and Form S-8 (File No. 333-267764). Copies of our filings with the SEC may be obtained from the SEC’s website at www.sec.gov, or downloaded from our website at www.bluerockhomes.com, as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC. Access to these filings is free of charge.

Item 1A. Risk Factors

Risks Related to Our Business, Properties and Industry

Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic.

Pandemics, such as the current COVID-19 pandemic, and outbreaks of infectious disease may adversely impact our business, results of operations, financial condition, and cash flows. The ongoing COVID-19 outbreak in the United States has led entities directed by, or notionally affiliated with, the federal government as well as certain states and cities, including those in which we own properties and where our principal places of business are located, to impose and continue to implement measures intended to control the spread of COVID-19, including instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate. We depend on rental revenues and other property income from residents for substantially all of our revenues. The COVID-19 outbreak, as well as continuing measures taken by governmental authorities and private actors to limit the spread of this virus or mitigate its impact, may interfere with the ability of some of our residents to meet their lease obligations and make their rent payments on time or at all.

In addition, entities directed by, or notionally affiliated with, the federal government as well as some state and local jurisdictions across the United States, have imposed temporary eviction moratoriums in connection with the COVID-19 outbreak if certain criteria are met by residents, are allowing residents to defer missed rent payments without incurring late fees, and are prohibiting rent increases. Jurisdictions and other local and national authorities may expand or extend measures imposing restrictions on our ability to enforce residents’ contractual rental obligations and limiting our ability to increase rents. While such measures are likely to enable residents to stay in their homes despite an inability to pay because of financial or other hardship stemming from the pandemic, they are likely to continue to result in loss of rental income and other property income. We cannot predict if states, municipalities, local, and/or national authorities will expand existing restrictions, if additional states or municipalities will implement similar restrictions, or when restrictions currently in place will expire.

Additionally, COVID-19 and related containment measures may also continue to interfere with the ability of our associates, suppliers, and other business partners to carry out their assigned tasks or supply materials, services, or funding at ordinary levels of performance relative to the conduct of our business.

Business continuity and disaster recovery issues which may result from the current COVID-19 pandemic or any future pandemic could materially interrupt our business operations.

A significant outbreak of infectious disease in the human population or pandemic may result, and the COVID-19 pandemic has resulted, in a widespread health crisis adversely affecting the economies and financial markets of many countries, resulting in an economic downturn that could negatively affect our business, results of operations, and financial condition.

The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to successfully operate our business and on our financial condition, results of operations and cash flows due to, among other factors:

●	demand for single-family rental properties decreasing substantially and/or occupancy decreasing materially;
●	inability of our residents to meet their lease obligations has reduced and may continue to reduce our cash flows, and the resulting impact on rental and other property income could impact our ability to make all required debt service payments and to pay dividends to our stockholders. For example, our future securitized financings may require that monthly cash collections from their respective property collateral pools be controlled by the servicer until monthly debt service payments and property management fees are paid and escrow reserves are funded. So long as we remain in compliance with certain covenants contained in the underlying loan agreements, after such monthly payments are made the servicer will release all residual net cash flow to us. If the property collateral pools experience higher rates of resident defaults or delinquencies, these covenants may not be achieved. This would result in the servicer holding all residual net cash flow from any collateral pool that does not meet the covenant requirements, net of a monthly funding to us for budgeted operating expenses, in blocked collateral accounts for the benefit of the securitized lender rather than being made available to us. Our lack of access to the net cash flow from securitized collateral pools could have a material adverse effect on our business, results of operations and financial condition;

●	a general decline in business activity and demand for real estate transactions could adversely affect (1) our ability to acquire or dispose of single-family homes on terms that are attractive or at all and (2) the value of our homes and our business such that we may recognize impairment on the carrying value of our investments in single-family residential properties and other assets subject to impairment review, including, but not limited to, goodwill;
●	difficulty accessing debt and equity capital on attractive terms, or at all, impacts to our credit ratings, and a severe disruption of, and/or instability in, the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations, including acquisitions, or address maturing liabilities on a timely basis;
●	the financial impact of the COVID-19 pandemic could negatively impact our compliance with financial covenants of our credit facility and/or other debt agreements and may result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings or to exercise extension options thereunder;
●	a deterioration in our ability to operate in affected areas or delays in the supply of products or services by vendors that are needed for our efficient operations; and
●	the potential negative consequences for the health of our associates, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption.

The extent to which the COVID-19 pandemic ultimately impacts our operations depends on ongoing developments, which remain highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, variants of COVID-19 (including Delta and Omicron), the extent and duration of actions taken to contain the pandemic or mitigate its impact, the availability of an effective vaccine and therapeutic drugs and the effectiveness of the distribution of any such vaccines and therapeutic drugs, and the direct and indirect economic effects of the pandemic, containment measures, monetary and/or fiscal policies implemented to provide support or relief to businesses and/or residents, and other government, regulatory, and/or legislative changes precipitated by the COVID-19 pandemic, among others.

The ongoing development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance. While we have taken steps to mitigate the impact of the pandemic on our results of operations, there can be no assurance that these efforts will be successful.

We face numerous risks associated with the real estate industry that could adversely affect our results of operations through decreased revenues or increased costs.

As a real estate company, we are subject to various changes in real estate conditions, and any negative trends in such real estate conditions may adversely affect our results of operations through decreased revenues or increased costs. These conditions include:

●	changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;
●	fluctuations and relative increases in interest rates, which could adversely affect our ability to obtain financing on favorable terms or at all;
●	the inability of tenants to pay rent;
●	the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors’ properties based on considerations such as convenience of location, rental rates and safety record;
●	increased operating costs, including increased real property taxes, HOA fees, maintenance, insurance and utilities costs;
●	weather conditions that may increase or decrease energy costs and other weather-related expenses;
●	oversupply of single-family housing or a reduction in demand for real estate in the markets in which our properties are located;

●	costs and time period required to convert acquisitions to rental homes;
●	a favorable interest rate environment that may result in a significant number of potential residents of our properties deciding to purchase homes instead of renting;
●	rules, regulations and/or policy initiatives by government and private actors, including HOAs, to discourage or deter the purchase of single-family properties by entities owned or controlled by institutional investors;
●	construction of new supply;
●	changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes; and
●	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs.

Moreover, other factors may adversely affect our results of operations, including potential liability under environmental and other laws and other unforeseen events, many of which are discussed elsewhere in the following risk factors. Any or all of these factors could materially adversely affect our results of operations through decreased revenues or increased costs.

Many of our costs, such as operating expenses and general and administrative expenses, interest expense and real estate acquisition and construction costs, could be adversely impacted by periods of heightened inflation.

In recent months, the consumer price index has increased substantially. Federal policies and recent global events, such as the rising price of oil and the conflict between Russia and Ukraine, may have exacerbated, and may continue to exacerbate, increases in the consumer price index. A sustained or further increase in inflation could have an adverse impact on our operating expenses as well as our general and administrative expenses. For example, it is possible that the impact of the rate of inflation may not be adequately offset by annual rent escalations or the resetting of rents from our renewal and re-leasing activities, which may adversely affect our business, financial condition, results of operations, and cash flows. Compensation costs and professional service fees are also subject to the impact of inflation and are expected to increase proportionately with increasing market prices for such services. Consequently, inflation may increase our general and administrative expenses over time and may adversely impact our results of operations and cash flows.

In addition, in March 2022, the Federal Reserve began, and it has continued and is expected to continue, to raise interest rates in an effort to curb inflation. Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings. As of December 31, 2022, we had interest rate caps and swaps which effectively limit our exposure to interest rate risk by providing a ceiling on the underlying floating interest rate for $74.6 million of our floating rate debt. However, the effect of inflation on interest rates could increase our financing costs over time, either through borrowings on floating-rate lines of credit or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt.

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

Our current portfolio primarily consists of interests in single-family properties, located primarily in markets in the Sunbelt and Western United States. Any adverse developments in local economic conditions or the demand for single-family properties in these markets may negatively impact our results of operations.

Our current portfolio of properties consists primarily of single-family properties geographically concentrated in the Sunbelt and Western United States, and our portfolio going forward may consist primarily of the same. As such, we are currently susceptible to local economic conditions and the supply of and demand for single-family properties in these markets. If there is a downturn in the economy or an oversupply of or decrease in demand for single-family properties in these markets, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.

We are employing a business model with a limited track record, which may make our business difficult to evaluate.

Until recently, the single-family rental business consisted primarily of private and individual investors in local markets and was managed individually or by small, non-institutional owners and property managers. Our business strategy involves purchasing, renovating, maintaining, and managing a large number of residential properties and leasing them to qualified residents. Entry into this market by large, well-capitalized investors is a relatively recent trend, so few peer companies exist and none have yet established long-term track records that might assist us in predicting whether our business model and investment strategy can be implemented and sustained over an extended period of time. It may be difficult for you to evaluate our potential future performance without the benefit of established long-term track records from companies implementing a similar business model. We may encounter unanticipated problems as we continue to refine our business model, which may adversely affect our results of operations and ability to make distributions to our stockholders and cause our stock price to decline significantly.

We have a limited operating history and may not be able to operate our business successfully or generate sufficient cash flows to make or sustain distributions to our stockholders.

We have a limited operating history. As a result, an investment in our common stock may entail more risk than an investment in the common stock of a real estate company with a substantial operating history. If we are unable to operate our business successfully, we would not be able to generate sufficient cash flow to make or sustain distributions to our stockholders, and you could lose all or a portion of the value of your ownership in our common stock. Our ability to successfully operate our business and implement our operating policies and investment strategy depends on many factors, including:

●	our ability to effectively manage renovation, maintenance, marketing, and other operating costs for our properties;
●	economic conditions in our markets, including changes in employment and household earnings and expenses, as well as the condition of the financial and real estate markets and the economy, in general;
●	our ability to maintain high occupancy rates and target rent levels;
●	the availability of, and our ability to identify, attractive acquisition opportunities consistent with our investment strategy;
●	our ability to compete with other investors entering the single-family rental industry;
●	costs that are beyond our control, including title litigation, litigation with residents or tenant organizations, legal compliance, property taxes, HOA fees, and insurance;
●	judicial and regulatory developments affecting landlord-tenant relations that may affect or delay our ability to dispossess or evict occupants or increase rental rates;
●	reversal of population, employment, or homeownership trends in our markets; and
●	interest rate levels and volatility, which may affect the accessibility of short-term and long-term financing on desirable terms.

In addition, we face significant competition in acquiring attractive properties on advantageous terms, and the value of the properties that we acquire may decline substantially after we purchase them.

A significant portion of our costs and expenses are fixed and we may not be able to adapt our cost structure to offset declines in our revenue.

Many of the expenses associated with our business, such as property taxes, HOA fees, insurance, utilities, acquisition, renovation and maintenance costs, and other general corporate expenses are relatively inflexible and will not necessarily decrease with a reduction in revenue from our business. Some components of our fixed assets depreciate more rapidly and require ongoing capital expenditures. Our expenses and ongoing capital expenditures are also affected by inflationary increases, and certain of our cost increases may exceed the rate of inflation in any given period or market. Our rental income is affected by many factors beyond our control, such as the availability of alternative rental housing and economic conditions in our markets. In addition, state and local regulations may require us to maintain properties that we own, even if the cost of maintenance is greater than the value of the property or any potential benefit from renting the property, or pass regulations that limit our ability to increase rental rates. As a result, we may not be able to fully offset rising costs and capital spending by increasing rental rates, which could have a material adverse effect on our results of operations and cash available for distribution.

A significant number of our residential properties are part of HOAs and we and our residents are subject to the rules and regulations of such HOAs, which are subject to change and which may be arbitrary or restrictive, and violations of such rules may subject us to additional fees and penalties and litigation with such HOAs, which would be costly.

A significant number of our properties are located within HOAs, which are private entities that regulate the activities of owners and occupants of, and levy assessments on, properties in a residential subdivision. The HOAs in which we own our properties may have enacted or may from time to time enact onerous or arbitrary rules that restrict our ability to restore, market, lease, or operate our properties in accordance with our investment strategy, or require us to restore or maintain such properties at standards or costs that are in excess of our planned budgets. Some HOAs impose limits on the number of property owners who may lease their homes, which, if met or exceeded, would cause us to incur additional costs to sell the property and opportunity costs from lost rental revenue. Furthermore, we may have residents who violate HOA rules and incur fines for which we may be liable as the property owner and for which we may not be able to obtain reimbursement from the resident. Additionally, the governing bodies of the HOAs in which we own property may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments, or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with HOA rules before purchasing a property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from leasing such property, or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties. Several states have enacted laws that provide that a lien for unpaid monies owed to an HOA may be senior to our ownership interests and/or the priority of mortgage liens on properties, which, if not cured, may give rise to events of default under certain of our indebtedness or which otherwise could have a material adverse impact on us.

Increasing property taxes, HOA fees, and insurance costs may negatively affect our financial results.

As a result of our substantial real estate holdings, the cost of property taxes and insuring our properties is a significant component of our expenses. Our properties are subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. As the owner of our properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our expenses will increase. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale.

In addition, a significant portion of our properties are located within HOAs and we are subject to HOA rules and regulations. HOAs have the power to increase monthly charges and make assessments for capital improvements and common area repairs and maintenance. Property taxes, HOA fees, and insurance premiums are subject to significant increases, which can be outside of our control. If the costs associated with property taxes, HOA fees and assessments, or insurance rise significantly and we are unable to increase rental rates due to rent control laws or other regulations to offset such increases, our results of operations would be negatively affected.

Our investments are and will continue to be concentrated in our markets and in the single-family properties sector of the real estate industry, which exposes us to seasonal fluctuations in rental demand and downturns in our markets or in the single-family properties sector.

Our investments in real estate assets are and will continue to be concentrated in our markets and in the single-family properties sector of the real estate industry. A downturn or slowdown in the rental demand for single-family housing caused by adverse economic, regulatory, or environmental conditions, or other events, in our markets may have a greater impact on the value of our properties or our operating results than if we had more fully diversified our investments. We believe that there are seasonal fluctuations in rental demand with demand higher in the spring and summer than in the late fall and winter. Such seasonal fluctuations may impact our operating results. The COVID-19 pandemic, or a future pandemic, could also result in demand for single-family rental properties decreasing substantially and/or occupancy decreasing materially. See “—Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic.”

In addition to general, regional, national, and international economic conditions, our operating performance will be impacted by the economic conditions in our markets. We base a substantial part of our business plan on our belief that property values and operating fundamentals for single-family properties in our markets will continue to improve over the near to intermediate term. However, these markets have experienced substantial economic downturns in recent years and could experience similar or worse economic downturns in the future. Additionally, a significant outbreak of infectious disease in the human population or pandemic may result, and the COVID-19 pandemic has resulted, in a widespread health crisis adversely affecting the economies and financial markets of many countries, resulting in an economic downturn that could negatively affect our business, results of operations, and financial condition. See “—Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic.” We can provide no assurance as to the extent property values and operating fundamentals in these markets will improve, if at all. If the recent economic downturn in these markets returns or if we fail to accurately predict the timing of economic improvement in these markets, the value of our properties could decline and our ability to execute our business plan may be adversely affected to a greater extent than if we owned a real estate portfolio that was more geographically diversified, which could adversely affect our financial condition, operating results, and ability to make distributions to our stockholders and cause the value of our common stock to decline.

We may not be able to effectively control the timing and costs relating to the renovation and maintenance of our properties, which may adversely affect our operating results and ability to make distributions to our stockholders.

Our properties may require some level of renovation either immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to extensively renovate. We may also acquire properties that we expect to be in good condition only to discover unforeseen defects and problems that require extensive renovation and capital expenditures. To the extent properties are leased to existing residents, renovations may be postponed until the resident vacates the premises, and we will pay the costs of renovating. In addition, from time to time, we may perform ongoing maintenance or make ongoing capital improvements and replacements and perform significant renovations and repairs that resident deposits and insurance may not cover. Because our portfolio consists of geographically dispersed properties, our ability to adequately monitor or manage any such renovations or maintenance may be more limited or subject to greater inefficiencies than if our properties were more geographically concentrated.

Our properties have infrastructure and appliances of varying ages and conditions. Consequently, we routinely retain independent contractors and trade professionals to perform physical repair work and are exposed to all of the risks inherent in property renovation and maintenance, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits, certificates of occupancy, and poor workmanship. Additionally, COVID-19 and related containment measures may also continue to interfere with the ability of our associates, suppliers, and other business partners to carry out their assigned tasks or supply materials, services, or funding at ordinary levels of performance relative to the conduct of our business. See “—Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic.” If our assumptions regarding the costs or timing of renovation and maintenance across our properties prove to be materially inaccurate, our operating results and ability to make distributions to our stockholders may be adversely affected.

We have in the past acquired and may from time to time in the future acquire some of our homes through the auction process, which could subject us to significant risks that could adversely affect us.

We have in the past acquired and may from time to time in the future acquire some of our homes through the auction process, including auctions of homes that have been foreclosed upon by third-party lenders. Such auctions may occur simultaneously in a number of markets, including monthly auctions on the same day of the month in certain markets. As a result, we may only be able to visually inspect properties from the street and will purchase these homes without a contingency period and in “as is” condition with the risk that unknown defects in the property may exist. Upon acquiring a new home, we may have to evict residents who are in unlawful possession before we can secure possession and control of the home. The holdover occupants may be the former owners or residents of a property or others who are illegally in possession. Securing control and possession from these occupants can be both costly and time-consuming or generate negative publicity for our business and harm our reputation.

Allegations of deficiencies in auction practices could result in claims challenging the validity of some auctions, potentially placing our claim of ownership to the properties at risk. Since we may not have obtained title insurance policies for properties we acquired through the auction process, such instances or such proceedings may result in a complete loss without compensation.

Title defects could lead to material losses on our investments in our properties.

Our title to a property may be challenged for a variety of reasons, and in such instances title insurance may not prove adequate. For example, while we do not lend to homeowners and accordingly do not foreclose on a home, our title to properties we acquire at foreclosure auctions may be subject to challenge based on allegations of defects in the foreclosure process undertaken by other parties. In addition, we have in the past acquired, and may from time to time in the future, acquire a number of our properties on an “as is” basis, at auctions or otherwise. When acquiring properties on an “as is” basis, title commitments are often not available prior to purchase and title reports or title information may not reflect all senior liens, which may increase the possibility of acquiring houses outside predetermined acquisition and price parameters, purchasing residences with title defects and deed restrictions, HOA restrictions on leasing, or purchasing the wrong residence without the benefit of title insurance prior to closing. Although we use various policies, procedures, and practices to assess the state of title prior to purchase and obtain title insurance if an acquired property is placed into a securitization facility in connection with a mortgage loan financing, there can be no assurance that these policies and procedures will be effective, which could lead to a material if not complete loss on our investment in such properties.

For properties we acquire at auction, we similarly may not obtain title insurance prior to purchase, and we are not able to perform the type of title review that is customary in acquisitions of real property. As a result, our knowledge of potential title issues will be limited, and title insurance protection may not be in place. This lack of title knowledge and insurance protection may result in third parties having claims against our title to such properties that may materially and adversely affect the values of the properties or call into question the validity of our title to such properties. Without title insurance, we are fully exposed to, and would have to defend ourselves against, such claims. Further, if any such claims are superior to our title to the property we acquired, we risk loss of the property purchased.

Increased scrutiny of title matters could lead to legal challenges with respect to the validity of the sale. In the absence of title insurance, the sale may be rescinded, and we may be unable to recover our purchase price, resulting in a complete loss. Title insurance obtained subsequent to purchase offers little protection against discoverable defects because they are typically excluded from such policies. In addition, any title insurance on a property, even if acquired, may not cover all defects or the significant legal costs associated with obtaining clear title.

Any of these risks could adversely affect our operating results, cash flows, and ability to make distributions to our stockholders.

We are subject to certain risks associated with bulk portfolio acquisitions and dispositions.

We have acquired and disposed of, and may continue to acquire and dispose of, properties we acquire or sell in bulk from or to other owners of single-family homes, banks, and loan servicers. When we purchase properties in this manner, we often do not have the opportunity to conduct interior inspections or conduct more than cursory exterior inspections on a portion of the properties. Such inspection processes may fail to reveal major defects associated with such properties, which may cause the amount of time and cost required to renovate and/or maintain such properties to substantially exceed our estimates. Bulk portfolio acquisitions are also more complex than single-family home acquisitions, and we may not be able to implement this strategy successfully. The costs involved in locating and performing due diligence (when feasible) on portfolios of homes as well as negotiating and entering into transactions with potential portfolio sellers could be significant, and there is a risk that either the seller may withdraw from the entire transaction for failure to come to an agreement or the seller may not be willing to sell us the bulk portfolio on terms that we view as favorable. In addition, a seller may require that a group of homes be purchased as a package even though we may not want to purchase certain individual assets in the bulk portfolio.

Moreover, to the extent the management and leasing of such properties has not been consistent with our property management and leasing standards, we may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the residents, and compliance with applicable laws, among others. In addition, financial and other information provided to us regarding such portfolios during our due diligence may be inaccurate, and we may not discover such inaccuracies until it is too late to seek remedies against such sellers. To the extent we pursue such remedies, we may not be able to successfully prevail against the seller in an action seeking damages for such inaccuracies. If we conclude that certain individual properties purchased in bulk portfolio sales do not fit our target investment criteria, we may decide to sell, rather than renovate and lease, such properties, which could take an extended period of time and may not result in a sale at an attractive price.

From time to time we engage in bulk portfolio dispositions of properties consistent with our business and investment strategy. With respect to any such disposition, the purchaser may default on payment or otherwise breach the terms of the relevant purchase agreement, and it may be difficult for us to pursue remedies against such purchaser or retain or resume possession of the relevant properties. To the extent we pursue such remedies, we may not be able to successfully prevail against the purchaser.

We depend on our residents and their willingness to meet their lease obligations and renew their leases for substantially all of our revenues. Poor resident selection, defaults, and nonrenewals by our residents may adversely affect our reputation, financial performance, and ability to make distributions to our stockholders.

We depend on rental income from residents for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified residents for our properties. Our reputation, financial performance, and ability to make distributions to our stockholders would be adversely affected if a significant number of our residents fail to meet their lease obligations or fail to renew their leases. For example, residents may default on rent payments, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, use our properties for illegal purposes, damage or make unauthorized structural changes to our properties that are not covered by security deposits, refuse to leave the property upon termination of the lease, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors, or eyesores, fail to comply with HOA regulations, sublet to less desirable individuals in violation of our lease, or permit unauthorized persons to live with them. Additionally, the COVID-19 outbreak, as well as continuing measures taken by governmental authorities and private actors to limit the spread of this virus or mitigate its impact, may continue to interfere with the ability of some of our residents to meet their lease obligations and make their rent payments on time or at all. Furthermore, entities directed by, or notionally affiliated with, the federal government as well as some state and local jurisdictions across the United States, have imposed temporary eviction moratoriums in connection with the COVID-19 outbreak if certain criteria are met by residents, are allowing residents to defer missed rent payments without incurring late fees, and are prohibiting rent increases. Jurisdictions and other local and national authorities may expand or extend measures imposing restrictions on our ability to enforce residents’ contractual rental obligations and limiting our ability to increase rents. Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic.

Damage to our properties may delay re-leasing after eviction, necessitate expensive repairs, or impair the rental income or value of the property resulting in a lower than expected rate of return. Increases in unemployment levels and other adverse changes in economic conditions in our markets could result in substantial resident defaults. In the event of a resident default or bankruptcy, we may experience delays in enforcing our rights as landlord at that property and will incur costs in protecting our investment and re-leasing the property.

Our leases are relatively short-term, exposing us to the risk that we may have to re-lease our properties frequently, which we may be unable to do on attractive terms, on a timely basis, or at all.

Substantially all of our new leases have a duration of one to two years. As such leases permit the residents to leave at the end of the lease term, we anticipate our rental revenues may be affected by declines in market rental rates more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves costs such as restoring the properties, marketing costs, and lower occupancy levels. Our resident turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base such estimates. If the rental rates for our properties decrease or our residents do not renew their leases, our operating results and ability to make distributions to our stockholders could be adversely affected. Alternatively, to the extent that a lease term exceeds one year, we may lose the opportunity to raise rents in an appreciating market and be locked into a lower rent until such lease expires.

Climate change may adversely affect our business.

To the extent that significant changes in the climate occur in areas where our communities are located, we may experience extreme weather and/or changes in precipitation and temperature, all of which may result in physical damage to, or a decrease in demand for, properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including significant property damage to or destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected. In addition, changes in federal, state, and local legislation and regulation based on concerns about climate change could result in increased capital expenditures on our existing properties (for example, to improve their energy efficiency and/or resistance to inclement weather) without a corresponding increase in revenue, resulting in adverse impacts to our results of operations.

Eminent domain could lead to material losses on our investments in our properties.

Governmental authorities may exercise eminent domain to acquire the land on which our properties are built in order to build roads and other infrastructure. Any such exercise of eminent domain would allow us to recover only the fair value of the affected properties. In addition, “fair value” could be substantially less than the real market value of the property for a number of years, and we could effectively have no profit potential from properties acquired by the government through eminent domain.

Tenant relief laws, including laws regulating evictions, rent control laws, and other regulations that limit our ability to increase rental rates may negatively impact our rental income and profitability.

As the landlord of numerous properties, we are involved from time to time in evicting residents who are not paying their rent or who are otherwise in material violation of the terms of their lease. Eviction activities impose legal and managerial expenses that raise our costs and expose us to potential negative publicity. The eviction process is typically subject to legal barriers, mandatory “cure” policies, our internal policies and procedures, and other sources of expense and delay, each of which may delay our ability to gain possession and stabilize the property. Additionally, state and local landlord-tenant laws may impose legal duties to assist residents in relocating to new housing, or restrict the landlord’s ability to remove the resident on a timely basis or to recover certain costs or charge residents for damage residents cause to the landlord’s premises. Because such laws vary by state and locality, we must be familiar with and take all appropriate steps to comply with all applicable landlord-tenant laws, and need to incur supervisory and legal expenses to ensure such compliance. To the extent that we do not comply with state or local laws, we may be subjected to civil litigation filed by individuals, in class actions or actions by state or local law enforcement and our reputation and financial results may suffer. We may be required to pay our adversaries’ litigation fees and expenses if judgment is entered against us in such litigation or if we settle such litigation.

Furthermore, state and local governmental agencies may introduce rent control laws or other regulations that limit our ability to increase rental rates, which may affect our rental income. Especially in times of recession and economic slowdown, rent control initiatives can acquire significant political support. If rent controls unexpectedly became applicable to certain of our properties, our revenue from and the value of such properties could be adversely affected.

The COVID-19 pandemic in the United States has led entities directed by, or notionally affiliated with, the federal government as well as certain states and cities, including those in which we own properties and where our principal places of business are located, to impose and continue to implement measures intended to control the spread of COVID-19, including instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate. Entities directed by, or notionally affiliated with, the federal government as well as some state and local jurisdictions across the United States, have imposed temporary eviction moratoriums in connection with the COVID-19 outbreak if certain criteria are met by residents, are allowing residents to defer missed rent payments without incurring late fees, and are prohibiting rent increases. Jurisdictions and other local and national authorities may expand or extend measures imposing restrictions on our ability to enforce residents’ contractual rental obligations and limiting our ability to increase rents. While such measures are likely to enable residents to stay in their homes despite an inability to pay because of financial or other hardship stemming from the pandemic, they are likely to continue to result in loss of rental income and other property income. We cannot predict if states, municipalities, local, and/or national authorities will expand existing restrictions, if additional states or municipalities will implement similar restrictions, or when restrictions currently in place will expire. See “—Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic.”

We may become a target of legal demands, litigation (including class actions), and negative publicity by tenant and consumer rights organizations, which could directly limit and constrain our operations and may result in significant litigation expenses and reputational harm.

Numerous tenant rights and consumer rights organizations exist throughout the country and operate in our markets, and we may attract attention from some of these organizations and become a target of legal demands, litigation, and negative publicity. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues, and with the increased market for homes arising from displaced homeownership, some of these organizations may shift their litigation, lobbying, fundraising, and grassroots organizing activities to focus on landlord-resident issues. While we intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief and to seek to publicize our activities in a negative light. We cannot anticipate what form such legal actions might take or what remedies they may seek.

Additionally, such organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against us, may lobby state and local legislatures to pass new laws and regulations to constrain or limit our business operations, adversely impact our business, or may generate negative publicity for our business and harm our reputation. If they are successful in any such endeavors, they could directly limit and constrain our operations and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.

We may not be successful in identifying and consummating suitable investment opportunities.

Our investment strategy requires us to identify suitable investment opportunities compatible with our investment criteria. We may not be successful in identifying suitable opportunities that meet our criteria or in consummating investments, including those identified as part of our investment pipeline, on satisfactory terms or at all. Our ability to make investments on favorable terms may be constrained by several factors including, but not limited to, competition from other investors with significant capital, including other publicly traded REITs and institutional investment funds, which may significantly increase investment costs; and/or the inability to finance an investment on favorable terms or at all. The failure to identify or consummate investments on satisfactory terms, or at all, may impede our growth and negatively affect our cash available for distribution to our stockholders.

Adverse economic conditions may negatively affect our results of operations and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our properties.

Our operating results may be adversely affected by market and economic challenges, which may negatively affect our returns and profitability and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our properties. These market and economic challenges include, but are not limited to, the following:

●	any future downturn in the U.S. economy and high unemployment could result in tenant defaults under leases, vacancies in our properties and concessions or reduced rental rates under new leases due to reduced demand. In addition, such downturns could result in reduced demand for homes, which may reduce home prices and make home purchases more affordable as an alternative to renting, which also may materially adversely reduce the demand for rental homes;
●	the rate of household formation or population growth in our target markets or a continued or exacerbated economic slow-down experienced by the local economies where our properties are located or by the real estate industry generally may result in changes in supply of or demand for our homes; and
●	the failure of the real estate market to attract the same level of capital investment in the future that it attracted at the time of our purchases or a reduction in the number of companies seeking to acquire properties may result in the value of our investments not appreciating or decreasing, possibly significantly, below the amount we pay for these investments.

The length and severity of any economic slow-down or downturn cannot be predicted. Our operations and, as a result, our ability to make distributions to our stockholders and/or our ability to realize appreciation in the value of our properties could be materially and adversely affected to the extent that an economic slow-down or downturn is prolonged or becomes severe.

Our revenues are significantly influenced by demand for single-family home rental properties generally, and a decrease in such demand will likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

Our current portfolio is focused predominately on single-family home properties, and we expect that our portfolio going forward will focus predominately on the same. As a result, we are subject to risks inherent in investments in a single industry, and a decrease in the demand for single-family home rentals would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

The properties in our investment pipeline are subject to contingencies that could delay or prevent acquisition or investment in those properties.

At any given time, we are generally in discussions regarding a number of properties for acquisition or investment, which we refer to as our investment pipeline. However, we may not have completed our diligence process on these properties or development projects or have definitive investment or purchase and sale agreements, as applicable, and several other conditions may be required to be met in order for us to complete these acquisitions or developments, including approval by our Manager or Board. If we are planning to use proceeds of an offering of our securities to fund these acquisitions or investments and are unable to complete the acquisition of the interests or investment in any of these properties or experience significant delays in executing any such acquisition or investment, we will have issued securities in an offering without realizing a corresponding current or future increase in earnings and cash flow from acquiring those interests or developing those properties, and may incur expenses in connection with our attempts in consummating such acquisition or investment, which could have a material adverse impact on our financial condition and results of operations. In addition, to the extent the uses of proceeds from an offering are designated for the acquisition of or investment in these properties, we will have no specific designated use for the net proceeds from the offering allocated to the purchase or development and investors will be unable to evaluate in advance the manner in which we will invest, or the economic merits of the properties we may ultimately acquire or develop with such proceeds.

Our expenses may remain constant or increase, even if our revenues decrease, causing our results of operations to be adversely affected.

Costs associated with our business, such as mortgage payments, real estate taxes, insurance premiums and maintenance costs, are relatively inflexible and generally do not decrease, and may increase, when homes are not occupied, rental rates decrease, tenants fail to pay rent or other circumstances cause a reduction in property revenues. As a result, if revenues drop, we may not be able to commensurately reduce our expenses, which would adversely affect our financial condition and results of operations.

Competition in identifying and acquiring our properties could adversely affect our ability to implement our business and growth strategies, which could materially and adversely affect us.

In acquiring our properties, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, savings and loan associations, banks, mortgage bankers, insurance companies, institutional investors, investment banking firms, financial institutions, governmental bodies, and other entities. We also compete with individual private home buyers and small scale investors.

Certain of our competitors may be larger in certain of our markets and may have greater financial or other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. In addition, any potential competitor may have higher risk tolerances or different risk assessments and may not be subject to the operating constraints associated with qualifying and maintaining qualification for taxation as a REIT, which could allow them to consider a wider variety of investments. Competition may result in fewer investments, higher prices, a broadly dispersed portfolio of properties that does not lend itself to efficiencies of concentration, acceptance of greater risk, lower yields and a narrower spread of yields over our financing costs. In addition, competition for desirable investments could delay the investment of our capital, which could adversely affect our results of operations and cash flows. As a result, there can be no assurance that we will be able to identify and finance investments that are consistent with our investment objectives or to achieve positive investment results, and our failure to accomplish any of the foregoing could have a material adverse effect on us and cause the value of our common stock to decline.

Our investments will be dependent on tenants for revenue, and tenant failure to pay in a timely manner could reduce our revenues from rents, resulting in the decline in the value of your investment.

The underlying value of our properties and the ability to make distributions to you depend upon the ability of the tenants of our properties to generate enough income to pay their rents in a timely manner, and the success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties and our company. Tenants’ inability to timely or fully pay their rents may be impacted by their employment prospects and/or other constraints on their personal finances, including debts, purchases and other factors. These and other changes beyond our control may adversely affect our tenants’ ability to make their required lease payments. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing our property. We may be unable to re-lease the property for the rent previously received. We may be unable to sell an unoccupied property without incurring a loss. These events and others could cause us to reduce any amount of distributions we plan to make to stockholders and may also cause the value of your investment to decline.

Our operating results and distributable cash flow depend on our ability to generate revenue from leasing our properties to tenants on terms favorable to us.

Our operating results depend, in large part, on revenues derived from leasing our single-family properties. We are subject to the credit risk of our tenants, and to the extent our tenants default on their leases or fail to make their required rental payments we may suffer a decrease in our revenue. In addition, if a tenant does not fully pay its rent, we may not be able to enforce our rights as landlord without delays and we may incur substantial legal costs. We are also subject to the risk that, upon the expiration of leases, leases may not be renewed, the homes may not be re-leased or the terms of renewal or re-leasing (including the cost of required renovations or concessions to tenants) may be less favorable to us than current lease terms. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in decreased distributions to our stockholders. In addition, the resale value of such affected properties could be diminished. Further, costs associated with real estate investment, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in revenue. These events would cause a significant decrease in net revenues and could cause us to reduce the amount we distribute to our stockholders.

As the owner of real property, we could become subject to liability for asbestos-containing building materials in the buildings on our properties.

Some of our properties may contain asbestos-containing materials. Environmental laws typically require that owners or operators of buildings with asbestos-containing building materials properly manage and maintain these materials, adequately inform or train those who may come in contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements. In addition, third parties may be entitled to seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.

In addition, many insurance carriers are excluding asbestos-related claims from standard policies, pricing asbestos endorsements at prohibitively high rates or adding significant restrictions to this coverage. Because of our difficulty in obtaining specialized coverage at rates that correspond to the perceived level of risk, we may not obtain insurance for asbestos-related claims. We will continue to evaluate the availability and cost of additional insurance coverage from the insurance market. If we purchase insurance for asbestos, the cost could have a negative impact on our results of operations.

Costs associated with addressing indoor air quality issues, moisture infiltration and resulting mold remediation may be costly.

As a general matter, concern about indoor exposure to mold or other air contaminants has been increasing as such exposure has been alleged to have a variety of adverse effects on health. Some of our properties may contain microbial matter such as mold and mildew. The terms of our property and general liability policies generally exclude certain mold-related claims. Should an uninsured loss arise against us, we would be required to use our funds to resolve the issue, including litigation costs. We can offer no assurance that liabilities resulting from indoor air quality, moisture infiltration and the presence of or exposure to mold will not have a future impact on our business, results of operations or financial condition.

A change in the United States government policy with regard to Fannie Mae and Freddie Mac could impact our financial condition.

Fannie Mae and Freddie Mac are a major source of financing for the single-family real estate sector. We and other companies in the single-family real estate sector depend frequently on Fannie Mae and Freddie Mac to finance growth by purchasing or guarantying single-family real estate loans. Prior initiatives in the recent past, including proposed legislation, have sought to wind down Fannie Mae and Freddie Mac. Any decision by the government to eliminate or downscale Fannie Mae or Freddie Mac, to reduce their acquisitions or guarantees of single-family real estate mortgage loans, or to reduce government support for single-family housing more generally, may adversely affect interest rates, capital availability, development of single-family communities and our ability to refinance our existing mortgage obligations as they come due and to obtain additional long-term financing for the acquisition of additional single-family communities on favorable terms or at all.

If we are not able to cost-effectively maximize the life of our properties, we may incur greater than anticipated capital expenditure costs, which may adversely affect our ability to make distributions to our stockholders.

While many of the existing properties we acquire have undergone substantial renovations since they were constructed, older properties may carry certain risks including unanticipated repair costs associated with older properties, increased maintenance costs as older properties continue to age, and cost overruns due to the need for special materials and/or fixtures specific to older properties. Although we take a proactive approach to property preservation, utilizing a preventative maintenance plan, and selective improvements that mitigate the cost impact of maintaining exterior building features and aging building components, if we are not able to cost-effectively maximize the life of our properties, we may incur greater than anticipated capital expenditure costs which may adversely affect our financial condition, results of operations and/or ability to make distributions to our stockholders.

Any uninsured losses or high insurance premiums will reduce our net income and the amount of our cash distributions to stockholders.

We will attempt to ensure adequate insurance is obtained to cover significant areas of risk to us as a company and to our properties. However, there are types of losses at the property level, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. We may not have adequate insurance coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish for a particular property, we could have no source of funding to repair or reconstruct any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced cash flow that would result in lower distributions to stockholders.

We may have difficulty selling real estate investments, and our ability to distribute all or a portion of the net proceeds from such sale to our stockholders may be limited.

Real estate investments are relatively illiquid. We will have a limited ability to vary our portfolio in response to changes in economic or other conditions. We will also have a limited ability to sell assets in order to fund working capital and similar capital needs. When we sell any of our properties, we may not realize a gain on such sale. We may not elect to distribute any proceeds from the sale of properties to our stockholders; for example, we may use such proceeds to:

●	purchase additional properties;
●	fund capital commitments to our joint ventures;
●	repay debt, if any;
●	buy out interests of any co-venturers or other partners in any joint venture in which we are a party;
●	create working capital reserves; and/or
●	make repairs, maintenance, tenant improvements or other capital improvements or expenditures to our remaining properties.

Our ability to sell our properties may also be limited by our need to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of property characterized as held for sale to customers in the ordinary course of business. In order to ensure that we avoid such characterization, we may be required to hold our properties for the production of rental income for a minimum period of time, generally two years, and comply with certain other requirements in the Internal Revenue Code of 1986, as amended (the “Code”). As such, we could be restricted from selling a property at an opportune time to maximize proceeds.

Representations and warranties made by us in connection with sales of our properties may subject us to liability that could result in losses and could harm our operating results and, therefore, distributions we make to our stockholders.

When we sell a property, we may be required to make representations and warranties regarding the property and other customary items. In the event of a breach of such representations or warranties, the purchaser of the property may have claims for damages against us, rights to indemnification from us or otherwise have remedies against us. In any such case, we may incur liabilities that could result in losses and could harm our operating results and, therefore distributions we make to our stockholders.

Our investments could be adversely affected if a member of our Bluerock operating partner network performs poorly at one or more of our projects, which could adversely affect returns to our stockholders.

In general, we expect to rely on members of our operating partner network for the day-to-day management and development of our real estate investments. Members of our network are not fiduciaries to us, and generally will have limited capital invested in a project, if any. One or more members of our network may perform poorly in managing our project investments for a variety of reasons, including failure to properly adhere to budgets or properly implement the property business plan. A member of our network may also underperform for strategic reasons related to projects or assets that the partner is involved in with a Bluerock affiliate but not our company. If a member of our network does not perform well, we may not be able to ameliorate the adverse effects of poor performance by terminating the partner and finding a replacement partner to manage our projects in a timely manner. In such an instance, the returns to our stockholders could be adversely affected.

Actions of our joint venture partners could subject us to liabilities in excess of those contemplated or prevent us from taking actions which are in the best interests of our stockholders, which could result in lower investment returns to our stockholders.

We have entered into, and in the future intend to enter into, joint ventures, including with members of our operating partner network, to acquire or improve properties. We may also purchase properties in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

●	joint venturers may share certain approval rights over major decisions and reduce our flexibility to maximize project values or limit property costs;

●	that such co-venturer, co-owner or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals, including inconsistent goals relating to the timing of the sale of properties held in the joint ventures and/or the timing of termination or liquidation of the joint ventures;
●	the possibility that our co-venturer, co-owner or partner in an investment might become insolvent or bankrupt and thus be unable to fulfill its financial obligations to us in that investment;
●	the possibility that we may incur liabilities as a result of an action or omission taken by our co-venturer, co-owner or partner;
●	that such co-venturer, co-owner or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT;
●	disputes between us and our joint venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable joint venture to additional risk; or
●	under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached which might have a negative influence on the joint venture.

These events might subject us to costs or liabilities in excess of those contemplated and thus reduce your investment returns. If we have a right of first refusal or buy/sell right to buy out a co-venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it might not otherwise be in our best interest to do so. If our ownership interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Finally, we may not be able to sell our interest in a joint venture if or when we desire to exit the venture.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we are subject to registration under the Investment Company Act, we will not be able to continue our business.

Neither we, nor our Operating Partnership, nor any of our subsidiaries intend to register as an investment company under the Investment Company Act. We are organized as a holding company that conducts its businesses primarily through the Operating Partnership, which in turn is a holding company conducting its business through its subsidiaries. We expect that our Operating Partnership’s and subsidiaries’ investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the Investment Company Act. In order to maintain an exemption from regulation under the Investment Company Act, we intend to engage, through our Operating Partnership and our wholly and majority owned subsidiaries, primarily in the business of buying real estate, and qualifying real estate investments must be made within a year after cash is received by us. If we are unable to invest a significant portion of cash proceeds in properties within one year of receipt, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to stockholders and possibly lower your returns.

We expect that most of our assets will continue to be held through wholly owned or majority owned subsidiaries of our Operating Partnership. We expect that most of these subsidiaries will be outside the definition of an investment company under Section 3(a)(1) of the Investment Company Act as they are generally expected to hold at least 60% of their assets in real property or in entities that they manage or co-manage that own real property. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. We believe that neither we nor the Operating Partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor the Operating Partnership will engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority owned subsidiaries, we and the Operating Partnership will be primarily engaged in the non-investment company businesses of these subsidiaries.

Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. We believe that we, our Operating Partnership and most of the subsidiaries of our Operating Partnership will not fall within this definition of investment company as we invest primarily in real property, through our wholly or majority owned subsidiaries, the majority of which we expect to have at least 60% of their assets in real property or in entities that they manage or co-manage that own real property. Both we and our Operating Partnership intend to conduct our operations so that they comply with the 40% test. We will monitor our holdings to ensure continuing and ongoing compliance with this test.

In the event that the value of investment securities held by the subsidiaries of our Operating Partnership were to exceed 40%, we expect our subsidiaries to be able to rely on the exclusion from the definition of “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires each of our subsidiaries relying on this exception to invest at least 55% of its portfolio in “mortgage and other liens on and interests in real estate,” which we refer to as “qualifying real estate assets” and maintain at least 70% to 90% of its assets in qualifying real estate assets or other real estate-related assets. The remaining 20% of the portfolio can consist of miscellaneous assets.

What we buy and sell is therefore limited to these criteria. How we determine to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action letters issued by the SEC staff in the past and other SEC interpretive guidance. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain joint venture investments may not constitute qualifying real estate assets and therefore investments in these types of assets may be limited. No assurance can be given that the SEC will concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the SEC may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

In the event that we, or our Operating Partnership, were to acquire assets that could make either entity fall within the definition of investment company under Section 3(a)(1) of the Investment Company Act, we believe that we would still qualify for an exclusion from registration pursuant to Section 3(c)(6). Section 3(c)(6) excludes from the definition of investment company any company primarily engaged, directly or through majority owned subsidiaries, in one or more of certain specified businesses. These specified businesses include the real estate business described in Section 3(c)(5)(C) of the Investment Company Act. It also excludes from the definition of investment company any company primarily engaged, directly or through majority owned subsidiaries, in one or more of such specified businesses from which at least 25% of such company’s gross income during its last fiscal year is derived, together with any additional business or businesses other than investing, reinvesting, owning, holding, or trading in securities. Although the SEC staff has issued little interpretive guidance with respect to Section 3(c)(6), we believe that we and our Operating Partnership may rely on Section 3(c)(6) if 55% of the assets of our Operating Partnership consist of, and at least 55% of the income of our Operating Partnership is derived from, qualifying real estate assets owned by wholly owned or majority owned subsidiaries of our Operating Partnership.

In addition, we believe that the nature of our assets and the sources of our income exclude us from the definition of an investment company pursuant to Rule 3a-1 under the Investment Company Act. Rule 3a-1 provides an exclusion from registration as an investment company if an issuer meets both an asset and an income test and is not otherwise primarily engaged in an investment company business by, among other things, holding itself out to the public as such or by taking controlling interests in companies with a view to realizing profits through subsequent sales of these interests. Generally, an issuer satisfies the asset test of Rule 3a - 1 if it has no more than 45% of the value of its total assets (exclusive of U.S. government securities and cash items) in the form of securities other than interests in majority owned subsidiaries and companies which it primarily controls. A company satisfies the income test of Rule 3a-1 if it has derived no more than 45% of its net income after taxes for its last four fiscal quarters combined from securities other than interests in majority owned subsidiaries and primarily controlled companies through which it engages primarily in a business other than investing in securities. We believe that as long as we control more than 25% of the voting power, which control is greater than any other person’s, of our Operating Partnership we may rely on Rule 3a-1.

To ensure that neither we, nor our Operating Partnership nor subsidiaries are required to register as an investment company, each entity may be unable to sell assets they would otherwise want to sell and may need to sell assets they would otherwise wish to retain. In addition, we, our Operating Partnership or our subsidiaries may be required to acquire additional income or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. Although we, our Operating Partnership and our subsidiaries intend to monitor our respective portfolios periodically and prior to each acquisition or disposition, any of these entities may not be able to maintain an exclusion from registration as an investment company. If we, our Operating Partnership or our subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity. In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.

If we or the Operating Partnership are required to register as an investment company under the Investment Company Act, the additional expenses and operational limitations associated with such registration may reduce your investment return or impair our ability to conduct our business as planned.

If we become an investment company or are otherwise required to register as an investment company, we might be required to revise some of our current policies, or substantially restructure our business, to comply with the Investment Company Act. This would likely require us to incur the expense and delay of holding a stockholder meeting to vote on proposals for such changes. Further, if we were required to register as an investment company, but failed to do so, we would be prohibited from engaging in our business, criminal and civil actions could be brought against us, some of our contracts might be unenforceable, unless a court were to direct enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Our internal control over financial reporting may not be effective, which could adversely affect our reputation, results of operations and stock price.

The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting. Internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements because of its inherent limitations. These limitations include the possibility of human error, inadequacy or circumvention of internal controls and fraud. If we do not attain and maintain effective internal control over financial reporting or implement controls sufficient to provide reasonable assurance with respect to the preparation and fair presentation of our financial statements, we could be unable to file accurate financial reports on a timely basis, and our reputation, results of operations and stock price could be materially adversely affected.

We have limited sources of capital other than proceeds from future mortgage debt financings for acquisition and/or development projects, cash generated from operating activities, our $150 million revolving credit facility, and the net proceeds of offerings of our securities.

We have limited sources of capital other than proceeds from future mortgage debt financings for acquisition and/or development projects, cash generated from operating activities, our $150 million revolving credit facility, and the net proceeds of offerings of our securities to meet our primary liquidity requirements. As a result, we may not be able to pay our liabilities and obligations when they come due other than with the net proceeds of an offering. Depending on business conditions at the time we might not be able to effectuate an offering, which in either case may limit our ability to implement our business plan.

You will have limited control over changes in our policies and day-to-day operations, which limited control increases the uncertainty and risks you face as a stockholder. In addition, our Board may change our major operational policies without your approval.

Our Board determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our Board may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law (the “MGCL”) and our charter, our stockholders have a right to vote only on limited matters.

Our Manager will be responsible for the day-to-day operations of our company and the selection and management of investments and has broad discretion over the use of proceeds from offerings of our securities. Accordingly, you should not purchase our securities unless you are willing to entrust all aspects of the day-to-day management and the selection and management of investments to our Manager, who will manage our company in accordance with the Management Agreement. In addition, our Manager may retain independent contractors to provide various services for our company, and you should note that such contractors will have no fiduciary duty to you or the other stockholders and may not perform as expected or desired.

In addition, while any applicable prospectus or prospectus supplement outlines our investment policies and generally describes our target portfolio, our Board may make adjustments to these policies based on, among other things, prevailing real estate market conditions and the availability of attractive investment opportunities. While we have no current intention of changing our investment policies, we may not forego an attractive investment merely because it does not fit within our targeted asset class or portfolio composition. We may use the proceeds of an offering to purchase or invest in any type of real estate which we determine is in the best interest of our stockholders. As such, our actual portfolio composition may vary substantially from the target portfolio described in the applicable prospectus or prospectus supplement.

Our Manager will manage our portfolio pursuant to very broad investment guidelines approved by our Board, which does not approve each investment and financing decision made by our management unless required by our investment guidelines.

Our Manager will be authorized to follow very broad investment guidelines established by our Board. Our Board will periodically review our investment guidelines and our portfolio of assets but will not, and will not be required to, review all of our proposed investments, except in limited circumstances as set forth in our investment guidelines. In addition, in conducting periodic reviews, our Board may rely primarily on information provided to them by our Manager. Furthermore, transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our Board. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of assets in which to invest on our behalf, including making investments that may result in returns that are substantially below expectations or result in losses, which would materially and adversely affect our business and results of operations, or may otherwise not be in the best interests of our stockholders.

We are highly dependent on information systems and therefore systems failures, cybersecurity incidents or other technology disruptions could negatively impact our business.

Our operations are highly dependent upon our information systems that support our business processes, including marketing, leasing, resident and vendor communication, property management and work order processing, finance and intracompany communications throughout our operations. Certain critical components of our information systems are dependent upon third-party providers and a significant portion of our business operations are conducted over the internet. These systems and websites require access to telecommunications or the internet, each of which is subject to system security risks, cybersecurity breaches, outages, and other risks. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack, or a circumstance that disrupted access to telecommunications, the internet or operations at our third-party providers, including viruses or experienced computer programmers that could penetrate network security defenses and cause system failures and disruptions of operations. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, maintain the security and integrity of our information technology networks and related systems, and manage the risk of a security breach or disruption, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations, business relationships or confidential information will not be negatively impacted by such an incident. In addition, while we believe we utilize appropriate duplication and back-up procedures, a significant outage in telecommunications, the internet or at our third-party providers could nonetheless negatively impact our operations.

Our third-party service providers are primarily responsible for the security of their own information technology environments and in certain instances, we rely significantly on third-party service providers to supply and store our sensitive data in a secure manner. All such third-party vendors face risks relating to cybersecurity similar to ours which could disrupt their businesses and therefore adversely impact us. While we provide guidance and specific requirements in some cases, we do not directly control any of such parties’ information technology security operations, or the amount of investment they place in guarding against cybersecurity threats. Accordingly, we are subject to any flaws in or breaches to their information technology systems or those which they operate for us.

Although no material incidents have occurred to date, we cannot be certain that our security efforts and measures will be effective or that our financial results will not be negatively impacted by such an incident should one occur.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. In the ordinary course of our business we acquire and store sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our prospective and current residents, our employees and third-party service providers in our offices and on our networks and website and on third-party vendor networks. We may share some of this information with vendors who assist us with certain aspects of our business. The secure processing and maintenance of this information is critical to our operations and business and growth strategies. Despite our security measures and those of our third-party vendors, our information technology and such infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, and thus could have a material adverse impact on our business, financial condition or results of operations. In addition, a security breach could require that we expend significant additional resources to enhance our information security systems and could result in a disruption to our operations.

Conflicts of interest may exist or could arise in the future with our Operating Partnership and its limited partners, which may impede business decisions that could benefit our stockholders.

Conflicts of interest may exist or could arise as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any member thereof, on the other. Our directors and officers have duties to our company and our stockholders under applicable Maryland law in connection with their management of our company. At the same time, we, as general partner of our Operating Partnership, have fiduciary duties to our Operating Partnership and to its limited partners under Delaware law in connection with the management of our Operating Partnership. Our duties to our Operating Partnership and its limited partners as the general partner may come into conflict with the duties of our directors and officers under Maryland law. These conflicts may be resolved in a manner that is not in the best interest of our stockholders.

Conflicts of interest exist between our interests and the interests of our Manager and its affiliates.

Examples of these potential conflicts of interest include:

●	The possibility that certain of our officers and their respective affiliates will face conflicts of interest; and
●	The possibility that the competing demands for the time of certain of our officers may result in them spending insufficient time on our business, which may result in our missing investment opportunities or having less efficient operations, which could reduce our profitability and result in lower distributions to you.

Any of these and other conflicts of interest could have a material adverse effect on the returns on our investments, our ability to make distributions to stockholders and the trading price of our stock.

The ownership by our executive officers of interests representing a significant portion of our common stock on a fully diluted basis could allow our executive officers to exert significant influence over our company in a manner that may not be in the best interests of our other stockholders.

As of October 6, 2022, our executive officers beneficially owned interests representing approximately 66% of the total economic interest in our Class A common stock and Class C common stock on a fully diluted basis, where “on a fully diluted basis” assumes that all outstanding OP Units, C-OP Units (as defined in the Partnership Agreement), LTIP Units and C-LTIP Units (as defined in the Partnership Agreement), whether vested or unvested, in each case are ultimately settled for shares of our common stock. In addition, as of December 31, 2022, the aggregate voting power of our executive officers represented approximately 9.6% of the total voting power of our outstanding Class A common stock and Class C common stock. As a result of our executive officers’ significant ownership in our company, our executive officers will have significant influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including with respect to matters submitted to our stockholders for approval such as the election of directors and any merger, consolidation or sale of all or substantially all of our assets. Our executive officers may have interests that differ from our other stockholders, and may accordingly vote in ways that may not be consistent with the interests of those other stockholders.

Our executive officers will have competing demands on their time and attention.

Our executive officers have competing demands on their respective time and attention, principally with respect to the provision of services to affiliates of our Manager. Our executive officers are permitted to devote time to certain outside activities, so long as those duties and activities do not unreasonably interfere with the performance of their respective duties.

We may use mortgage and other debt financing to acquire properties or interests in properties.

We may use mortgage and other debt financing to acquire properties or interests in properties and otherwise incur other indebtedness, which increases our expenses and could subject us to the risk of losing properties in foreclosure if our cash flow is insufficient to make loan payments.

We are permitted to acquire real properties and other real estate-related investments, including entity acquisitions, by assuming either existing financing secured by the asset or by borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our assets to obtain funds to acquire additional investments or to pay distributions to our stockholders. We also may borrow funds if necessary to satisfy the requirement that we distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to our stockholders annually, or otherwise as is necessary or advisable to assure that we qualify and maintain our qualification as a REIT for U.S. federal income tax purposes.

There is no limit on the amount we may invest in any single property or other asset or on the amount we can borrow to purchase any individual property or other investment. If we mortgage a property and have insufficient cash flow to service the debt, we risk an event of default which may result in our lenders foreclosing on the properties securing the mortgage.

If we cannot repay or refinance loans incurred to purchase our properties, or interests therein, then we may lose our interests in the properties secured by the loans we are unable to repay or refinance.

High levels of debt or increases in interest rates could increase the amount of any future loan payments, which could reduce the cash available for distribution to stockholders.

Our policies do not limit us from incurring debt. For purposes of calculating our leverage, we include our consolidated real estate investments, include our preferred equity and loan investments at cost, include assets we have classified as held for sale, and include any joint venture level indebtedness in our total indebtedness.

Higher debt levels will cause us to incur higher interest charges, resulting in higher debt service payments, and may be accompanied by restrictive covenants. Interest we pay reduces cash available for distribution to stockholders. Additionally, with respect to our variable rate debt, increases in interest rates increase our interest costs, which reduces our cash flow and our ability to make distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments and could result in a loss. In addition, if we are unable to service our debt payments, our lenders may foreclose on our interests in the real property that secures the loans we have entered into.

Our future variable rate debt may bear interest at a rate derived from SOFR. SOFR is a relatively new reference rate. The publication of SOFR began in April 2018, and, therefore, it has a very limited history. The future performance of SOFR cannot be predicted based on the limited historical performance. Since the initial publication of SOFR, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates, such as United States dollar LIBOR. Additionally, any successor rate to SOFR may not have the same characteristics as SOFR or LIBOR. As a result, the amount of interest we may pay on future variable rate debt indexed to SOFR is difficult to predict.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flow from operations and the amount of cash distributions we can make.

To qualify and maintain our qualification as a REIT, we will be required to distribute at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders in each taxable year, and thus our ability to retain internally generated cash is limited. Accordingly, our ability to acquire properties or to make capital improvements to or remodel properties will depend on our ability to obtain debt or equity financing from third parties or the sellers of properties. If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance properties. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise capital by issuing more stock or borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to you.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or impose other limitations. These or other limitations may limit our flexibility and prevent us from achieving our operating plans.

If mortgage debt is unavailable at reasonable rates, it may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flows from operations and the amount of cash distributions we can make.

If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. As such, we may find it difficult, costly or impossible to refinance indebtedness that is maturing. If any of these events occur, our interest cost would increase as a result, which would reduce our cash flow. This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise capital by issuing more stock or borrowing more money. If we are unable to refinance maturing indebtedness with respect to a particular property and are unable to pay the same, then the lender may foreclose on such property.

Volatility in the commercial mortgage-backed securities market could impact the pricing of secured debt.

Volatility in the commercial mortgage-backed securities market could result in the following adverse effects on our incurrence of secured debt, which could have a materially negative impact on our financial condition, results of operations, cash flow and cash available for distribution:

●	higher loan spreads;
●	tighter loan covenants;
●	reduced loan-to-value ratios and resulting borrower proceeds; and
●	higher amortization and reserve requirements.

Some of our mortgage loans may have “due-on-sale” provisions, which may impact the manner in which we acquire, sell and/or finance our properties.

We may obtain financing with “due-on-sale” and/or “due-on-encumbrance” clauses when financing our properties. Due-on-sale clauses in mortgages allow a mortgage lender to demand full repayment of the mortgage loan if the borrower sells the mortgaged property. Similarly, due-on-encumbrance clauses allow a mortgage lender to demand full repayment if the borrower uses the real estate securing the mortgage loan as security for another loan. In such event, we may be required to sell our properties on an all-cash basis, which may make it more difficult to sell the property or reduce the selling price.

Lenders may be able to recover against our other properties under our mortgage loans.

In financing our property acquisitions, we will seek to obtain secured nonrecourse loans. However, only recourse financing may be available, in which event, in addition to the property securing the loan, the lender would have the ability to look to our other assets for satisfaction of the debt if the proceeds from the sale or other disposition of the property securing the loan are insufficient to fully repay it. Also, in order to facilitate the sale of a property, we may allow the buyer to purchase the property subject to an existing loan whereby we remain responsible for the debt.

If we are required to make payments under any “bad boy” carve-out guaranties that we may provide in connection with certain mortgages and related loans, our business and financial results could be materially adversely affected.

In obtaining certain nonrecourse loans, we may provide standard carve-out guaranties. These guaranties are only applicable if and when the borrower directly, or indirectly through agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or restricted (commonly referred to as “bad boy” guaranties). Although we believe that “bad boy” carve-out guaranties are not guaranties of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond the borrower’s control, some lenders in the real estate industry have recently sought to make claims for payment under such guaranties. In the event such a claim were made against us under a “bad boy” carve-out guaranty following a foreclosure, and such claim were successful, our business and financial results could be materially adversely affected.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We may finance our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

To hedge against interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective, may reduce the overall returns on your investment and may expose us to the credit risk of counterparties.

To the extent consistent with qualifying and maintaining our qualification as a REIT, we may use derivative financial instruments to hedge exposures to interest rate fluctuations on loans secured by our assets and investments in collateralized mortgage-backed securities. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.

To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to financing, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.

Complying with REIT requirements may limit our ability to hedge risk effectively.

We must satisfy two gross income tests annually to qualify and maintain our qualification as a REIT. First, at least 75% of our gross income for each taxable year must consist of defined types of income that we derive, directly or indirectly, from investments relating to real property or mortgages on real property or qualified temporary investment income (the “75% Gross Income Test”). Second, at least 95% of our gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% Gross Income Test, other types of interest and dividends, gain from the sale or disposition of shares or securities, or any combination of these (the “95% Gross Income Test”).

These and other REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations. From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging transactions may include entering into interest rate swaps, caps and floors, options to purchase these items, and futures and forward contracts. Any income or gain derived by us from transactions that hedge certain risks, such as the risk of changes in interest rates, will not be treated as gross income for purposes of either the 75% Gross Income Test or the 95% Gross Income Test if specific requirements are met. Such requirements include that the hedging transaction be properly identified within prescribed time periods and that the transaction either (1) hedge risks associated with indebtedness issued by us that is incurred to acquire or carry real estate assets, (2) manage the risks of currency fluctuations with respect to income or gain that qualifies under the 75% Gross Income Test or 95% Gross Income Test (or assets that generate such income), or (3) offset a transaction described in (1) or (2) if a portion of the hedge indebtedness is extinguished or the related property disposed of. To the extent that we do not properly identify such transactions as hedges, hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions is not likely to be treated as qualifying income for purposes of the 75% Gross Income Test and the 95% Gross Income Test. As a result of these rules, we may have to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

You may not receive any profits resulting from the sale of one of our properties, or receive such profits in a timely manner, because we may provide financing for the purchaser of such property.

If we liquidate our company, you may experience a delay before receiving your share of the proceeds of such liquidation. In a forced or voluntary liquidation, we may sell our properties either subject to or upon the assumption of any then-outstanding mortgage debt or, alternatively, may provide financing to purchasers. We may take a purchase-money obligation secured by a mortgage as partial payment. We do not have any limitations or restrictions on our taking such purchase-money obligations. To the extent that we receive promissory notes or other property instead of cash from sales, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In certain cases, we may receive initial down payments in the year of sale in an amount less than the selling price and subsequent payments may be spread over a number of years. In such cases, you may experience a delay in the distribution of the proceeds of a sale until such time.

We are subject to increasing scrutiny from investors with respect to the social and environmental impact of our business, which may adversely impact our business and ability to raise capital from such investors.

In recent years, certain investors have placed increasing importance on the implications of our business with respect to Environmental, Social, and Governance (“ESG”) matters. Investors’ increased focus and activism related to ESG and similar matters may constrain our business operations. In addition, investors may decide to refrain from investing in us as a result of their assessment of our approach to and consideration of the ESG factors.

Risks Related to Our Management and Relationships with Our Manager

We are dependent on our Manager and its key personnel for our success.

We will be externally advised by our Manager and, pursuant to the Management Agreement, our Manager will not be obligated to dedicate any specific personnel exclusively to us, nor will its personnel be obligated to dedicate any specific portion of their time to the management of our business. As a result, we cannot provide any assurances regarding the amount of time our Manager will dedicate to the management of our business. Moreover, each of our officers will also be an employee of our Manager or one of its affiliates, and will have significant responsibilities for other investment vehicles currently managed by Bluerock affiliates, and may not always be able to devote sufficient time to the management of our business. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed.

In addition, we offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager’s principals and professionals. The initial term of our Management Agreement with our Manager extends until October 6, 2023 (the first anniversary of the Distribution Date), with automatic one-year renewals thereafter, and may be terminated earlier under certain circumstances. If the Management Agreement is terminated or not renewed and no suitable replacement is found to manage us, we may not be able to execute our business plan, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

Our Manager may not be successful in identifying and consummating suitable investment opportunities.

Our investment strategy will require us, through our Manager, to identify suitable investment opportunities compatible with our investment criteria. Our Manager may not be successful in identifying suitable opportunities that meet our criteria or in consummating investments, including those identified as part of our investment pipeline, on satisfactory terms or at all. Our ability to make investments on favorable terms may be constrained by several factors including, but not limited to, competition from other investors with significant capital, including other publicly-traded REITs and institutional investment funds, which may significantly increase investment costs; and/or the inability to finance an investment on favorable terms or at all. The failure to identify or consummate investments on satisfactory terms, or at all, may impede our growth and negatively affect our cash available for distribution to our stockholders.

The inability of our Manager to retain or obtain key personnel could delay or hinder implementation of our investment strategies, which could impair our ability to make distributions and could reduce the value of your investment.

Our Manager will be obligated to supply us with substantially all of our senior management team, including our chief executive officer, president, chief accounting officer and chief operating officer. Subject to investment, leverage and other guidelines or policies adopted by our Board, our Manager will have significant discretion regarding the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success will depend significantly upon the experience, skill, resources, relationships and contacts of the senior officers and key personnel of our Manager and its affiliates. In particular, our success depends to a significant degree upon the contributions of Messrs. Kamfar, Ruddy, MacDonald, Babb, Vohs, DiFranco and Emala, all of whom are senior officers of our Manager. We will not have employment agreements with any of these key personnel and do not have key man life insurance on any of them. If any of Messrs. Kamfar, Ruddy, MacDonald, Babb, Vohs, DiFranco and Emala were to cease their affiliation with us or our Manager, our Manager may be unable to find suitable replacements, and our operating results could suffer. We believe that our future success will depend, in large part, upon our Manager’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for highly skilled personnel is intense, and our Manager may be unsuccessful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of highly skilled personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

Our Manager’s limited operating history makes it difficult for you to evaluate this investment.

Our Manager has limited operating history and may not be able to successfully operate our business or achieve our investment objectives. We may not be able to conduct our business as described in our plan of operation.

Non-renewal of the Management Agreement, even for poor performance, could be difficult and costly, including as a result of termination fees, and may cause us to be unable to execute our business plan.

Non-renewal of the Management Agreement without cause, even for poor performance, could be difficult and costly. We may decline to renew the Management Agreement without cause upon the affirmative vote of at least two-thirds of our independent directors that (1) there has been unsatisfactory performance by our Manager that is materially detrimental to us or (2) the Base Management Fee and Incentive Fee (each as defined in the Management Agreement) payable to our Manager are not, taken as a whole, in accordance with then-current market rates charged by asset management companies rendering services similar to those rendered by our Manager, subject to our Manager’s right to prevent such non-renewal by accepting a reduction of the fees agreed to by at least two-thirds of our independent directors. In such a case of non-renewal, our Manager will be paid a termination fee equal to 3.00 times the sum of the Base Management Fee and Incentive Fee earned, in each case, by our Manager during the 12-month period immediately preceding such non-renewal, calculated as of the end of the most recently completed fiscal quarter before the date of non-renewal. These provisions may substantially restrict our ability to not to renew the Management Agreement and would cause us to incur substantial costs in connection with such a non-renewal. Furthermore, in the event that our Management Agreement is not renewed, and we are unable to identify a suitable replacement to manage us, our ability to execute our business plan could be adversely affected.

Because we will be dependent upon our Manager and its affiliates to conduct our operations, any adverse changes in the financial health of our Manager or its affiliates or our relationship with them could hinder our operating performance and the return on your investment.

We will be dependent on our Manager and its affiliates to manage our operations and acquire and manage our portfolio of real estate assets. Under the direction of our Board, and subject to our investment guidelines, our Manager will make all decisions with respect to the management of our company. Our Manager will depend upon the fees and other compensation that it receives from us in connection with managing our company to conduct its operations. Any adverse changes in the financial condition of our Manager or its affiliates, or our relationship with our Manager, could hinder its ability to successfully manage our operations and our portfolio of investments, which would adversely affect us and our stockholders.

Our Board will approve very broad investment guidelines for our Manager and will not approve each investment and financing decision made by our Manager unless required by our investment guidelines.

Our Manager will be authorized to follow very broad investment guidelines established by our Board. Our Board will periodically review our investment guidelines and our portfolio of assets but will not, and will not be required to, review all of our proposed investments, except in limited circumstances as set forth in our investment guidelines. In addition, in conducting periodic reviews, our Board may rely primarily on information provided to it by our Manager. Furthermore, transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our Board. Our Manager will have great latitude within the broad parameters of our investment guidelines in determining the types and amounts of assets in which to invest on our behalf, including making investments that may result in returns that are substantially below expectations or result in losses, which would materially and adversely affect our business and results of operations, or may otherwise not be in the best interests of our stockholders.

The Management Agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

Our executive officers, including one of our five directors, are executives of our Manager or its affiliates. Although the Bluerock Residential board of directors received an opinion from Robert A. Stanger & Company, Inc. that the terms of the Management Agreement are fair, from a financial point of view, to us, and after consideration of this opinion and other documents and presentations, the non-management directors authorized us to enter into the Management Agreement, the Management Agreement was negotiated between related parties and its terms, including fees payable to our Manager, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the Management Agreement because of our desire to maintain our ongoing relationship with Bluerock and its affiliates.

We may have conflicts of interest with our Manager and other affiliates, which could result in investment decisions that are not in the best interests of our stockholders.

There will be numerous conflicts of interest between our interests and the interests of our Manager, Bluerock and their respective affiliates, including conflicts arising out of allocation of personnel to our activities, allocation of investment opportunities between us and investment vehicles affiliated with Bluerock, purchase or sale of apartment properties, including from or to Bluerock or its affiliates and fee arrangements with our Manager that might induce our Manager to make investment decisions that are not in our best interests. Examples of these potential conflicts of interest include:

●	Competition for the time and services of personnel that work for us and our affiliates;
●	Compensation payable by us to our Manager and its affiliates for their various services, which may not be on market terms and is payable, in some cases, whether or not our stockholders receive distributions;
●	The possibility that our Manager, its officers and their respective affiliates will face conflicts of interest relating to the purchase and leasing of properties and that such conflicts may not be resolved in our favor, thus potentially limiting our investment opportunities, impairing our ability to make distributions and adversely affecting the trading price of our stock;
●	The possibility that if we acquire properties from Bluerock or its affiliates, the price may be higher than we would pay if the transaction were the result of arm’s-length negotiations with a third party;
●	The possibility that our Manager will face conflicts of interest caused by its indirect ownership by Bluerock, some of whose officers are also our officers and one of whom is a director of ours, resulting in actions that may not be in the long-term best interests of our stockholders;
●	Our Manager will have considerable discretion with respect to the terms and timing of our acquisition, disposition and leasing transactions, and the Incentive Fee payable by us to our Manager will be determined based on AFFO (as defined in the Management Agreement), which may create an incentive for our Manager to make investments that are risky or more speculative than would otherwise be in our best interests;
●	The possibility that we may acquire or merge with our Manager, resulting in an internalization of our management functions; and

●	The possibility that the competing demands for the time of our Manager, its affiliates and our officers may result in them spending insufficient time on our business, which may result in our missing investment opportunities or having less efficient operations, which could reduce our profitability and result in lower distributions to you.

The Incentive Fee we pay our Manager may induce it to make riskier investments, which could adversely affect our financial condition, results of operations and the trading price of our stock.

The Incentive Fee payable by us to our Manager will be determined based on AFFO, which may create an incentive for our Manager to make investments that are risky or more speculative than would otherwise be in our best interests. In evaluating investments and other management strategies, the incentive fee structure may lead our Manager to place undue emphasis on the maximization of AFFO at the expense of other criteria, such as preservation of capital, in order to increase the Incentive Fee. Investments with higher yields generally have higher risk of loss than investments with lower yields, and could result in higher investment losses, particularly during cyclical economic downturns, which could adversely affect the trading price of our stock.

We may be obligated to pay our Manager quarterly Incentive Fees even if we incur a net loss during a particular quarter and our Manager will receive a Base Management Fee regardless of the performance of our portfolio.

Our Manager will be entitled to a quarterly Incentive Fee based on our pre-Incentive Fee AFFO, which will reward our Manager if our quarterly AFFO exceeds an 8% hurdle on our adjusted stockholders’ equity. Our AFFO for a particular quarter will exclude the effect of any unrealized gains, losses or other items during that quarter that do not affect realized net income, even if these adjustments result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Manager an Incentive Fee for a fiscal quarter even if we incur a net loss for that quarter as determined in accordance with GAAP. In addition, our Manager will be entitled to receive a Base Management Fee based on a percentage of stockholders’ equity, regardless of our performance or its performance in managing our business. Our Manager will also receive reimbursement of expenses and fees incurred directly on our behalf regardless of its or our performance. As a result, even if our Manager does not identify profitable investment opportunities for us, it will still receive material compensation from us. This compensation structure may reduce our Manager’s incentive to devote time and effort to seeking profitable opportunities for our portfolio.

If we acquire properties from affiliates of our Manager, the price may be higher than we would pay if the transaction were the result of arm’s-length negotiations.

We may acquire properties or investments from Bluerock, our Manager, directors or officers, or their respective affiliates. The prices we pay for such properties will not be the subject of arm’s-length negotiations, which means that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we expect to use an independent third-party appraiser to determine fair market value when acquiring properties from our Manager and its affiliates, we may pay more for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders.

If we internalize our management functions, we could incur other significant costs associated with being self-managed.

At any time, our Board may, but is not obligated to, pursue the internalization of the functions performed for us by our Manager through the acquisition of our Manager or similar transaction through which we would bring onboard our Manager’s management team. The method by which we could internalize these functions could take many forms, and may require agreement with the Manager. While we believe that there may be substantial benefits to internalization of management functions at the appropriate time, there is no assurance that internalization will be beneficial to us and our stockholders, and internalizing our management functions could reduce earnings per share and funds from operation per share. For example, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our Manager or its affiliates. Internalization transactions involving the internalization of managers affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in properties or other investments to pay distributions. All these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

Risks Related to an Investment in a Newly Formed Company

Prior to consummation of the Separation, the Distribution and the Spin-Off, we had no operating history as an independent company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

Our historical financial information included in this Annual Report on Form 10-K is derived from the combined consolidated financial statements and accounting records of Bluerock Residential. Accordingly, the historical financial information included in this Annual Report on Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented, or those that we will achieve in the future. Factors which could cause our results to materially differ from those reflected in such historical financial information and which may materially and adversely impact our ability to achieve similar results in the future may include, but are not limited to, the following:

●	the financial results in this Annual Report on Form 10-K do not reflect all the expenses we will incur as a public company;
●	prior to the Separation and the Distribution, portions of our business were operated by Bluerock Residential and as part of its corporate organization. We will need to make investments to replicate or outsource from other providers certain facilities, systems, infrastructure and personnel to which we no longer have access after the Distribution, which will be costly;
●	we are unable to use Bluerock Residential’s economies of scope and scale in procuring various services and in maintaining vendor and tenant relationships. Likewise it may be more difficult for us to attract and retain desired tenants. This could have a material adverse effect on our business, financial condition and results of operations;
●	prior to the Separation and the Distribution, the working capital requirements and capital for general corporate purposes, including acquisitions, development, and capital expenditures, relative to the assets we acquired in the Separation, were satisfied as part of the corporation-wide cash management policies of Bluerock Residential. Following the Distribution, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may not be on terms as favorable as those obtained by Bluerock Residential, and the cost of capital for our business may be higher than Bluerock Residential’s cost of capital prior to the Separation and the Distribution, which may have a material adverse effect on our business, financial condition and results of operations; and
●	our cost structure, management, financing and business operations are significantly different from that of Bluerock Residential as a result of our operating as an independent public company. These changes will result in increased costs on a comparable basis focused on assets under management, including, but not limited to, legal, accounting, compliance and other costs associated with being a public company with equity securities traded on the NYSE American.

Other significant changes may occur in our cost structure, management, financing and business operations as a result of our status as an independent company. For additional information about the past financial performance of our business assets and the basis of presentation of the historical combined financial statements, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

Bluerock Residential may fail to perform under various transaction agreements executed as part of the Separation, or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.

In connection with the Separation and prior to the Distribution, we, Bluerock Residential, and certain other parties entered into the Separation and Distribution Agreement and various other agreements, including the Tax Matters Agreement. The Separation and Distribution Agreement and the Tax Matters Agreement, together with the documents and agreements by which the internal reorganization was effected, determined the allocation of assets and liabilities between the companies following the Separation for those respective areas and included indemnifications related to liabilities and obligations. We will rely on Bluerock Residential to satisfy its performance and payment obligations under these agreements. If Bluerock Residential is unable or unwilling to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties and/or losses. If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services once certain transaction agreements expire, we may not be able to operate our business effectively, and our profitability may decline. We are in the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services that Bluerock Residential currently provides to us. However, we may not be successful in implementing these systems and services in a timely manner or at all, we may incur additional costs in connection with, or following, the implementation of these systems and services, and we may not be successful in transitioning data from Bluerock Residential’s systems to ours.

Potential indemnification obligations owed to Bluerock Residential pursuant to the Separation and Distribution Agreement may have a material adverse effect on our business, financial condition and results of operations.

The Separation and Distribution Agreement provides for, among other things, the principal corporate transactions required to effect the Separation and the Distribution, certain conditions to the Separation and the Distribution and provisions governing our relationship with Bluerock Residential with respect to and following the Distribution. Among other things, the Separation and Distribution Agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist related to our business activities. If we are required to indemnify Bluerock Residential under the circumstances set forth in the Separation and Distribution Agreement, we may be subject to substantial liabilities, which may have a material adverse effect on our business, financial condition and results of operations.

We may not achieve some or all of the expected benefits of the Separation and the Distribution, and the Separation and the Distribution may have a material adverse effect on our business, financial condition and results of operations.

We may not be able to achieve the full strategic and financial benefits expected to result from the Separation and the Distribution, or such benefits may be delayed due to a variety of circumstances, not all of which may be under our control. We may not achieve the anticipated benefits of the Separation and the Distribution for a variety of reasons, including, among others: (i) diversion of management’s attention from operating and growing our business; (ii) disruption of our ongoing business or inconsistencies in our services, standards, controls, procedures and policies, which could materially and adversely affect our ability to maintain relationships with tenants; (iii) increased susceptibility to market fluctuations and other adverse events following the Separation and the Distribution; and (iv) lack of diversification in our business, compared to Bluerock Residential’s businesses prior to the Separation and the Distribution. Failure to achieve some or all of the benefits expected to result from the Separation and the Distribution, or a delay in realizing such benefits, may have a material adverse effect on our business, financial condition and results of operations.

Our agreements with Bluerock Residential in connection with the Separation and the Distribution involve conflicts of interest, and we might have received better terms from unaffiliated third parties than the terms we will receive in these agreements.

Because the Separation and the Distribution involved the combination and division of certain of Bluerock Residential’s existing businesses into an independent company, we entered into certain agreements with Bluerock Residential to provide a framework for our relationship with Bluerock Residential following the Separation and the Distribution, including the Separation and Distribution Agreement and the Tax Matters Agreement. The terms of these agreements were determined while portions of our business were still owned by Bluerock Residential and were negotiated by persons who were at the time employees, officers or directors of Bluerock Residential or their subsidiaries and, accordingly, may have had conflicts of interest. For example, during the period in which the terms of those agreements were negotiated, we did not have a Board that was independent of Bluerock Residential. In addition, certain of the terms in these agreements were provided for in, and were the result of negotiations between Bluerock Residential and Badger Parent in connection with, the Merger Agreement. As a result of these factors, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties, which may have a material adverse effect on our business, financial condition and results of operations.

Pursuant to the Separation and Distribution Agreement and the Tax Matters Agreement, Bluerock Residential and Badger Holdco LLC, a Delaware limited liability company (“New LLC”), have indemnified us for certain pre-Distribution liabilities and liabilities related to the legacy Bluerock Residential assets. However, there can be no assurance that these indemnities will be sufficient to insure us against the full amount of such liabilities, or that Bluerock Residential’s or New LLC’s ability to satisfy their indemnification obligations will not be impaired in the future.

Pursuant to the Separation and Distribution Agreement and the Tax Matters Agreement, Bluerock Residential and New LLC have indemnified us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that Bluerock Residential retains, and there can be no assurance that Bluerock Residential and/or New LLC will be able to fully satisfy their indemnification obligations to us. Moreover, even if we ultimately succeed in recovering from Bluerock Residential or New LLC any amounts for which we were held liable by such third parties, any indemnification received may be insufficient to fully offset the financial impact of such liabilities, or we may be temporarily required to bear these losses while seeking recovery from Bluerock Residential and/or New LLC, which may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Offerings of our Series A Redeemable Preferred Stock

The registration statement covering the Series A Redeemable Preferred Stock has not yet been declared effective by the SEC. There can be no assurance that we will be able to commence the offering of the Series A Redeemable Preferred Stock or successfully sell the full number of shares of Series A Redeemable Preferred Stock to be registered pursuant to the registration statement.

On January 25, 2023, we filed a registration statement on Form S-11 (File No. 333-269415) with the SEC (the “January 2023 Registration Statement”).  The securities covered by the January 2023 Registration Statement include a maximum of 20,000,000 shares of 6.0% Series A Redeemable Preferred Stock (the “Series A Redeemable Preferred Stock”).  While the January 2023 Registration Statement has been filed with the SEC, as of the date of this Annual Report on Form 10-K, the January 2023 Registration Statement has not yet been declared effective by the SEC, and there are no shares of Series A Redeemable Preferred Stock issued or outstanding.  In the event the January 2023 Registration Statement is declared effective, we expect to commence an offering of the Series A Redeemable Preferred Stock at $25.00 per share, for a maximum offering amount of $500,000,000 in Series A Redeemable Preferred Stock (the “Series A Redeemable Preferred Offering”).  The Series A Redeemable Preferred Stock to be registered pursuant to the January 2023 Registration Statement may not be sold nor may offers to buy be accepted prior to the time the January 2023 Registration Statement becomes effective. Any disclosure concerning the Series A Redeemable Preferred Offering is neither an offer nor a solicitation to purchase our securities.  There can be no assurance that we will be able to commence the Series A Redeemable Preferred Offering or successfully sell the full number of shares of Series A Redeemable Preferred Stock to be registered pursuant to the January 2023 Registration Statement.

Because we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends on our Series A Redeemable Preferred Stock will depend almost entirely on the distributions we receive from our Operating Partnership. We may not be able to pay dividends regularly on our Series A Redeemable Preferred Stock.

We may not be able to pay dividends on a regular quarterly basis in the future on our Series A Redeemable Preferred Stock. We intend to contribute the entire net proceeds from any offerings of our Series A Redeemable Preferred Stock to our Operating Partnership in exchange for Series A Preferred Units that have substantially the same economic terms as the Series A Redeemable Preferred Stock. Because we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends on the Series A Redeemable Preferred Stock will depend almost entirely on payments and distributions we receive on our interests in our Operating Partnership. If our Operating Partnership fails to operate profitably and to generate sufficient cash from operations (and the operations of its subsidiaries), we may not be able to pay dividends on the Series A Redeemable Preferred Stock. Furthermore, any new shares of preferred stock on parity with any such series of preferred stock will substantially increase the cash required to continue to pay cash dividends at stated levels. Any common stock or preferred stock that may be issued in the future to finance acquisitions, upon exercise of stock options or otherwise, would have a similar effect.

Your interests in our Series A Redeemable Preferred Stock could be subordinated and/or diluted by the incurrence of additional debt, the issuance of additional shares of preferred stock and by other transactions.

As of December 31, 2022, our total mortgage indebtedness was approximately $98.2 million, and we had $55.0 million outstanding under our revolving credit facilities. We may incur significant additional debt in the future. The Series A Redeemable Preferred Stock will be subordinate to all of our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. In addition, our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series. The issuance of additional preferred stock on parity with or senior to any or all of the foregoing classes or series of preferred stock would dilute the interests of the holders of shares of preferred stock of the applicable class or series, and any issuance of preferred stock senior to the Series A Redeemable Preferred Stock or any issuance of additional indebtedness, could affect our ability to pay dividends on, redeem or pay the liquidation preference on any or all of the foregoing class or series of preferred stock. We may issue preferred stock on parity with the Series A Redeemable Preferred Stock without the consent of the holders of shares of Series A Redeemable Preferred Stock. Other than the right of holders to cause us to redeem the Series A Redeemable Preferred Stock, upon a Change of Control (as defined below), none of the provisions relating to any of the foregoing class or series of preferred stock relate to or limit our indebtedness or afford the holders of shares thereof protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of such shares.

In the event a holder of our Series A Redeemable Preferred Stock exercises their redemption option we may redeem such shares of Series A Redeemable Preferred Stock either for cash, or for shares of our Class A common stock, or any combination thereof, in our sole discretion.

If we choose to redeem shares of our Series A Redeemable Preferred Stock for Class A common stock, the holder will receive shares of our common stock and therefore be subject to the risks of ownership thereof. Ownership of shares of our Series A Redeemable Preferred Stock will not give you the rights of holders of our Class A common stock. Until and unless you receive shares of our Class A common stock upon redemption, you will have only those rights applicable to holders of our Series A Redeemable Preferred Stock.

The Series A Redeemable Preferred Stock has not been rated.

We have not sought to obtain a rating for the Series A Redeemable Preferred Stock. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such ratings or that such a rating, if issued, would not adversely affect the market price of the Series A Redeemable Preferred Stock. In addition, we may elect in the future to obtain a rating of the Series A Redeemable Preferred Stock, which could adversely impact the market price of the applicable series. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on negative outlook or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. While ratings do not reflect market prices or the suitability of a security for a particular investor, such downward revision or withdrawal of a rating could have an adverse effect on the market price of the Series A Redeemable Preferred Stock. It is also possible that the Series A Redeemable Preferred Stock will never be rated.

Dividend payments on the Series A Redeemable Preferred Stock are not guaranteed.

Although dividends on the Series A Redeemable Preferred Stock are cumulative, our Board must approve the actual payment of such distributions. Our Board can elect at any time or from time to time, and for an indefinite duration, not to pay any or all accrued distributions. Our Board could do so for any reason, and may be prohibited from doing so in the following instances:

●poor historical or projected cash flows;
●the need to make payments on our indebtedness;
●concluding that payment of distributions on any or all such series of preferred stock would cause us to breach the terms of any indebtedness or other instrument or agreement; or
●determining that the payment of distributions would violate applicable law regarding unlawful distributions to stockholders.

We intend to use the net proceeds from any offerings of the Series A Redeemable Preferred Stock to fund future investments and for other general corporate and working capital purposes, but any such offerings will not be conditioned upon the closing of pending property investments and we will have broad discretion to determine alternative uses of proceeds.

We intend to use a portion of the net proceeds from any offerings of our Series A Redeemable Preferred Stock to fund future investments and for other general corporate and working capital purposes. However, any such offerings will not be conditioned upon the closing of definitive agreements to acquire or invest in any properties. We will have broad discretion in the application of the net proceeds from such offerings, and holders of our Series A Redeemable Preferred Stock will not have the opportunity as part of their investment decision to assess whether the net proceeds are being used appropriately. Because of the number and variability of factors that will determine our use of the net proceeds from such offerings, their ultimate use may vary substantially from their currently intended use, and result in investments that are not accretive to our results from operations.

If we are required to make payments under any “bad boy” carve-out guaranties, recourse guaranties, and completion guaranties that we may provide in connection with certain mortgages and related loans in connection with an event that constitutes a Change of Control, our business and financial results could be materially adversely affected.

In causing our subsidiaries to obtain certain nonrecourse loans, we may provide standard carve-out guaranties. These guaranties are generally only applicable if and when the borrower directly, or indirectly through agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper (commonly referred to as “bad boy” guaranties). We also may enter into recourse guaranties with respect to future mortgages, or provide credit support to development projects through completion guaranties, which also could increase risk of repayment. In some circumstances, pursuant to guarantees to which we are a party or that we may enter into in the future, our obligations pursuant to such “bad boy” carve-out guaranties and other guaranties may be triggered by a Change of Control, because, among other things, such an event may result indirectly in a change of control of the applicable borrower. Because a Change of Control while any Series A Redeemable Preferred Stock is outstanding also triggers a right of redemption for cash by the holders thereof, the effect of a Change of Control could negatively impact our liquidity and overall financial condition, and could negatively impact the ability of holders of shares of our Series A Redeemable Preferred Stock to receive dividends or other amounts on their shares of Series A Redeemable Preferred Stock.

There is a risk of delay in our redemption of Series A Redeemable Preferred Stock and we may fail to redeem such securities as required by their terms.

Substantially all of the investments we presently hold and the investments we expect to acquire in the future are, and will be, illiquid. The illiquidity of our investments may make it difficult for us to obtain cash quickly if a need arises. If we are unable to obtain sufficient liquidity prior to a redemption date, we may be forced to, among other things, engage in a partial redemption or to delay a required redemption. If this were to occur, the market price of shares of the Series A Redeemable Preferred Stock might be adversely affected, and stockholders entitled to a redemption payment may not receive payment.

The Series A Redeemable Preferred Stock will bear a risk of early redemption by us.

We may voluntarily redeem some or all of the Series A Redeemable Preferred Stock, for cash or equal value of shares of our Class A common stock, two years after the issuance date. Any such redemptions may occur at a time that is unfavorable to holders of such preferred stock. We may have an incentive to voluntarily redeem shares of Series A Redeemable Preferred Stock, if market conditions allow us to issue other preferred stock or debt securities at an interest or distribution rate that is lower than the distribution rate on the applicable series of preferred stock. Given the potential for early redemption of the Series A Redeemable Preferred Stock, holders of such shares may face an increased reinvestment risk, which is the risk that the return on an investment purchased with proceeds from the sale or redemption of the Series A Redeemable Preferred Stock may be lower than the return previously obtained from the investment in such shares.

Our ability to redeem the Series A Redeemable Preferred Stock may subject investors to certain risks, including reinvestment risk and volatility risk.

Beginning two years following the date of original issuance of the shares of Series A Redeemable Preferred Stock to be redeemed, we may voluntarily redeem some or all of such Series A Redeemable Preferred Stock for cash or shares of our Class A common stock, in our sole discretion. Any redemption of Series A Redeemable Preferred Stock may occur at a time that is unfavorable to holders of the Series A Redeemable Preferred Stock. We may have an incentive to redeem the Series A Redeemable Preferred Stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at an interest or distribution rate that is lower than the distribution rate on the Series A Redeemable Preferred Stock. Given the potential for early redemption of the Series A Redeemable Preferred Stock, holders of such shares may face an increased reinvestment risk, which is the risk that the return on an investment purchased with proceeds from the sale or redemption of the Series A Redeemable Preferred Stock may be lower than the return previously obtained from the investment in such shares. The trading price of the Class A common stock, for which the Series A Redeemable Preferred Stock may be redeemed, may be volatile and may expose investors to additional volatility risk.

Holders of Series A Redeemable Preferred Stock should not expect us to redeem all or any such shares on the date they first become redeemable or on any particular date after they become redeemable.

Except in limited circumstances related to our ability to qualify and maintain our qualification as a REIT or a special optional redemption in connection with a Change of Control, Series A Redeemable Preferred Stock may be redeemed by us at our option, either in whole or in part, only on or after two years from the issuance date. Any decision we make at any time to propose a redemption of any such series of preferred stock will depend upon, among other things, our evaluation of our capital position and general market conditions at the time. It is likely that we would choose to exercise our optional redemption right only when prevailing interest rates have declined, which would adversely affect the ability of holders of shares of the applicable series of preferred stock to reinvest proceeds from the redemption in a comparable investment with an equal or greater yield to the yield on such series of preferred stock had their shares not been redeemed. In addition, there is no penalty or premium payable on redemption, and the market price of the shares of such series of preferred stock may not exceed the liquidation preference at the time the shares become redeemable for any reason.

Holders of the Series A Redeemable Preferred Stock will be subject to inflation risk.

Inflation is the reduction in the purchasing power of money resulting from the increase in the price of goods and services. Inflation risk is the risk that the inflation-adjusted, or “real,” value of an investment in preferred stock or the income from that investment will be worth less in the future. As inflation occurs, the real value of the Series A Redeemable Preferred Stock and dividends payable on such shares decline.

Holders of the Series A Redeemable Preferred Stock will have extremely limited voting rights.

The voting rights of holders of shares of Series A Redeemable Preferred Stock will be extremely limited. Our common stock is the only class or series of our stock carrying full voting rights. Holders of Series A Redeemable Preferred Stock will have certain limited voting rights with respect to amendments to our charter that alter only the contract rights set forth therein of either (a) the Series A Redeemable Preferred Stock, or (b) of any preferred stock (i) ranking on parity with the Series A Redeemable Preferred Stock with respect to dividend rights and rights upon our liquidation, dissolution or winding up, and (ii) upon which like voting rights have been conferred. Other than in these limited circumstances, holders of Series A Redeemable Preferred Stock will generally not have voting rights.

The amount of the liquidation preference is fixed and holders of Series A Redeemable Preferred Stock will have no right to receive any greater payment.

The payment due upon liquidation is fixed at the liquidation preference of $25.00 per share of Series A Redeemable Preferred Stock, plus an amount equal to all accrued and unpaid dividends thereon, to and including the date of payment, whether or not authorized or declared. If, in the case of our liquidation, there are remaining assets to be distributed after payment of this amount, holders of Series A Redeemable Preferred Stock will have no right to receive or to participate in these amounts.

Our charter, including the articles supplementary establishing the Series A Redeemable Preferred Stock, contains restrictions upon ownership and transfer of such preferred stock which may impair the ability of holders to acquire such preferred stock and the shares of our Class A common stock into which shares thereof may be converted, at the Company’s option, pursuant to the redemption at the option of the holder under certain circumstances.

Our charter, including the articles supplementary establishing the Series A Redeemable Preferred Stock, contains restrictions on ownership and transfer of the Series A Redeemable Preferred Stock, which restrictions are intended to assist us in qualifying and maintaining our qualification as a REIT for U.S. federal income tax purposes. For example, to assist us in qualifying as a REIT, the articles supplementary establishing the Series A Redeemable Preferred Stock prohibits anyone from owning, or being deemed to own by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding Series A Redeemable Preferred Stock. You should consider these ownership limitations prior to a purchase of shares of our Series A Redeemable Preferred Stock.

Our ability to pay dividends or redeem shares is limited by the requirements of Maryland law.

Our ability to pay dividends on or redeem shares of the Series A Redeemable Preferred Stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation generally may not make a distribution (including a dividend or redemption) if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we generally may not make a distribution on Series A Redeemable Preferred Stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of the Series A Redeemable Preferred Stock. Any dividends or redemption payments may be delayed or prohibited.

If our Class A common stock is no longer listed on the NYSE American or another national securities exchange, we will be required to terminate any continuous offering(s) of Series A Redeemable Preferred Stock.

The Series A Redeemable Preferred Stock are “covered securities” and therefore are not subject to registration under the state securities, or “Blue Sky,” regulations in the various states in which it may be sold due to its seniority to our Class A common stock, which is listed on the NYSE American. If our Class A common stock is no longer listed on the NYSE American or another appropriate exchange, we will be required to register any offering of Series A Redeemable Preferred Stock in any state in which such offering was subsequently made. This would require the termination of any continuous offering(s) of Series A Redeemable Preferred Stock and could result in our raising an amount of gross proceeds that is substantially less than the amount of the gross proceeds we expect to raise if the maximum offering amounts are sold. This would reduce our ability to make additional investments and limit the diversification of our portfolio.

To the extent that our distributions represent a return of capital for tax purposes, stockholders may recognize an increased gain or a reduced loss upon subsequent sales (including cash redemptions) of their shares of Series A Redeemable Preferred Stock.

The dividends payable by us on the Series A Redeemable Preferred Stock may exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. If that were to occur, it would result in the amount of distributions that exceed our earnings and profits being treated first as a return of capital to the extent of the stockholder’s adjusted tax basis in the stockholder’s Series A Redeemable Preferred Stock and then, to the extent of any excess over the stockholder’s adjusted tax basis in the stockholder’s Series A Redeemable Preferred Stock, as capital gain. Any distribution that is treated as a return of capital will reduce the stockholder’s adjusted tax basis in the stockholder’s Series A Redeemable Preferred Stock, and subsequent sales (including cash redemptions) of such stockholder’s Series A Redeemable Preferred Stock will result in recognition of an increased taxable gain or reduced taxable loss due to the reduction in such adjusted tax basis.

There is currently no public trading market for our Series A Redeemable Preferred Stock, and one may never exist; therefore, your ability to dispose of your shares will likely be limited.

There is no public market for our Series A Redeemable Preferred Stock, and we currently have no plan to list the Series A Redeemable Preferred Stock on a securities exchange or to include such shares for quotation on any national securities market. Additionally, our charter contains restrictions on the ownership and transfer of our securities, including our Series A Redeemable Preferred Stock, and these restrictions may inhibit the ability to sell shares of our Series A Redeemable Preferred Stock, promptly or at all. Beginning immediately upon original issuance of any share of Series A Redeemable Preferred Stock, the holder thereof may require us to redeem, and beginning two years from the date of original issuance, we may redeem, any such share, in each case with the redemption price payable, in our sole discretion, in cash or in equal value of shares of our Class A common stock, based on the closing price per share of our Class A common stock for the single trading day prior to the date of redemption. If we opt to pay the redemption price in shares of our common stock, holders of shares of Series A Redeemable Preferred Stock may receive publicly traded shares, as we currently expect to continue listing our Class A common stock on the NYSE American.

You will not have the opportunity to evaluate our future investments prior to purchasing shares of our Series A Redeemable Preferred Stock.

Other than the investments disclosed in any applicable prospectus or prospectus supplement prior to your investment, you will not have the opportunity to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments that we have not yet identified prior to purchasing shares of our Series A Redeemable Preferred Stock. You must rely on the Manager and our Board to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. We may invest in any asset class, including those that present greater risk than single-family residential assets. Because you cannot evaluate our future investments in advance of purchasing shares of our Series A Redeemable Preferred Stock, an offering of our Series A Redeemable Preferred Stock may entail more risk than other types of offerings. This additional risk may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

The payment of fees and expenses to the Manager and its affiliates and the Dealer Manager reduces the cash available for distribution and increases the risk that you will not be able to recover the amount of your investment in shares of our stock.

The Manager and the Dealer Manager perform services for us, including, among other things, the selection and acquisition of our investments, the management of our assets, the disposition of our assets, the financing of our assets and certain administrative services. We pay the Manager and its affiliates, including the Dealer Manager, fees and expense reimbursements for these services, which will reduce the amount of cash available for further investments or distribution to our stockholders.

We will be required to pay substantial compensation to the Manager and its affiliates or related parties, regardless of whether we operate at a profit or a loss.

The Manager and its affiliates will receive compensation, and expense reimbursements in connection with the services they provide to us as described in the Management Agreement, regardless of whether we operate at a profit or a loss. These payments to the Manager and its affiliates or related parties will decrease the amount of cash we have available for operations and new investments and could negatively impact our ability to pay distributions and your overall return.

We may have difficulty completely funding our distributions with funds provided by cash flows from operating activities; therefore, we may use cash flows from financing activities, which may include borrowings and net proceeds of our offerings of our securities, cash resulting from a waiver or deferral of fees by the Manager or from expense support provided by the Manager, or other sources to fund distributions to our stockholders. The use of these sources to pay distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of your investment by creating future liabilities, reducing the return on your investment or otherwise.

We may not generate sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to you. To date, we have funded, and expect to continue to fund, distributions to our stockholders, with cash flows from financing activities, which may include borrowings and net proceeds of offerings of our securities, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Manager or its affiliates, cash resulting from the Manager or its affiliates paying certain of our expenses, proceeds from the sales of assets, or from our cash balances. Our charter does not prohibit our use of such sources to fund distributions. We may be required to fund distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment.

The use of the sources described above for distributions and the ultimate repayment of any liabilities incurred, as well as the payment of distributions in excess of our FFO, could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and reduce your overall return and adversely impact and dilute the value of your investment in shares of our Series A Redeemable Preferred Stock. To the extent distributions in excess of current and accumulated earnings and profits (i) do not exceed a stockholder’s adjusted basis in our stock, such distributions will not be taxable to a stockholder, but rather a stockholder’s adjusted basis in our stock will be reduced; and (ii) exceed a stockholder’s adjusted tax basis in our stock, such distributions will be included in income as long-term capital gain if the stockholder has held its shares for more than one year and otherwise as short-term capital gain.

There may not be a broad market for our Class A common stock, which may cause our Class A common stock to trade at a discount and make it difficult for you to sell the Class A common stock for which your Series A Redeemable Preferred Stock may be redeemable at our option.

Our Class A common stock for which the shares of our Series A Redeemable Preferred Stock may be redeemable at our option trades on the NYSE American under the symbol “BHM.” Listing on the NYSE American or another national securities exchange does not ensure an actual or active market for our Class A common stock. The market price of our Class A common stock may fluctuate widely as a result of a number of factors, many of which are outside of our control. In addition, the stock market is subject to fluctuations in share prices and trading volumes that affect the market prices of the shares of many companies. These fluctuations in the stock market may materially and adversely affect the market price of our Class A common stock. Among the factors that could affect the market price of our common stock are:

●	actual or anticipated quarterly fluctuations in our business, financial condition and operating results;
●	changes in revenues or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;
●	the ability of our tenants to pay rent to us and meet their other obligations to us under current lease terms;
●	our ability to re-lease spaces as leases expire;
●	our ability to refinance our indebtedness as it matures;
●	any changes in our dividend policy;
●	any future issuances of equity securities;
●	strategic actions by us or our competitors, such as acquisitions or restructurings;
●	general market conditions and, in particular, developments related to market conditions for the real estate industry; and
●	domestic and international economic factors unrelated to our performance.

Accordingly, an actual or active market for our Class A common stock may not be maintained, the prices at which shares of our Class A common stock trade may fluctuate significantly, the market for our Class A common stock may not be liquid, the holders of our Class A common stock may be unable to sell their shares of our Class A common stock, and the prices that may be obtained following the sale of our Class A common stock upon the redemption of your Series A Redeemable Preferred Stock may not reflect the underlying value of our assets and business.

Shares of Series A Redeemable Preferred Stock may be redeemed for shares of our Class A common stock, which rank junior to the Series A Redeemable Preferred Stock with respect to dividends and upon liquidation.

The holders of shares of Series A Redeemable Preferred Stock may require us to redeem such shares, with the redemption price payable, in our sole discretion, in cash or in equal value of shares of our Class A common stock, based on the closing price per share of our Class A common stock for the single trading day prior to the date of redemption. We may opt to pay the redemption price in shares of our Class A common stock. The rights of the holders of shares of Series A Redeemable Preferred Stock rank senior to the rights of the holders of shares of our common stock as to dividends and payments upon liquidation. Unless full cumulative dividends on shares of our Series A Redeemable Preferred Stock for all past dividend periods have been declared and paid (or set apart for payment), we will not declare or pay dividends with respect to any shares of our common stock for any period. Upon liquidation, dissolution or winding up of our company, the holders of shares of our Series A Redeemable Preferred Stock are entitled to receive a liquidation preference of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, in each case prior and in preference to any distribution to the holders of shares of our common stock or any other class of our equity securities.

We will be able to call shares of Series A Redeemable Preferred Stock for redemption under certain circumstances without the consent of the holder.

We will have the ability to call the outstanding shares of Series A Redeemable Preferred Stock after two years from the date of original issuance of such shares of Series A Redeemable Preferred Stock. At that time, we will have the right to redeem, at our option, the outstanding shares of Series A Redeemable Preferred Stock, in whole or in part, at 100% of the Stated Value per share, plus an amount equal to any accrued and unpaid dividends.

Our requirement to redeem the Series A Redeemable Preferred Stock in the event of a Change of Control may, in either case, deter a change of control transaction otherwise in the best interests of our stockholders.

Upon the occurrence of a Change of Control (as defined below) with respect to the Series A Redeemable Preferred Stock, we will be required to redeem all outstanding shares of the Series A Redeemable Preferred Stock, in whole, within 60 days after the first date on which such Change of Control occurred, in cash at a redemption price of $25.00 per share of Series A Redeemable Preferred Stock; plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The mandatory redemption feature of each share of the Series A Redeemable Preferred Stock in connection with a Change of Control may each have the effect of inhibiting a third party from making an acquisition proposal for us, or of delaying, deferring or preventing a change of control of us, under circumstances that otherwise could provide the holders of our common stock and/or Series A Redeemable Preferred Stock with the opportunity for liquidity or the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

A “Change of Control” is when after the initial issuance of the Series A Redeemable Preferred Stock any of the following has occurred and is continuing:

●	a “person” or “group” within the meaning of Section 13(d) of the Exchange Act, other than our Company, its subsidiaries, and its and their employee benefit plans, has become the direct or indirect “beneficial owner,” as defined in Rule 13d-3 under the Exchange Act, of our common equity representing more than 50% of the total voting power of all outstanding shares of our common equity that are entitled to vote generally in the election of directors, with the exception of (A) the formation of a holding company, or (B) immediately prior to such transaction, such person or group, together with its or their related entities, including, without limitation, any trust established for the benefit of such person or any member of such group or any family member thereof (collectively, an “Ownership Group”), owned sufficient interests in the Operating Partnership such that the exercise by all or any members of such Ownership Group of the Common Unit Redemption Right (as defined in Section 8.04(a) of the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended) with respect to such interests would result in all or any members of such Ownership Group (individually or collectively) becoming the direct or indirect beneficial owner of our common equity representing more than 50% of the total voting power of all outstanding shares of Voting Stock;
●	consummation of any share exchange, consolidation or merger of our Company or any other transaction or series of transactions pursuant to which our common stock will be converted into cash, securities or other property, (1) other than any such transaction where the shares of our common stock outstanding immediately prior to such transaction constitute, or are converted into or exchanged for, a majority of the common stock of the surviving person or any direct or indirect parent company of the surviving person immediately after giving effect to such transaction, and (2) expressly excluding any such transaction preceded by our Company’s acquisition of the capital stock of another company for cash, securities or other property, whether directly or indirectly through one of our subsidiaries, as a precursor to such transactions; or
●	at least a majority of our Board ceases to be constituted of directors who were either (A) a member of our Board on October 6, 2022, for purposes of the Series A Redeemable Preferred Stock, or (B) who became a member of our Board subsequent to such applicable date and whose appointment, election or nomination for election by our stockholders was duly approved by a majority of the Continuing Directors on our Board at the time of such approval, either by a specific vote or by approval of the proxy statement issued by our Company on behalf of our Board in which such individual is named as nominee for director (“Continuing Directors”).

In addition, if we experience a Change of Control, there can be no assurance that we would have sufficient financial resources available to satisfy our obligations to redeem the Series A Redeemable Preferred Stock, and any guarantees or indebtedness that may be required to be repaid or repurchased as a result of such event. Our failure to redeem the Series A Redeemable Preferred Stock could have material adverse consequences for us and the holders of the Series A Redeemable Preferred Stock.

We established the offering price for the Series A Redeemable Preferred Stock pursuant to negotiations among us and our affiliated dealer manager; as a result, the actual value of an investment in the Series A Redeemable Preferred Stock may be substantially less than the amount paid.

The selling price of the Series A Redeemable Preferred Stock was determined pursuant to negotiations among us and the dealer manager, which is an affiliate of Bluerock, based upon the following primary factors at the time of the offering: the economic conditions in and future prospects for the industry in which we compete; our prospects for future earnings; an assessment of our management; the state of our development; the prevailing condition of the equity securities market; the state of the market for non-traded REIT securities; and market valuations of public companies considered comparable to our Company. Because the offering price is not based upon any independent valuation, the offering price is not indicative of the proceeds that an investor in the Series A Redeemable Preferred Stock would receive upon liquidation.

Your percentage of ownership may become diluted if we issue new shares of stock or other securities, and issuances of additional preferred stock or other securities by us may further subordinate the rights of the holders of our common stock (which you may become upon receipt of redemption payments in shares of our Class A common stock for any of your shares of Series A Redeemable Preferred Stock).

Under the terms of our Series A Redeemable Preferred Stock, we may make redemption payments in shares of our Class A common stock. Although the dollar amounts of such payments are unknown, the number of shares to be issued in connection with such payments may fluctuate based on the price of our Class A common stock. Any sales or perceived sales in the public market of shares of our Class A common stock issuable upon such redemption payments could adversely affect prevailing market prices of shares of our Class A common stock. The issuance of shares of our Class A common stock upon such redemption payments also may have the effect of reducing our net income per share (or decreasing our net loss per share). In addition, the existence of Series A Redeemable Preferred Stock may encourage short selling by market participants because the existence of redemption payments could depress the market price of shares of our Class A common stock.

Our Board is authorized, without stockholder approval, to cause us to issue additional shares of our common stock or to raise capital through the issuance of additional preferred stock (including equity or debt securities convertible into preferred stock), options, warrants and other rights, on such terms and for such consideration as our Board in its sole discretion may determine. Any such issuance could result in dilution of the equity of our stockholders. Our Board may, in its sole discretion, authorize us to issue common stock or other equity or debt securities to persons from whom we purchase single-family residential properties, as part or all of the purchase price of the community. Our Board, in its sole discretion, may determine the value of any common stock or other equity or debt securities issued in consideration of single-family residential properties or services provided, or to be provided, to us.

Our charter also authorizes our Board, without stockholder approval, to designate and issue one or more classes or series of preferred stock in addition to the Series A Redeemable Preferred Stock (including equity or debt securities convertible into preferred stock) and to set or change the voting, conversion or other rights, preferences, restrictions, limitations as to dividends or other distributions and qualifications or terms or conditions of redemption of each class or series of shares so issued. If any additional preferred stock is publicly offered, the terms and conditions of such preferred stock (including any equity or debt securities convertible into preferred stock) will be set forth in a registration statement registering the issuance of such preferred stock or equity or debt securities convertible into preferred stock. Because our Board has the power to establish the preferences and rights of each class or series of preferred stock, it may afford the holders of any series or class of preferred stock preferences, powers, and rights senior to the rights of holders of common stock or the Series A Redeemable Preferred Stock. If we ever create and issue additional preferred stock or equity or debt securities convertible into preferred stock with a distribution preference over common stock or the Series A Redeemable Preferred Stock, payment of any distribution preferences of such new outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock and our Series A Redeemable Preferred Stock. Further, holders of preferred stock are normally entitled to receive a preference payment if we liquidate, dissolve, or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of additional preferred stock may delay, prevent, render more difficult or tend to discourage a merger, tender offer, or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management.

Stockholders have no rights to buy additional shares of stock or other securities if we issue new shares of stock or other securities. We may issue common stock, convertible debt or preferred stock pursuant to a subsequent public offering or a private placement, or to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration. Investors purchasing Series A Redeemable Preferred Stock in an offering of our Series A Redeemable Preferred Stock who do not participate in any future stock issuances will experience dilution in the percentage of the issued and outstanding stock they own. In addition, depending on the terms and pricing of any additional offerings and the value of our investments, you also may experience dilution in the book value and fair market value of, and the amount of distributions paid on, your shares of Series A Redeemable Preferred Stock and Class A common stock, if any.

Holders of the Series A Redeemable Preferred Stock have no control over changes in our policies and operations.

Our Board determines our major policies, including with regard to investment objectives, financing, growth, debt capitalization, REIT qualification and distributions. Our Board may amend or revise these and other policies without a vote of the stockholders.

Holders of shares of Series A Redeemable Preferred Stock will generally have no voting rights under our charter, except with respect to any amendment of our charter that would alter only the contract rights, as expressly set forth therein, of either (a) the Series A Redeemable Preferred Stock alone, or (b) of any preferred stock (i) ranking on parity with the Series A Redeemable Preferred Stock with respect to dividend rights and rights upon our liquidation, dissolution or winding up, and (ii) upon which like voting rights have been conferred. Other than in these limited circumstances, holders of Series A Redeemable Preferred Stock will have no voting rights.

Risks Related to Our Status as a REIT

Failure to qualify and maintain our qualification as a REIT would materially and adversely affect us and the value of our common stock.

We intend to elect to be taxed as a REIT beginning with our initial taxable year ended December 31, 2022 upon the filing of our U.S. federal income tax return for such taxable year. We believe that, commencing with such taxable year we will be organized and operate in a manner as to qualify for taxation as a REIT for U.S. federal income tax purposes. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. Therefore, we cannot guarantee that we will qualify as a REIT or that we will remain qualified as such in the future.

Moreover, our qualification and taxation as a REIT will depend upon our ability to meet on a continuing basis, through actual results, certain qualification tests set forth in the U.S. federal tax laws. Those qualification tests involve the percentage of income that we earn from specified sources, the percentage of our assets that falls within specified categories, the diversity of our capital stock ownership and the percentage of our earnings that we distribute. Tax counsel will not review our compliance with those tests on a continuing basis. Accordingly, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements. In addition, it is possible that a partnership or limited liability company in which we own an interest could take an action which could cause us to fail a REIT qualification test, and that we would not become aware of such action in time to dispose or our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we may have to use one or more of the REIT savings provisions described below, which could require us to pay an excise or penalty tax (which could be material) in order for us to maintain our REIT qualification.

If we fail to qualify as a REIT or lose our REIT qualification, we will face significant tax consequences that would substantially reduce our cash available for distribution to our stockholders for each of the years involved because:

●	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to regular U.S. federal corporate income tax;
●	we could be subject to increased state and local taxes; and
●	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to qualify and maintain our qualification as a REIT, we will not be required to make distributions to our stockholders. As a result of all these factors, our failure to qualify and maintain our qualification as a REIT also could impair our ability to expand our business and raise capital, and could materially and adversely affect the trading price of our common shares.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify and maintain our qualification as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our common shares, requirements regarding the composition of our assets and requirements that certain percentages of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially and adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to some federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax on net income from any “prohibited transaction.” In addition, any taxable REIT subsidiaries (each a “TRS”) of ours will be subject to income tax as regular corporations in the jurisdictions in which they operate.

In certain circumstances, we may be subject to certain U.S. federal, state and local taxes despite our qualification as a REIT, which would reduce our cash available for distribution to you.

Even if we qualify and maintain our qualification as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets. For example, net income from any “prohibited transaction” will be subject to a 100% tax. Any TRSs will be subject to U.S. federal income tax, and applicable state and local taxes, as regular corporations. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our properties and pay income tax directly on such income. In that event, our stockholders would be treated as if they had earned that income and paid the tax on it directly, would be eligible to receive a credit or refund of the taxes deemed paid on the income deemed earned, and would increase the adjusted basis of their shares by the excess of such deemed income over the amount of taxes deemed paid. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the subsidiaries through which we indirectly own our assets. Any U.S. federal or state taxes we pay will reduce our cash available for distribution to you.

If Bluerock Residential failed to qualify as a REIT during certain periods prior to the Distribution, we would be prevented from electing to qualify as a REIT.

We believe that from the time of our formation until the date of the Distribution, we were treated as a “qualified REIT subsidiary” of Bluerock Residential. Under applicable Treasury Regulations, if Bluerock Residential failed to qualify as a REIT during certain periods prior to the Distribution, unless Bluerock Residential’s failure were subject to relief under U.S. federal income tax laws, we would be prevented from electing to qualify as a REIT prior to the fifth calendar year following the year in which Bluerock Residential failed to so qualify.

If certain of our subsidiaries, including our Operating Partnership, fail to qualify as partnerships or disregarded entities for U.S. federal income tax purposes, we would cease to qualify as a REIT and suffer other material adverse consequences.

We intend that our Operating Partnership will be treated as a partnership for U.S. federal income tax purposes, and that our other subsidiaries (other than any TRSs) will each be treated as a partnership or disregarded entity for U.S. federal income tax purposes and, therefore, will not be subject to U.S. federal income tax on its income. Instead, each of its partners or its member, as applicable, which may include us, will be allocated, and may be required to pay tax with respect to, such partner’s or member’s share of its income. We cannot assure you that the IRS will not challenge the status of any subsidiary partnership or limited liability company in which we own an interest as a disregarded entity or partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating any subsidiary partnership or limited liability company as an entity taxable as a corporation for U.S. federal income tax purposes, we could fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of any subsidiary partnerships or limited liability company to qualify as a disregarded entity or partnership for applicable income tax purposes could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners or members, including us.

Distribution requirements imposed by law limit our flexibility.

To qualify and maintain our qualification as a REIT for U.S. federal income tax purposes, we generally will be required to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, each year. We also will be subject to tax at regular corporate income tax rates to the extent that we distribute less than 100% of our taxable income (including net capital gains) each year.

In addition, we will be subject to a 4% nondeductible excise tax to the extent that we fail to distribute during any calendar year at least the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year, and any amount of that income that was not distributed in prior years.

We intend to make distributions to our stockholders to comply with the distribution requirements of the Code as well as to reduce our exposure to U.S. federal income taxes and the nondeductible excise tax. Differences in timing between the receipt of income and the payment of expenses to arrive at taxable income, along with the effect of required debt amortization payments, could require us to borrow funds to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

We may pay dividends on our common stock in common stock and/or cash. Our stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.

In order to satisfy our REIT distribution requirements, we are permitted, subject to certain conditions and limitations, to make distributions that are in part payable in shares of our common stock. The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by “publicly offered REITs.” Pursuant to Revenue Procedure 2017-45, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. On November 30, 2021, the IRS issued Revenue Procedure 2021-53, which temporarily reduced (through June 30, 2022) the minimum amount of the distribution that must be available in cash to 10%.

If we make any taxable dividend payable in cash and common stock, taxable stockholders receiving such dividend will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a stockholder sells shares of our stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the stock at the time of the sale. Furthermore, with respect to certain non-U.S. holders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in our stock. If, in any taxable dividend payable in cash and stock, a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may be viewed as economically equivalent to a dividend reduction and put downward pressure on the market price of our common stock.

Distributions payable by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.

The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is currently 20%, plus a 3.8% “Medicare tax” surcharge. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. However, for taxable years beginning before January 1, 2026, ordinary REIT dividends constitute “qualified business income,” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum U.S. federal income tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. However, to qualify for this deduction, the stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend, and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. The more-favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of our common stock.

We may enter into certain hedging transactions that may have a potential impact on our REIT qualification.

From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate and/or foreign currency swaps, caps, and floors, options to purchase these items, and futures and forward contracts. Income and gain from “hedging transactions” that we enter into to hedge indebtedness incurred or to be incurred to acquire or carry real estate assets, or to hedge existing hedging positions after any portion of the related debt or property is extinguished or disposed of, and that are clearly and timely identified as such will be excluded from both the numerator and the denominator for purposes of the gross income tests that apply to REITs. Moreover, any income from a transaction entered into primarily to manage risk of currency fluctuations with respect to any item of income that would be qualifying REIT income under the REIT gross income tests, and any gain from the unwinding of any such transaction, does not constitute gross income for purposes of the REIT gross income tests. To the extent that we do not properly identify such transactions as hedges or we hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions may not be treated as qualifying income for purposes of the REIT gross income tests, and might also give rise to an asset that does not qualify for purposes of the REIT asset tests.

Our ability to provide certain services to our tenants may be limited by the REIT rules or may have to be provided through a TRS.

As a REIT, we generally will not be able provide services to our tenants other than those that are customarily provided by landlords, nor will we be able to derive income from a third party that provides such services. If we forego providing such services to our tenants, we may be at a disadvantage to competitors that are not subject to the same restrictions. However, we can provide such non-customary services to tenants and share in the revenue from such services if we do so through a TRS, though income earned by such TRS will be subject to U.S. federal corporate income tax.

Any ownership of a TRS will be subject to limitations, and our transactions with a TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will be subject to applicable U.S. federal, state and local corporate income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation and, in certain circumstances, other limitations on deductibility may apply. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of our respective investments in any TRS for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with any TRS on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% limitation or to avoid application of the 100% excise tax.

The prohibited transactions tax may limit our ability to dispose of our properties.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may conduct such sales through a TRS, which would be subject to U.S. federal corporate income tax.

The ability of our Board to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our Board may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.

Legislative or other actions affecting REITs could have a negative effect on us or our investors.

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs. President Joe Biden has set forth several tax proposals that would, if enacted, make significant changes to U.S. tax laws (including provisions enacted pursuant to the Tax Cuts and Jobs Act). Congress is considering, and could include, some or all of these proposals in connection with tax reform to be undertaken by the current administration. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. In addition, there can be no assurance that any other future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results. Stockholders are urged to consult their tax advisors regarding the effect of potential future changes to the U.S. federal income tax laws on an investment in our common stock.

Risks Related to Ownership of Our Common Stock

You may be restricted from acquiring or transferring certain amounts of our common stock.

The stock ownership restrictions of the Code for REITs and the 9.8% stock ownership limits in our charter may inhibit market activity in our capital stock and restrict our business combination opportunities.

In order to qualify and maintain our qualification as a REIT, five or fewer individuals, as defined in the Code to include specified private foundations, employee benefit plans and trusts, and charitable trusts, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of shares of our capital stock.

Our charter, with certain exceptions, authorizes our Board to take such actions as are necessary and desirable to preserve qualification as a REIT. Unless exempted, prospectively or retroactively, by our Board, our charter prohibits any person from beneficially or constructively owning more than 9.8% in value of the aggregate of our outstanding shares of capital stock or 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock. Our Board may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of such thresholds does not satisfy certain conditions designed to ensure that we will not fail to qualify as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance is no longer required for REIT qualification.

A limit on the percentage of our capital stock and common stock a person may own may discourage a takeover or business combination, which could prevent our common stockholders from realizing a premium price for their common stock.

Our charter restricts direct or indirect ownership by one person or entity to no more than 9.8%, in value, of the outstanding shares of all classes and series of our capital stock or 9.8% in value or by number of shares, whichever is more restrictive, of the outstanding shares of our common stock unless exempted (prospectively or retroactively) by our Board. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to our stockholders.

Maryland law may limit the ability of a third party to acquire control of us.

The MGCL provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholder rights plan, (c) make a determination under the Maryland Business Combination Act, or (d) act or fail to act solely because of the effect the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under the MGCL, the act of a director of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. The MGCL also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under the MGCL.

The MGCL also provides that, unless exempted, certain Maryland corporations may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of the Maryland corporation, unless the stock had been obtained in a transaction approved by its board of directors. These and other provisions of the MGCL could have the effect of delaying, deferring or preventing a proxy contest, tender offer, merger or other change in control, which may have a material adverse effect on our business, financial condition and results of operations.

Your rights as stockholders and our rights to recover claims against our officers and directors are limited.

Under Maryland law, our charter, and the terms of certain indemnification agreements with our executive officers and directors, we must generally indemnify our officers and directors to the maximum extent permitted by Maryland law. Maryland law permits us to indemnify our present and former directors and officers, among others, against judgments, penalties, fines, settlements and reasonable expenses actually incurred by them in connection with any proceeding to which they may be made or threatened to be made a party by reason of their service in those or other capacities unless it is established that: (1) the act or omission of the director or officer was material to the matter giving rise to the proceeding and (i) was committed in bad faith or (ii) was the result of active and deliberate dishonesty; (2) the director or officer actually received an improper personal benefit in money, property or services; or (3) in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and their affiliates, than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents in some cases.

An increase in market interest rates may have an adverse effect on the market price of our Class A common stock.

One of the factors that investors may consider in deciding whether to buy or sell our Class A common stock is our distribution yield, which is our distribution rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher distribution yield on our Class A common stock or may seek securities paying higher dividends or interest. As a result, interest rate fluctuations and capital market conditions are likely to affect the market price of our Class A common stock, and such effects could be significant. For example, if interest rates rise without an increase in our distribution rate, the market price of our Class A common stock could decrease because potential investors may require a higher distribution yield on our Class A common stock as market rates on interest-bearing securities, such as bonds, rise.

Our ability to pay dividends is limited by the requirements of Maryland law.

Our ability to pay dividends on our common stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation generally may not make a distribution (including a dividend or redemption) if, after giving effect to the dividend, the corporation would not be able to pay its debts as the debts become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the dividend, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the dividend. Accordingly, we generally may not make a distribution if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless our charter provides otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the dividend. Any dividends or redemption payments may be delayed or prohibited. As a result, the price of our common stock may decrease, which may have a material adverse effect on our business, financial condition and results of operations.

We may change our dividend policy, and the cash distributions you receive may be less frequent or lower in amount than you expect.

Future dividends will be declared and paid at the discretion of our Board, and the amount and timing of dividends will depend upon cash generated by operating activities, our business, financial condition, results of operations, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as our Board deems relevant. Our Board may change our dividend policy at any time, and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods. We cannot assure you that we will consistently be able to generate sufficient available cash flow to fund distributions on our common stock, nor can we assure you that sufficient cash will be available to make distributions to you. We cannot predict the amount of distributions you may receive and we may be unable to pay, maintain or increase distributions over time. Our inability to acquire additional properties or make real estate-related investments or operate profitably may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions on our common stock. Any reduction in our dividends may cause investors to seek alternative investments, which would result in selling pressure on, and a decrease in the market price of, our common stock. As a result, the price of our common stock may decrease, which may have a material adverse effect on our business, financial condition and results of operations.

We will incur increased costs as a result of operating as a public company. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could result in sanctions or other penalties that would harm our business.

We are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations of the New York Stock Exchange American (the “NYSE American”). Our financial results historically were included within the consolidated results of Bluerock Residential, and until the Distribution occurred, we were not directly subject to reporting and other requirements of the Exchange Act and Section 404 of the Sarbanes-Oxley Act. We currently qualify as an “emerging growth company.” For so long as we remain an emerging growth company, we will be exempt from Section 404(b) of the Sarbanes-Oxley Act, which requires auditor attestation to the effectiveness of internal control over financial reporting. We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total gross annual revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the Distribution; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We cannot predict if investors will find our common stock less attractive because we may rely on the exemptions available to us as an emerging growth company. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

We will, however, be immediately subject to Section 404(a) of the Sarbanes-Oxley Act and, as of the expiration of our emerging growth company status, we will be broadly subject to enhanced reporting and other requirements under the Exchange Act and Sarbanes-Oxley Act. This will require, among other things, annual management assessments of the effectiveness of our internal control over financial reporting beginning in our second annual report filed after the Distribution and a report by our independent registered public accounting firm addressing these assessments. These and other obligations will place significant demands on our management, administrative and operational resources, including accounting and information technology resources. To comply with these requirements, we anticipate that we will need to further upgrade our systems, including duplicating computer hardware infrastructure, implement additional financial and management controls, reporting systems and procedures, and hire additional accounting, finance and information technology staff. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. If we are unable to do this in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and our business, prospects, financial condition and results of operations could be harmed.

For additional discussion of significant factors that make an investment in our shares risky, see the Liquidity and Capital Resources Section under Item 7. – Management’s Discussion and Analysis of Financial Conditions and Results of Operations of this report.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, we held seventeen real estate investments, consisting of ten consolidated operating investments and seven investments held through preferred equity investments. The following tables provide summary information regarding our consolidated operating investments and preferred equity investments.

Consolidated Operating Investments

		Number of	Average Year	Ownership	Average	%
Name	Market	Units	Built	Interest	Rent (1)	Occupied (2)
Ballast	AZ / CO / WA	84	1998	95%	$2,139	89.3%
Golden Pacific	IN / KS / MO	171	1976	97%	1,688	94.7%
ILE	TX / SE US	482	1991	95%	1,786	98.1%
Navigator Villas	Pasco, WA	176	2013	90%	1,493	96.6%
Peak
JV 1 (3)	IN / MO	334	1997	60%	1,174	97.0%
JV 2 (4)	Various / TX	608	1980	80%	1,285	89.7%
JV 3, formerly DFW 189	Dallas-Fort Worth, TX	189	1962	56%	1,029	96.7%
JV 4, formerly Savannah 319	Savannah, GA	66	2022	80%	1,689	98.5%
Wayford at Concord	Concord, NC	150	2019	83%	2,128	95.3%
Yauger Park Villas	Olympia, WA	80	2010	95%	2,364	96.3%
Total Units / Average		2,340			$1,528	94.8%
(1)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the three months ended December 31, 2022.
(2)	Percent occupied is calculated as (i) the number of units occupied as of December 31, 2022 divided by (ii) total number of units, expressed as a percentage. Percent occupied excludes an aggregate of 26 down/renovation units.
(3)	Peak JV 1 includes the portfolios formerly presented as Indy and Springfield.
(4)	Peak JV 2 includes the portfolios formerly presented as Axelrod, Granbury, Granbury 2.0, Lubbock, Lubbock 2.0, Lubbock 3.0, Lynnwood, Lynnwood 2.0, Springtown, Springtown 2.0, Texarkana and Texas Portfolio 183, of which all are in Texas.

Preferred Equity Investments

			Total Actual/
		Actual/	Estimated		Actual/	Actual/	Actual/
		Planned	Construction		Estimated	Estimated	Estimated	Estimated
		Number	Cost	Cost to Date	Construction	Initial	Construction	Average
Name	Location / Market	of Units	(in millions)	(in millions)	Cost Per Unit	Occupancy	Completion	Rent (1)
Lease-up Investment
The Woods at Forest Hill	Forest Hill, TX	76	$14.8	$14.5	$194,737	4Q 2022	3Q 2023	$1,625
Willow Park	Willow Park, TX	46	14.5	13.6	315,217	2Q 2022	3Q 2023	2,362
Total Lease-up Units		122

Development Investment
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	63.2	45.3	214,966	2Q 2023	4Q 2023	1,743
The Cottages at Warner Robins	Warner Robins, GA	251	53.1	39.7	211,554	3Q 2023	4Q 2023	1,346
The Cottages of Port St. Lucie	Port St. Lucie, FL	286	69.6	41.6	243,357	2Q 2023	1Q 2024	2,133
Wayford at Innovation Park	Charlotte, NC	210	62.0	19.1	295,238	3Q 2023	3Q 2024	1,994
Total Development Units		1,041

Operating Investment		Number of Units						Average Rent (1)
Peak Housing (2)	IN / MO / TX	474						$962
Total Operating Units		474
Total Units / Average		1,637						$1,565
(1)	For lease-up and development investments, represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization. For operating investments, represents the average effective monthly rent per occupied unit for the three months ended December 31, 2022.
(2)	Peak Housing is a stabilized operating portfolio and consists of our preferred equity investments in a private single-family home REIT (refer to Note 8 of our combined consolidated financial statements for further information). Unit count excludes units presented in the consolidated operating investments table above.

Item 3. Legal Proceedings

We are not party to, and none of our properties are subject to, any material pending legal proceeding.

Item 4. Mining Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of Class A common stock have been traded on the NYSE American under the symbol “BHM” since October 6, 2022, which is the date the Company was spun -off from Bluerock Residential.

On March 15, 2023, the closing price of our Class A common stock, as reported on the NYSE American, was $18.43.

Total Return Performance
110
105
100
95
90
Index Value
10/06/22
12/31/22
Bluerock Homes Trust, Inc.
Russell 3000 Index
Russell 2000 Index
Dow Jones Equity All REIT Index
MSCI U.S. REIT Index

	Period Ending
Index	10/06/22	12/31/22
Bluerock Homes Trust, Inc.	100.00	92.57
Russell 3000 Index	100.00	102.36
Russell 2000 Index	100.00	100.89
Dow Jones Equity All REIT Index	100.00	105.65
MSCI U.S. REIT Index	100.00	106.01

Stockholder Information

As of March 15, 2023, we had approximately 3,835,013 shares of Class A common stock outstanding held by a total of 543 stockholders, one of which is the holder for all beneficial owners who hold in street name.

Distributions

Future distributions paid by us will be at the discretion of our Board, and will depend upon our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant. No distributions were paid for the years ended December 31, 2022, and 2021.

Unregistered Sales of Equity Securities

We previously disclosed our issuances during the year ended December 31, 2022, of equity securities that were not registered under the Securities Act of 1933, as amended, in our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission (the “SEC”) on November 4, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the historical results of operations and liquidity and capital resources of Bluerock Homes Trust, Inc. (“Bluerock Homes,” “the Company,” “we,” “us,” or “our”), which was incorporated as a Maryland corporation on December 16, 2021. Prior to October 6, 2022, Bluerock Home’s sole stockholder was Bluerock Residential Growth REIT, Inc, a Maryland corporation (“Bluerock Residential” or “Parent”). We have historically operated as part of Bluerock Residential and not as a standalone company. You should read the following discussion and analysis in conjunction with the accompanying financial statements of Bluerock Homes, and the notes thereto. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See also “Forward-Looking Statements” preceding Part I. We refer to Bluerock Real Estate, L.L.C., a Delaware limited liability company, and its affiliate, Bluerock Real Estate Holdings, LLC, a Delaware limited liability company, together as “BRE,” and we refer to our external manager, Bluerock Homes Manager, LLC, a Delaware limited liability company organized in 2022, as the “Manager.” Both BRE and our Manager are affiliated with us.

Overview

We were incorporated as a Maryland corporation on December 16, 2021. We own and operate high-quality single-family properties located in attractive markets with a focus on the knowledge-economy and high-quality of life growth markets of the Sunbelt and Western United States. Our principal objective is to generate attractive risk-adjusted returns on investments where we believe we can drive growth in funds from operations and net asset value by acquiring pre-existing single-family residential units, developing build-to-rent communities, and through Value-Add renovations. Our Value-Add strategy focuses on repositioning lower-quality, less current assets to drive rent growth and expand margins to increase net operating income and maximize our return on investment.

We have no employees and are supported by a related-party service agreement with the Manager (the “Management Agreement”). We are externally managed by the Manager, which manages our day-to-day operations under the Management Agreement. The Management Agreement has a one-year term expiring October 6, 2023 and will be automatically renewed for a one-year term each year on October 6, unless previously terminated in accordance with the terms of the Management Agreement. The Manager is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf. Substantially all our business is conducted through our operating partnership, Bluerock Residential Holdings, L.P., a Delaware limited partnership (our “Operating Partnership”), of which we are the sole general partner.

As of December 31, 2022, we held an aggregate of 3,977 residential units held through seventeen real estate investments, consisting of ten consolidated operating investments and seven investments held through preferred equity investments. As of December 31, 2022, our consolidated operating investments were approximately 94.8% occupied.

We intend to elect to be taxed and to operate in a manner that will allow us to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with our taxable year ended December 31, 2022 upon the filing of our U.S. federal income tax return for such taxable year. As a REIT, we generally will not be subject to corporate-level income taxes. To qualify and maintain our REIT status, we will be required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we fail to qualify and maintain our qualification as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates and we would not be permitted to qualify as a REIT for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and results of operations. We intend to organize and operate in such a manner where we would remain qualified as a REIT.

The Separation and the Distribution

On December 20, 2021, Bluerock Residential entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Badger Parent and Badger Merger Sub LLC (“Merger Sub”). As contemplated by the Merger Agreement, on October 5, 2022, we entered into a Separation and Distribution Agreement with Bluerock Residential, Badger Parent, Badger Holdco LLC and the Operating Partnership, pursuant to which, among other things, Bluerock Residential contributed to us its single-family residential real estate business and certain other assets (the “Separation”). On October 6, 2022, following the Separation, Bluerock Residential completed the spin-off of Bluerock Homes by distributing all our outstanding shares of Class A common stock and Class C common stock to the holders of Bluerock Residential common stock (the “Distribution”) as of the record date, September 29, 2022 (the “Spin-Off”). Pursuant to the terms and conditions of the Merger Agreement, following the Separation, the Distribution and the Spin-Off, Bluerock Residential merged with and into Merger Sub, with Merger Sub continuing as the surviving company, and the separate existence of Bluerock Residential ceased. As a result of the Separation, the Distribution and the Spin-Off, Bluerock Homes became an independent, publicly traded company and our Class A common stock is listed under the symbol “BHM” on the NYSE American.

Financial statements representing the historical operations of Bluerock Homes’ single-family residential rental business have been derived from (i) Bluerock Residential’s historical accounting records and are presented on a carve-out basis for the period ended and prior to October 6, 2022, and (ii) the Company’s accounting records as a standalone company subsequent to the Spin-Off. All revenues and costs as well as assets and liabilities directly associated with the business activity of Bluerock Homes are included in the financial statements. The financial statements also include allocations of certain general, administrative, sales and marketing expenses and operations from Bluerock Residential for the period ended and prior to October 6, 2022. However, amounts recognized by us are not necessarily representative of the amounts that would have been reflected in the financial statements had we operated independently of Bluerock Residential. All significant intercompany balances and transactions have been eliminated. Any references to “the Company,” “we,” “us,” or “our” for all periods ended October 6, 2022 and prior refer to Bluerock Homes as owned by Bluerock Residential, and for all periods subsequent to October 6, 2022 refer to Bluerock Homes as an independent, publicly traded company.

Significant Developments

Acquisitions of and Investments in Real Estate

During the year ended December 31, 2022, we acquired an aggregate of 551 single-family residential units through four new or existing joint ventures for total purchase prices of $141.3 million.

We entered into a mezzanine loan agreement with Weatherford 185 and provided loan funding of approximately $9.6 million, which was subsequently paid off in full in July 2022.

In addition to the investments summarized in the tables below, we increased our preferred equity investments in The Cottages at Myrtle Beach, The Cottages at Warner Robins, The Cottages of Port St. Lucie, The Woods at Forest Hill and Wayford at Innovation Park by approximately $46.7 million in aggregate.

The following is a summary of our real estate investments made during the year ended December 31, 2022 ($ in millions):

			Number of	Ownership	Purchase
Operating Investment Name	Market	Month (1)	Units	Interest	Price
First Quarter
Peak JV 2 (2)	Various / TX	March	34	80%	$7.7
Peak JV 4, formerly Savannah 319	Savannah, GA	March	19	80%	4.5
Golden Pacific	IN / KS / MO	Various	62	97%	11.8
ILE	TX / SE US	Various	31	95%	7.0
Second Quarter
Ballast	AZ / CO / WA	Various	65	95%	26.1
Golden Pacific	IN / KS / MO	Various	66	97%	14.0
ILE	TX / SE US	Various	108	95%	27.8
Peak JV 4	Savannah, GA	Various	20	80%	4.8
Third Quarter
Ballast	AZ / CO / WA	Various	19	95%	6.2
Golden Pacific	IN / KS / MO	Various	35	97%	7.9
ILE	TX / SE US	Various	64	95%	16.7
Peak JV 4	Savannah, GA	Various	14	80%	3.4
Fourth Quarter
Golden Pacific	IN / KS / MO	October	1	97%	0.2
Peak JV 4	Savannah, GA	Various	13	80%	3.2
Total Operating			551		$141.3

		Date of	Number of	Commitment	Investment
Mezzanine Loan Investment Name	Location	Investment	Units	Amount	Amount
Weatherford 185 (3)	Weatherford, TX	February 15, 2022	185	9.6	$9.6
Total Mezzanine Loan			185		$9.6
Total			736		$150.9
(1)	For those months where “Various” is listed, we, on various dates throughout that specified quarter, acquired additional units that were added to the respective existing portfolios. For Ballast, the units acquired in the second quarter 2022 were our first acquisitions for the portfolio.
(2)	Peak JV 2 includes the portfolios formerly presented as Axelrod, Granbury, Granbury 2.0, Lubbock, Lubbock 2.0, Lubbock 3.0, Lynnwood, Lynnwood 2.0, Springtown, Springtown 2.0, Texarkana and Texas Portfolio 183, of which all are in Texas. The amounts presented relate to the acquisition of the Granbury 2.0 portfolio, the only portfolio acquired by the joint venture during the year.
(3)	Our investment in the property was through a mezzanine loan to an unaffiliated third party. The loan was paid off in July 2022. Refer to the table below.

Loan Investment Payoffs

During the year ended December 31, 2022, we received loan payoffs of approximately $49.1 million from the sale of one property underlying our investments and the payoff from one investment.

The following is a summary of our loan payoffs during the year ended December 31, 2022 ($ in millions):

			Number of		BHM Net
Mezzanine Loan Investment Name	Location	Date Sold / Payoff	Units	Sale Price	Proceeds
The Hartley at Blue Hill (1)	Chapel Hill, NC	February 28, 2022	414	$114.2	$39.4
Weatherford 185	Weatherford, TX	July 22, 2022	185	—	9.7
Total			599	$114.2	$49.1
(1)	In April 2022, the senior loan that we provided, which was secured by a parcel of land adjacent to The Hartley at Blue Hill property, was paid off for $5.0 million. The senior loan payoff is included in the BHM Net Proceeds amount.

Our total stockholders’ equity increased $9.2 million from $150.8 million as of December 31, 2021, to $160.0 million as of December 31, 2022. The increase in our total stockholders’ equity is primarily attributable to net contributions of $98.2 million, partially offset by a cash distribution to Parent at spin-off of $68.5 million, $17.5 million of equity reclassified at spin-off and $1.0 million of net loss.

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

We believe our financial condition and liquidity are currently strong. Although there is uncertainty related to the impact of the COVID-19 pandemic on our future results, we believe the fundamentals of our business model will continue to allow us to effectively manage our business through such uncertainty. While occupancy remains strong at 94.8% as of December 31, 2022, in future periods, we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants, as a result of the impact of COVID-19. The extent to which the COVID-19 pandemic and any resulting macro-economic changes impact our operations and those of our tenants will depend on future developments, which are uncertain and cannot be predicted with confidence.

Industry Outlook

The single-family rental industry has historically been more resilient to economic cycles than the multi-family sector and is currently benefiting from significant industry tailwinds that have accelerated during the pandemic. We believe industry dynamics present a compelling investment opportunity for us, including:

●	Supply at accessible price points remains extremely tight, with little new affordable rental product coming on-line over the last decade. These supply and affordability gaps have been in place and intensifying since the wind-down of the Great Recession, with rental prices continuing to increase in step with home price appreciation.
●	Limited institutional ownership of single-family rental stock, currently estimated to be approximately 3%, creates potential for outsized growth. Our institutionally operated properties benefit from experienced regional owner-operators and a technology-aided platform, delivering not only a competitive market advantage but also operating growth potential that can benefit investors.
●	Demand fundamentals are strong and strengthening further, particularly from rental-biased and debt-burdened millennials now reaching peak single-family house consumption age. We believe that a continued upswing in propensity to rent, coupled with the limited and depleting supply at the middle-income range, signals significant opportunity.

Results of Operations

Note 4 “Sale of Real Estate Assets”; Note 5 “Investments in Real Estate”; Note 6 “Acquisition of Real Estate”; Note 7 “Notes and Interest Receivable”; and Note 8 “Preferred Equity Investments in Unconsolidated Real Estate Joint Ventures,” to our Combined Consolidated Financial Statements provide discussion of the various purchases and sales of properties and joint venture equity interests. These transactions have resulted in material changes to the presentation of our financial statements.

The following is a summary of our consolidated operating real estate investments as of December 31, 2022:

		Number of	Average Year	Ownership	Average	%
Name	Market	Units	Built	Interest	Rent (1)	Occupied (2)
Ballast	AZ / CO / WA	84	1998	95%	$2,139	89.3%
Golden Pacific	IN / KS / MO	171	1976	97%	1,688	94.7%
ILE	TX / SE US	482	1991	95%	1,786	98.1%
Navigator Villas	Pasco, WA	176	2013	90%	1,493	96.6%
Peak
JV 1 (3)	IN / MO	334	1997	60%	1,174	97.0%
JV 2 (4)	Various / TX	608	1980	80%	1,285	89.7%
JV 3, formerly DFW 189	Dallas-Fort Worth, TX	189	1962	56%	1,029	96.7%
JV 4, formerly Savannah 319	Savannah, GA	66	2022	80%	1,689	98.5%
Wayford at Concord	Concord, NC	150	2019	83%	2,128	95.3%
Yauger Park Villas	Olympia, WA	80	2010	95%	2,364	96.3%
Total Units / Average		2,340			$1,528	94.8%
(1)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the three months ended December 31, 2022.
(2)	Percent occupied is calculated as (i) the number of units occupied as of December 31, 2022 divided by (ii) total number of units, expressed as a percentage. Percent occupied excludes an aggregate of 26 down/renovation units.
(3)	Peak JV 1 includes the portfolios formerly presented as Indy and Springfield.
(4)	Peak JV 2 includes the portfolios formerly presented as Axelrod, Granbury, Granbury 2.0, Lubbock, Lubbock 2.0, Lubbock 3.0, Lynnwood, Lynnwood 2.0, Springtown, Springtown 2.0, Texarkana and Texas Portfolio 183, of which all are in Texas.

The following is a summary of our consolidated operational results for the years ended December 31, 2022 and 2021 ($ in thousands, except average rental rates):

	2022	2021	Variance
Rental and other property revenues	$32,859	$9,275	254%
Property operating expenses	$15,171	$3,230	370%
Net operating income	$17,688	$6,045	193%
Average occupancy percentage (1)	92.4%	95.8%	(340)	bps
Average rental rate (2)	$1,447	$1,388	4%
(1)	Represents the average of the ending occupancy as of the last day of each month in the year.
(2)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the year.

The following is a summary of our preferred equity investments as of December 31, 2022:

			Total Actual/
		Actual/	Estimated		Actual/	Actual/	Actual/
		Planned	Construction		Estimated	Estimated	Estimated	Estimated
		Number	Cost	Cost to Date	Construction	Initial	Construction	Average
Name	Location / Market	of Units	(in millions)	(in millions)	Cost Per Unit	Occupancy	Completion	Rent (1)
Lease-up Investment
The Woods at Forest Hill	Forest Hill, TX	76	$14.8	$14.5	$194,737	4Q 2022	3Q 2023	$1,625
Willow Park	Willow Park, TX	46	14.5	13.6	315,217	2Q 2022	3Q 2023	2,362
Total Lease-up Units		122

Development Investment
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	63.2	45.3	214,966	2Q 2023	4Q 2023	1,743
The Cottages at Warner Robins	Warner Robins, GA	251	53.1	39.7	211,554	3Q 2023	4Q 2023	1,346
The Cottages of Port St. Lucie	Port St. Lucie, FL	286	69.6	41.6	243,357	2Q 2023	1Q 2024	2,133
Wayford at Innovation Park	Charlotte, NC	210	62.0	19.1	295,238	3Q 2023	3Q 2024	1,994
Total Development Units		1,041

		Number						Average
Operating Investment		of Units						Rent (1)
Peak Housing (2)	IN / MO / TX	474						$962
Total Operating Units		474
Total Units/Average		1,637						$1,565
(1)	For lease-up and development investments, represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization. For operating investments, represents the average effective monthly rent per occupied unit for the three months ended December 31, 2022.
(2)	Peak Housing is a stabilized operating portfolio and consists of our preferred equity investments in a private single-family home REIT (refer to Note 8 of our combined consolidated financial statements for further information). Unit count excludes units presented in the consolidated operating investments table above.

Year ended December 31, 2022 as compared to the year ended December 31, 2021

Revenue

Rental and other property revenues increased $23.6 million, or 254%, to $32.9 million for the year ended December 31, 2022 as compared to $9.3 million for the same prior year period. This was due to a $23.1 million increase from the acquisition of 551 units in 2022 and the full period impact of 1,613 units acquired in 2021 and a $0.5 million increase from our same store property, Navigator Villas.

From an operational perspective, our average rent per occupied unit increased $59 or 4.3% to $1,447 as compared to $1,388 during the prior year period. Average occupancy decreased 340 basis points from 95.8% to 92.4% on a year over year basis due to the following (i) during the 2021 period, average occupancy of 95.8% included only 1,789 units which were fully operational and stabilized during the period, and (ii) we acquired an additional 551 units since January 1, 2022 of which 485 units were scattered homes that typically have an operational value-enhancement strategy which includes increasing individual home occupancy levels over time; when acquiring scattered homes, the initial occupancy may be slightly lower as homes are often purchased from owner occupants which can create modest frictional vacancy for a brief period of time after acquisition.

Interest income from loan investments decreased $4.1 million, or 76%, to $1.3 million for the year ended December 31, 2022 as compared to $5.4 million for the same prior year period due to the payoff of five loans totaling $72.0 million in 2022 and 2021.

Expenses

Property operating expenses increased $12.0 million, or 370%, to $15.2 million for the year ended December 31, 2022 as compared to $3.2 million for the same prior year period. This was due to a $11.9 million increase from the acquisition of investments in 2022 and 2021 and a $0.1 million increase from our same story property, Navigator Villas.

Property management and asset management fees expense were $3.8 million for the year ended December 31, 2022 as compared to $0.6 million in the same prior year period. This was primarily due to a $3.2 million increase from the acquisition of investments in 2022 and 2021. Property management fees are based on a stated percentage of property revenues and asset management fees are based on a stated percentage of capital contributions or assets under management, where applicable.

General and administrative expenses have been allocated to us from Bluerock Residential prior to October 6, 2022 based on relative unit count. These allocated expenses were for corporate office expenses and management including, but not limited to, executive oversight, asset management, treasury, finance, human resources, tax, accounting, financial reporting, information technology and investor relations. General and administrative expenses increased $2.5 million, or 55%, to $7.1 million for the year ended December 31, 2022 as compared to $4.6 million for the same prior year period. This was due to a $2.0 million increase in allocation from Bluerock Residential through October 5, 2022 primarily due to the increase in size of the carve out portfolio since the prior year period. The remaining $0.5 million increase represents an increase of actual expenses incurred from October 6, 2022 through December 31, 2022 compared to the allocated expenses in the prior year period.

Management fees to related party amounted to $1.8 million for the year ended December 31, 2022. Commencing on October 6, 2022, we are externally managed and advised by our Manager pursuant to the Management Agreement. Base management fees of $1.8 million were expensed in the year ended December 31, 2022. There was no management fee expense prior to October 6, 2022.

Acquisition and pursuit costs amounted to $0.2 million for the year ended December 31, 2022 as compared to none for the same prior year period. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Depreciation and amortization expenses were $16.0 million for the year ended December 31, 2022 as compared to $5.9 million for the same prior year period. This was due to a $9.7 million increase from the acquisition of investments in 2022 and 2021 and a $0.4 million increase from our same store property, Navigator Villas.

Other Income and Expense

Other income and expense amounted to income of $3.7 million for the year ended December 31, 2022 compared to income of $0.6 million for the same prior year period. This was primarily due to an increase in preferred returns on unconsolidated real estate joint ventures of $5.4 million due to the acquisition of seven investments in 2021, partially offset by the sale of five underlying investments in 2021, and a recovery of credit losses of $0.4 million. This was partially offset by a net increase in interest expense of $2.8 million primarily due to an increase in the outstanding debt to $153.2 million at December 31, 2022 as compared to $62.1 million at December 31, 2021.

Discontinued Operations

Income from discontinued operations was $0.3 million for the year ended December 31, 2022 as compared to $110.9 million for the same prior year period. In 2021, the discontinued operations were due to the sale of six multifamily operating properties and included a $116.7 million gain from sale of multifamily assets and $0.3 million income on operations, partially offset by a $6.1 million loss on extinguishment of debt. In 2022, the $0.3 million of income is a result of the final liquidation of the sold properties.

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

We believe that this measure provides an operating perspective not immediately apparent from operating income or net income prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). NOI allows us to evaluate the operating performance of our properties because it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance and captures trends in rental housing and property operating expenses.

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net (loss) income attributable to common stockholders together with a reconciliation to NOI, as computed in accordance with GAAP for the years ended December 31, 2022 and 2021 (amounts in thousands):

	2022	2021
Net (loss) income attributable to common stockholders	$(1,000)	$34,325
Add back: Net (loss) income attributable to Operating Partnership Units	(1,927)	65,826
Net (loss) income attributable to common stockholders and unit holders	(2,927)	100,151

Net (loss) income attributable to partially owned noncontrolling interest	(2,998)	11,652
Income from discontinued operations	(311)	(110,858)
Real estate depreciation and amortization	15,825	5,705
Non-real estate depreciation and amortization	483	487
Non-cash interest expense	2,441	746
Unrealized gain on derivatives	(3,084)	—
Recovery of credit losses	(402)	(28)
Property management and asset management fees	3,834	550
Management fees to related party	1,787	—
Acquisition and pursuit costs	167	—
Corporate operating expenses	6,801	4,269
Transaction costs	24	—
Weather-related losses, net	25	—
Other income, net	(446)	(253)
Preferred returns on unconsolidated real estate joint ventures	(8,588)	(3,190)
Interest income from loan investments	(1,285)	(5,355)
Total property income	11,346	3,876
Add back: Interest expense	6,342	2,169
Net operating income	$17,688	$6,045

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, both short- and long-term. Our primary short-term liquidity requirements historically have related to (i) our operating expenses and other general business needs, (ii) acquisition of properties, (iii) committed investments and capital requirements to fund development and renovations at existing properties, (iv) ongoing commitments to repay borrowings, including our revolving credit facilities and our maturing debt, and (v) distributions to stockholders.

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our short-term liquidity needs could be affected by various risks and uncertainties, including the effects of the COVID-19 pandemic and other risks detailed in Part I, Item 1A titled “Risk Factors”. While occupancy remains strong at 94.8% as of December 31, 2022, in future periods we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants, whether as a result of the impact of COVID-19 or otherwise.

On January 25, 2023, we filed a registration statement on Form S-11 (File No. 333-269415) with the SEC (the “January 2023 Registration Statement”). The securities covered by the January 2023 Registration Statement include a maximum of 20,000,000 shares of 6.0% Series A Redeemable Preferred Stock (the “Series A Redeemable Preferred Stock”). While the January 2023 Registration Statement has been filed with the SEC, as of the date of this Annual Report on Form 10-K, the January 2023 Registration Statement has not yet been declared effective by the SEC, and there are no shares of Series A Redeemable Preferred Stock issued or outstanding. In the event the January 2023 Registration Statement is declared effective, we expect to commence an offering of the Series A Redeemable Preferred Stock at $25.00 per share, for a maximum offering amount of $500,000,000 in Series A Redeemable Preferred Stock (the

“Series A Redeemable Preferred Offering”). The Series A Redeemable Preferred Stock to be registered pursuant to the January 2023 Registration Statement may not be sold nor may offers to buy be accepted prior to the time the January 2023 Registration Statement becomes effective. Any disclosure concerning the Series A Redeemable Preferred Offering is neither an offer nor a solicitation to purchase our securities. There can be no assurance that we will be able to commence the Series A Redeemable Preferred Offering or successfully sell the full number of shares of Series A Redeemable Preferred Stock to be registered pursuant to the January 2023 Registration Statement.

In general, we believe our available cash balances, cash flows from operations, proceeds from our revolving credit facilities dedicated to single-family residential investments, proceeds from future mortgage debt financings for acquisitions and/or development projects, and other financing arrangements will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. In general, we expect that our results related to our existing portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of single-family residential properties and build-to-rent development properties. However, there can be no assurance that the worldwide economic disruptions arising from the COVID-19 pandemic will not cause conditions in the lending, capital and other financial markets to deteriorate, nor that our future revenues or access to capital and other sources of funding will not become constrained, which could reduce the amount of liquidity and credit available for use in acquiring and further diversifying our portfolio of single-family properties. We cannot provide any assurances that we will be able to add properties to our portfolio at the anticipated pace, or at all.

We believe we will be able to meet our primary liquidity requirements going forward through, among other sources:

●	$78.4 million in cash available at December 31, 2022;
●	proceeds from our revolving credit facilities dedicated to single-family residential investments, which we expect to add additional collateral to increase our availability up to approximately $50 million during 2023 (there was no availability at December 31, 2022);
●	proceeds from future mortgage debt financings for acquisition and/or development projects;
●	cash generated from operating activities; and
●	proceeds from potential offerings of common and preferred stock, as well as issuances of units of limited partnership interest in our Operating Partnership (“OP Units”).

The following table summarizes our contractual obligations as of December 31, 2022 related to our mortgage notes secured by our properties and revolving credit facilities. At December 31, 2022, our estimated future required payments on these obligations were as follows (amounts in thousands):

		Less than
	Total	One year	2024-2025	2026-2027	Thereafter
Mortgages Payable (Principal)	$98,231	$1,519	$3,356	$38,337	$55,019
Revolving Credit Facilities	55,000	—	55,000	—	—
Estimated Interest Payments on Mortgages Payable and Revolving Credit Facilities	29,907	8,462	11,120	6,926	3,399
Total	$183,138	$9,981	$69,476	$45,263	$58,418

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

As of December 31, 2022, the aggregate amount of our contractual commitments to fund future cash obligations in certain of our preferred equity and joint venture investments was $3.4 million.

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

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We believe our revolving credit facilities will serve as our primary debt source that will continue to enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. In addition to restrictive covenants, our revolving credit facilities contain material financial covenants. At December 31, 2022, we were in compliance with all covenants under our credit facilities. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of December 31, 2022, we own investments in seven joint ventures that are accounted for as held to maturity debt securities.

Cash Flows

Year ended December 31, 2022 as compared to the year ended December 31, 2021

As of December 31, 2022, we held an aggregate of 3,977 residential units held through seventeen real estate investments, consisting of ten consolidated operating investments and seven investments held through preferred equity investments. During the year ended December 31, 2022, net cash provided by operating activities was $3.5 million after net loss of $5.9 million was adjusted for the following:

●non-cash items of $7.0 million;
●a decrease in notes and accrued interest receivable of $2.9 million;
●distributions and preferred returns from unconsolidated joint ventures of $2.1 million;
●an increase in due to affiliates, net of $2.1 million; and
●a decrease in accounts receivable, prepaids and other assets of $0.1 million; offset by
●	a decrease in accounts payable and other accrued liabilities of $4.9 million.

Cash Flows from Investing Activities

During the year ended December 31, 2022, net cash used investing activities was $177.2 million, primarily due to the following:

●	$147.8 million used in acquiring consolidated real estate investments;
●	$56.4 million used in acquiring investments in unconsolidated joint ventures and notes receivable; and
●	$18.6 million used on capital expenditures; offset by
●	$45.6 million of repayments on notes receivable.

Cash Flows from Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $119.3 million, primarily due to the following:

●	$98.2 million of contributions from Parent;
●	proceeds of $55.0 million from borrowings on revolving credit facilities;
●	borrowings of $41.9 million on mortgages payable; and
●	capital contributions of $7.2 million from noncontrolling interests; offset by
●	$68.5 million cash distribution to Parent at spin-off;
●	$5.8 million of repayments of our mortgages payable;
●	$4.6 million in deferred financing costs;
●	$2.3 million paid for interest rate caps; and
●	$1.9 million in cash distributions paid to noncontrolling interests.

Operating Activities

Net cash flow provided by operating activities decreased $6.3 million in 2022 compared to 2021 primarily due to:

●Decrease of $6.2 million attributable to loss on extinguishment of debt;
●Decrease in accounts payable and other accrued liabilities of $5.6 million;
●Decrease in net distributions of income and preferred returns from preferred equity investments of $2.3 million; and
●Operating income, adjusted for non-cash activity, decreased $0.4 million; offset by
●Decrease in notes and accrued interest receivable of $4.8 million;
●Net increase in net due to affiliates of $2.0 million; and
●Decrease in accounts receivable, prepaid expenses and other assets of $1.4 million.

Investing Activities

Net cash used in investing activities was $177.2 million in 2022 compared to net cash provided by investing activities of $158.0 million in 2021 explained by:

●Lower proceeds from the sales of real estate investments of $401.8 million;
●Lower proceeds from sale and redemption of unconsolidated real estate joint ventures of $41.3 million; and
●Higher investments in unconsolidated real estate joint venture interests of $6.9 million; offset by;
●Decrease in acquisition of real estate investments and capital expenditures of $90.6 million;
●Increased repayments on notes receivable of $23.3 million; and
●Decrease in investment in notes receivable of $0.8 million.

Financing Activities

Net cash provided by financing activities was $119.3 million in 2022 as compared to net cash used in financing activities of $84.5 million in 2021. This increase of $203.8 million is primarily explained by:

●A decrease in net mortgage repayments of $252.6 million;

●A decrease in revolving credit facility repayments of $63.0 million;
●An increase in proceeds from credit facilities of $25.0 million; and
●A decrease in distributions to noncontrolling interests of $14.6 million; offset by
●An increase in cash distribution to Parent at spin-off of $68.5 million;
●A decrease in contributions from Parent of $62.2 million;
●A decrease in contributions from noncontrolling interests of $15.1 million;
●An increase in deferred financing fees of $3.4 million; and
●An increase in the purchase of interest rate caps of $2.3 million.

Capital Expenditures

The following table summarizes our total capital expenditures incurred for the years ended December 31, 2022 and 2021 (amounts in thousands):

	2022	2021
Redevelopment/renovations	$16,122	$1,875
Normally recurring capital expenditures	314	132
Routine capital expenditures	2,888	549
Total capital expenditures	$19,324	$2,556

Redevelopment and renovation costs are non-recurring capital expenditures for significant projects such as preparing a unit for rental. The renovation work varies, but may include flooring, cabinetry, paint, plumbing, appliances and other items required to make the unit rent ready. Routine capital expenditures are necessary non-revenue generating improvements that extend the useful life of the property and that are less frequent in nature, such as roof repairs and asphalt resurfacing. Normally recurring capital expenditures are necessary non-revenue generating improvements that occur on a regular ongoing basis, such as flooring and appliances.

Funds from Operations and Core Funds from Operations Attributable to Common Stockholders and Unit Holders

We believe that funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), and core funds from operations (“CFFO”) are important non-GAAP supplemental measures of operating performance for a REIT.

FFO attributable to common stockholders and unit holders is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. We define FFO, consistent with the NAREIT definition, as net income (loss), computed in accordance with GAAP, excluding gains or losses on sales of depreciable real estate property, plus depreciation and amortization of real estate assets, plus impairment write-downs of certain real estate assets and investments in entities where the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for notes receivable, unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

CFFO makes certain adjustments to FFO, removing the effect of items that do not reflect ongoing property operations such as acquisition expenses, non-cash interest, unrealized gains or losses on derivatives, provision for (recovery of) credit losses, losses on extinguishment of debt and debt modification costs (includes prepayment penalties incurred and the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt), one-time weather-related costs and stock compensation expense. We believe that CFFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core recurring property operations. As a result, we believe that CFFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential.

Our calculation of CFFO differs from the methodology used for calculating CFFO by certain other REITs and, accordingly, our CFFO may not be comparable to CFFO reported by other REITs. Our management utilizes FFO and CFFO as measures of our operating performance after adjustment for certain non-cash items, such as depreciation and amortization expenses, and acquisition and pursuit costs that are required by GAAP to be expensed but may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO and CFFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we also believe that FFO and CFFO may provide us and our stockholders with an additional useful measure to compare our financial performance to certain other REITs.

Neither FFO nor CFFO is equivalent to net income (loss), including net income (loss) attributable to common stockholders, or cash generated from operating activities determined in accordance with GAAP. Furthermore, FFO and CFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor CFFO should be considered as an alternative to net income, including net income (loss) attributable to common stockholders, as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

We historically operated as part of Bluerock Residential and not as a standalone company. On October 6, 2022, Bluerock Residential completed a spin-off transaction that resulted in its single-family residential real estate business and certain other assets being contributed to us. The accompanying combined consolidated financial statements have been derived from (i) Bluerock Residential’s historical accounting records and are presented on a carve-out basis for the period ended and prior to October 6, 2022, and (ii) our accounting records as a standalone company subsequent to the spin-off transaction. All revenues and costs as well as assets and liabilities directly associated with our business activity are included in the financial statements. The financial statements also include allocations of certain general, administrative, sales and marketing expenses and operations from Bluerock Residential for the period ending and prior to October 6, 2022. However, amounts recognized by us are not representative of the amounts that would have been reflected in the financial statements had we operated independently of Bluerock Residential. As such, the results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

The table below presents our calculation of FFO and CFFO for the years ended December 31, 2022 and 2021 ($ in thousands):

	2022	2021
Net (loss) income attributable to common stockholders	$(1,000)	$34,325
Add back: Net (loss) income attributable to Operating Partnership Units	(1,927)	65,826
Net (loss) income attributable to common stockholders and unit holders	(2,927)	100,151

Real estate depreciation and amortization	15,825	8,397
Gain on sale of real estate investments	(258)	(116,690)
Adjustment for partially owned noncontrolling interests	(2,715)	11,799
FFO attributable to Common Stockholders and Unit Holders	9,925	3,657

Acquisition and pursuit costs	167	—
Non-cash interest expense	2,441	982
Unrealized gain on derivatives	(3,084)	—
Recovery of credit losses	(402)	(28)
Loss on extinguishment of debt	—	6,172
Non-real estate depreciation and amortization	483	487
Weather-related losses, net	25	87
Transaction costs	24	—
Other income, net	(446)	(130)
Non-cash equity compensation	5,246	2,098
Adjustment for partially owned noncontrolling interests	(1,293)	(595)
CFFO Attributable to Common Stockholders and Unit Holders	$13,086	$12,730

Per Share and Unit Information:
FFO attributable to Common Stockholders and Unit Holders – diluted	$0.88	$0.33
CFFO attributable to Common Stockholders and Unit Holders – diluted	$1.16	$1.14

Weighted average common shares and units outstanding – diluted	11,239,378	11,214,229

Operating cash flow, FFO and CFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and CFFO.

Presentation of this information is intended to assist the reader in comparing the sustainability of the operating performance of different REITs, although it should be noted that not all REITs calculate FFO or CFFO the same way, so comparisons with other REITs may not be meaningful. FFO or CFFO should not be considered as an alternative to net income (loss) attributable to common stockholders or as an indication of our liquidity, nor is either indicative of funds available to fund our cash needs, including our ability to make distributions. Both FFO and CFFO should be reviewed in connection with other GAAP measurements.

Our Board will determine the amount of dividends to be paid to our stockholders. The determination of our Board will be based on several factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to qualify and maintain our REIT status under the Internal Revenue Code. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income”, determined without regard to the dividends paid deduction and excluding net capital gains, each year. While our policy is generally to pay distributions from cash flow from operations, we may declare distributions in excess of funds from operations. There were no distributions for the years ended December 31, 2022, and 2021.

Critical Accounting Policies and Estimates

Below is a discussion of the accounting policies that we consider critical to an understanding of our financial condition and operating results that may require complex or significant judgment in their application or require estimates about matters which are inherently uncertain.

Principles of Consolidation and Basis of Presentation

We conduct our operations through the Operating Partnership, of which we are the sole general partner. The combined consolidated financial statements include our accounts and those of the Operating Partnership and its subsidiaries. As of December 31, 2022, limited partners other than the Company owned approximately 67.0% of the common units of the Operating Partnership (35.03% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 31.97% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 3.48% which are not vested at December 31, 2022).

Bluerock Homes consists of the combined consolidated financial statements of the Operating Partnership and Bluerock REIT Operator, LLC, as well as the following investments and certain related entities: Alexan Southside Place, ARIUM Grandewood, Ballast, Golden Pacific, ILE, James at South First, Marquis at The Cascades, Mira Vista, Navigator Villas, Peak Housing, Peak JV 1 (formerly Indy and Springfield), Peak JV 2 (formerly Axelrod, Granbury, Granbury 2.0, Lubbock, Lubbock 2.0, Lubbock 3.0, Lynnwood, Lynnwood 2.0, Springtown, Springtown 2.0, Texarkana and Texas Portfolio 183), Peak JV 3 (formerly DFW 189), Peak JV 4 (formerly Savannah 319), Park & Kingston, Plantation Park, The Conley, The Cottages at Myrtle Beach, The Cottages at Warner Robins, The Cottages of Port St. Lucie, The District at Scottsdale, The Hartley at Blue Hill, The Woods at Forest Hill, Thornton Flats, Vickers Historic Roswell, Wayford at Concord, Wayford at Innovation Park, Weatherford 185, Willow Park and Yauger Park Villas. The financial statements also include allocations of certain general, administrative, sales and marketing expenses and operations from Bluerock Residential for the period ended and prior to October 6, 2022.

The combined consolidated statement of operations for the year ended December 31, 2022 includes (i) Bluerock Homes’ results of operations for the period of October 6 – December 31, 2022, which represents the results of operations following our spin-off from Bluerock Residential, and (ii) Bluerock Homes’ results of operations for the period ending and prior to October 6, 2022, which represents a carve-out of revenues and expenses attributable to us related to Bluerock Residential’s single-family residential home business. Our historical financial information for the year ended December 31, 2021 was prepared on the same basis as the carve-out period of 2022. As a result, results of operations for the year ended December 31, 2022 may not be comparative to our results of operations reported for the prior year presented.

The COVID-19 Pandemic

For much of 2020, the ongoing pandemic of the novel coronavirus and variants thereof (“COVID-19”) created significant uncertainty and economic disruption that adversely affected us and our tenants. The adverse impact of the pandemic moderated during 2021 and has significantly diminished during 2022. However, the continuing impact of the COVID-19 pandemic and its duration are unclear, and various factors could erode the progress that has been made against the virus to date. If conditions similar to those experienced in 2020, at the height of the pandemic, were to reoccur, such conditions and any resulting macro-economic changes could have material and adverse effects on our financial condition, results of operations and cash flows. We continue to closely monitor the impact of COVID-19 on all aspects of our business. For further information regarding the impact of COVID-19 on the Company, see the section titled “Risk Factors---Risks Related to Our Business, Properties and Industry” set forth in Item 1A of this Annual Report on Form 10-K.

Real Estate Investments, Preferred Equity Investments and Notes Receivable (Real Estate Loan Investment)

We first analyze an investment to determine if it is a variable interest entity (“VIE”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810: Consolidation and, if so, whether we are the primary beneficiary requiring consolidation of the entity. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change in value with changes in the fair value of the VIE’s net assets. We continuously re-assess at each level of the investment whether (i) the entity is a VIE, and (ii) we are the primary beneficiary of the VIE. If it was determined that an entity in which we hold an interest qualified as a VIE and we are the primary beneficiary, the entity would be consolidated.

If, after consideration of the VIE accounting literature, we have determined that an entity is not a VIE, we assess the need for consolidation under all other provisions of ASC 810. These provisions provide for consolidation of majority-owned entities through a majority voting interest held by the company providing control.

In assessing whether we are in control of and requiring consolidation of the limited liability company and partnership venture structures, we evaluate the respective rights and privileges afforded each member or partner (collectively referred to as “member”). Our member would not be deemed to control the entity if any of the other members has either (i) substantive kickout rights providing the ability to dissolve (liquidate) the entity or otherwise remove the managing member or general partner without cause or (ii) substantive participating rights in the entity. Substantive participating rights (whether granted by contract or law) provide for the ability to effectively participate in significant decisions of the entity that would be expected to be made in the ordinary course of business.

We analyze each investment that involves real estate acquisition, development, and construction to consider whether the investment qualifies as an investment in a real estate acquisition, development, and construction arrangement. We have evaluated our real estate investments as required by ASC 310-10 Receivables and concluded that no investments are considered an investment in a real estate acquisition, development, or construction arrangement. As such, we next evaluate if these investments are considered a security under ASC 320 Investments – Debt Securities.

For investments that meet the criteria of a security under ASC 320 Investments – Debt Securities, we classify each preferred equity investment as a held-to-maturity debt security as we have the intention and ability to hold the investment to maturity. We earn a fixed return on these investments which is included within preferred returns on unconsolidated real estate joint ventures in our combined consolidated statements of operations. We evaluate the collectability of each preferred equity investment and estimate a provision for credit loss, as applicable. We account for these investments as preferred equity investments in unconsolidated real estate joint ventures in our combined consolidated balance sheets.

For investments that do not meet the criteria of a security under ASC 320 Investments – Debt Securities, we have concluded that the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate. We recognize interest income on our notes receivable on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected. Costs incurred to originate our notes receivable are deferred and amortized using the effective interest method over the term of the related notes receivable. We evaluate the collectability of each loan investment and estimate a provision for credit loss, as applicable.

Real Estate Assets

Real Estate Purchase Price Allocations

Upon acquisition, we evaluate our acquired residential properties for purposes of determining whether a transaction should be accounted for as an asset acquisition or business combination. Purchases of residential properties are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Acquisition costs typically include legal fees, broker commissions and title fees, as well as other closing costs. In making estimates of fair values for purposes of allocating the purchase price of acquired properties, we utilize various sources including our own market knowledge obtained from historical transactions, published market data, and independent appraisers. In this regard, we also utilize information obtained from county tax assessment records to assist in the determination of the fair value of the land and building.

Intangible assets include the value of in-place leases which represents the estimated fair value of the net cash flows of leases in place at the time of acquisition, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. We amortize the value of in-place leases to expense over the remaining non-cancelable term of the respective leases, which is on average six months.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, prevailing interest rates and the number of years the property will be held for investment. The use of inappropriate assumptions could result in an incorrect valuation of acquired tangible assets, identifiable intangible assets and assumed liabilities, which could impact the amount of our net income (loss). Differences in the amount attributed to the fair value estimate of the various assets acquired can be significant based upon the assumptions made in calculating these estimates.

Capital Additions, Depreciation and Amortization

We capitalize costs incurred in connection with our capital additions activities, including redevelopment, development and construction projects, other tangible improvements, and replacements of existing components. Repair and maintenance and tenant turnover costs are expensed as incurred. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset. Accordingly, many factors are considered as part of our evaluation processes with no one factor necessarily determinative. Depreciation and amortization expense are computed on the straight-line method over the asset’s estimated useful life. We consider the period of future benefit of an asset to determine its appropriate useful life and anticipate the estimated useful lives of assets by class to be generally as follows:

Buildings	30 – 40 years
Building improvements	5 – 15 years
Land improvements	5 – 15 years
Furniture, fixtures and equipment	3 – 8 years
In-place leases	6 months

Impairment of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets. No impairment charges were recorded in 2022 or 2021.

Revenue Recognition

We recognize rental revenue on a straight-line basis over the terms of the rental agreements and in accordance with ASC Topic 842 Leases. Rental revenue is recognized on an accrual basis and when the collectability of the amounts due from tenants is deemed probable. Rental revenue is included within rental and other property revenues on our combined consolidated statement of operations. Amounts received in advance are recorded as a liability within other accrued liabilities on our combined consolidated balance sheet.

Other property revenues are recognized in the period earned.

Current Expected Credit Losses (CECL)

We estimate provision for credit losses on our loans (notes receivable) and preferred equity investments under CECL. This method is based on expected credit losses for the life of the investment as of each balance sheet date. The method for calculating the estimate of expected credit loss considers historical experience and current conditions for similar loans and reasonable and supportable forecasts about the future.

We estimate our provision for credit losses using a collective (pool) approach for investments with similar risk characteristics, such as collateral and duration of investment. In measuring the CECL provision for investments that share similar characteristics, we apply a default rate to the investments for the remaining loan or preferred equity investment hold period. As we do not have a significant historical population of loss data on our loan and preferred equity investments, our default rate utilized for CECL is based on an external historical loss rate for commercial real estate loans.

In addition to analyzing investments as a pool, we perform an individual investment assessment of expected credit losses. If it is determined that the borrower is experiencing financial difficulty, or a foreclosure is probable, or we expect repayment through the sale of the collateral, we calculate expected credit losses based on the value of the underlying collateral as of the reporting date. During this review process, if we determine that it is probable that we will not be able to collect all amounts due for both principal and interest according to the contractual terms of an investment, that loan or preferred equity investment is not considered fully recoverable and a provision for credit loss is recorded.

In estimating the value of the underlying collateral when determining if a loan or preferred equity investment is fully recoverable, we evaluate estimated future cash flows to be generated from the collateral underlying the investment. The inputs and assumptions utilized to estimate the future cash flows of the underlying collateral are based upon our evaluation of the operating results, economy, market trends, and other factors, including judgments regarding costs to complete any construction activities, lease-up and occupancy rates, rental rates, and capitalization rates utilized to estimate the projected cash flows at the disposition. We may also obtain a third-

party valuation which may value the collateral through an “as-is” or “stabilized value” methodology. If upon completion of the valuation the fair value of the underlying collateral securing the investment is less than the net carrying value, we record a provision for credit loss on that loan or preferred equity investment. As the investment no longer displays the characteristics that are similar to those of the pool of loans or preferred equity investments, the investment is removed from the CECL collective (pool) analysis described above.

New Accounting Pronouncements

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our Notes to the Combined Consolidated Financial Statements for a description of accounting pronouncements. We do not believe these new pronouncements will have a significant impact on our Combined Consolidated Financial Statements, cash flows or results of operations.

Subsequent Events

Issuance of LTIP Units under the BHM Incentive Plans

On January 1, 2023, we granted 3,303 LTIP Units pursuant to the BHM Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance.

Acquisition of Additional Interests in Peak JV 4, formerly Savannah 319

On January 6, 2023, we purchased Peak REIT OP’s interest in Peak JV 4, increasing our interest in the joint venture from 80% to 100%. We purchased Peak REIT OP’s interest for $1.0 million in cash after our priority equity contributions in the aggregate of $10.3 million were applied against the aggregate unit purchase prices of $15.8 million.

Issuance of C-LTIP Units for Payment of the Fourth Quarter 2022 Base Management Fee and Operating Expense Reimbursement

The Manager earned a base management fee of $1.8 million during the fourth quarter 2022. This amount was payable 50% in C-LTIP Units with the other 50% payable in either cash or C-LTIP Units, at the discretion of the Board. In addition, the Manager was entitled to a $0.4 million reimbursement for operating expenses it incurred on our behalf for the fourth quarter 2022. This reimbursement was payable in cash or C-LTIP Units, at the discretion of the Board. Upon consultation with the Manager, the Board elected to pay 100% of the base management fee and the operating expense reimbursement in C-LTIP Units. On February 22, 2023, we issued 85,750 and 17,462 C-LTIP Units in payment of the base management fee and the operating expense reimbursement, respectively, for the fourth quarter 2022.

Peak REIT OP Interests

On March 3, 2023, our agreement with Peak REIT OP regarding our total preferred equity investment was amended. Previously, we earned a 7.0% current return and a 3.0% accrued return, for a total preferred return of 10.0% per annum, on $16.0 million of our investment. On our remaining $4.3 million investment, we earned a 4.0% current return and a 4.0% accrued return, for a total preferred return of 8.0% per annum. On our total $20.3 million investment, we earned a total weighted average preferred return of 9.6% per annum. As part of the amendment, our two tranches of preferred equity investments were combined into one $20.3 million preferred equity investment earning a 6.4% current return and a 3.2% accrued return, for a total preferred return of 9.6% per annum. In addition, the amendment increased the collateral underlying our preferred investment from 474 units to 648 units.

On March 9, 2023, our preferred equity investment in the Peak REIT OP was partially redeemed for $4.1 million, which included principal investment of $4.0 million and accrued preferred return of $0.1 million, leaving our remaining preferred equity investment in the Peak REIT OP at $16.3 million.

Acquisition of Additional Interests in Peak JV 1, formerly Indy and Springfield

On March 8, 2023, we purchased Peak REIT OP’s interest in Peak JV 1, increasing our interest in the joint venture from 60% to 100%. We purchased Peak REIT OP’s interest for $4.1 million in cash after our priority equity contributions, plus adjustments typical in such real estate transactions, in the aggregate of $40.4 million were applied against the aggregate unit purchase prices of $50.6 million.

Investment Activity

Subsequent to December 31, 2022 and through the filing date of this Annual Report on Form 10-K, we (i) acquired an additional 18 consolidated operating units included in Peak JV 4, (ii) increased our preferred equity investment commitment in the Willow Park joint venture by $2.1 million, for a total commitment of $4.6 million, and (iii) increased our preferred equity investment commitment in The Woods at Forest Hill joint venture by $2.3 million, for a total commitment of $5.6 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through borrowing activities. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. We are not subject to foreign exchange rates or commodity price risk, and all of our financial instruments were entered into for other than trading purposes.

Our interest rate risk is monitored using a variety of techniques. The table below ($ in thousands) presents the principal payments and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes.

	2023	2024	2025	2026	2027	Thereafter	Total
Mortgage Notes Payable	$1,519	$1,639	$1,717	$37,471	$866	$55,019	$98,231
Weighted Average Interest Rate	4.15%	4.27%	4.27%	4.13%	5.43%	5.59%	4.97%

Revolving Credit Facilities	$—	$55,000	$—	$—	$—	$—	$55,000
Weighted Average Interest Rate	—	7.10%	—	—	—	—	7.10%

The fair value is estimated at $93.7 million for mortgages payable as of December 31, 2022.

The table above incorporates those exposures that exist as of December 31, 2022; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

Based on our debt and interest rates in effect at December 31, 2022, a 100 basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would increase future interest expense by approximately $0.2 million or decrease by $0.2 million, respectively, on an annual basis.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is hereby included in our Combined Consolidated Financial Statements beginning on page F-1 of the Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Because this Annual Report on Form 10-K is being filed within four business days from the date of the reportable events described below, we have elected to make the following disclosures in this Annual Report on Form 10-K instead of in a Current Report on Form 8-K under Item 3.03 and Item 5.03:

Item 3.03. Material Modification to Rights of Security Holders

On March 17, 2023, the Company filed Articles Supplementary (the “Articles Supplementary”) with the Maryland State Department of Assessments and Taxation to reclassify 30,000,000 shares of the Company’s authorized but unissued preferred stock, $0.01 par value per share, as shares of Series A Preferred Stock, with the powers, designations, preferences and other rights as set forth therein. The Articles Supplementary became effective upon filing on March 17, 2023.

Ranking. The Series A Preferred Stock ranks (a) senior to all classes or series of common stock and to any other class or series of our capital stock issued in the future, unless the terms of that capital stock expressly provide that it ranks senior to, or on parity with, the Series A Preferred Stock; (b) on a parity with any class or series of our capital stock, the terms of which expressly provide that it ranks on parity with the Series A Preferred Stock with respect to priority of payment of dividends and other distributions or rights upon liquidation, dissolution or winding up of the affairs of the Company (the “Parity Preferred Stock”); and (c) junior to any other class or series of capital stock, the terms of which expressly provide that it ranks senior to the Series A Preferred Stock, none of which exists on the date of the Articles Supplementary, and subject to payment of or provision for our debts and other liabilities.

Dividends. The Articles Supplementary provide that, commencing on the date of original issuance, the Company will pay cumulative cash dividends on each share of the Series A Preferred Stock at an annual rate of 6.0% of the Stated Value (each, a “Series A Cash Dividend”). Series A Cash Dividends are expected to be authorized and declared on a quarterly basis, payable monthly on the 5th day of the month to holders of record on the 25th day of the prior month (or if such payment date or record date is not a business day, on the immediately preceding business day). The initial Series A Cash Dividend on each share of Series A Preferred Stock will begin accruing on, and will be cumulative from, the date of original issuance of such share of Series A Preferred Stock. Each subsequent Series A Cash Dividend will begin accruing on, and will be cumulative from, the end of the most recent Series A Cash Dividend period for which a Series A Cash Dividend has been paid on each such share of Series A Preferred Stock.

Any such Series A Cash Dividend may vary among holders of Series A Preferred Stock, and may be prorated with respect to any shares of Series A Preferred Stock that were outstanding, less than the total number of days in the Series A Cash Dividend period immediately preceding the applicable dividend payment date, with the amount of any such prorated Series A Cash Dividend being computed on the basis of the actual number of days in such dividend period during which such shares of Series A Preferred Stock were outstanding.

Redemptions. The Series A Preferred Stock is redeemable by the Company as follows:

Redemption at Option of Holders.   Holders of the Series A Preferred Stock may, at their option, elect to cause the Company to redeem their shares at a redemption price equal to the Stated Value, initially $25.00 per share, less a redemption fee, plus an amount equal to any accrued but unpaid cash dividends, if any. The redemption fee shall be equal to:

·	Beginning on the date of original issuance of the shares to be redeemed: 12%

·	Beginning one year from the date of original issuance of the shares to be redeemed: 9%

·	Beginning two years from the date of original issuance of the shares to be redeemed: 6%

·	Beginning three years from the date of original issuance of the shares to be redeemed: 3%

·	Beginning four years from the date of original issuance of the shares to be redeemed: 0%

Optional Redemption Following Death or Qualifying Disability of a Holder. In addition, beginning on the date of original issuance, the Company will redeem shares of Series A Preferred Stock of a holder who is a natural person upon his or her death or upon his or her suffering a qualifying disability, including shares held through a revocable grantor trust, or an IRA or other retirement or profit-sharing plan, at the written request, (a) in the case of the death of a holder, the holder’s estate, the recipient of such shares through bequest or inheritance, or, with respect to shares held through a revocable grantor trust, the trustee of such trust, who will have the sole ability to request redemption on behalf of the trust, or (b) in the case of the disability of a holder, the holder or the holder’s legal representative. Only shares of Series A Preferred Stock that have been outstanding for at least one (1) year prior to redemption are eligible for redemption by the Company. The Company must receive such written request within one (1) year after the death or qualifying disability of the holder, but no sooner than one (1) year after the date of original issuance of such shares. If the holder is not a natural person, such as a trust (other than a revocable grantor trust) or a partnership, corporation or similar legal entity, the right of redemption upon death or qualifying disability shall be subject to the approval of company management in its sole discretion. Beginning one (1) year from the date of original issuance of the shares of Series A Preferred Stock to be redeemed, we will redeem such shares at a redemption price equal to 95% of the Stated Value, initially $25.00 per share, and beginning two (2) years from the date of original issuance of the shares of Series A Preferred Stock to be redeemed, we will redeem such shares at a redemption price equal to 100% of the Stated Value, in each case, plus an amount equal to any accrued but unpaid cash dividends thereon, if any, to and including the redemption date.

If a holder of Series A Preferred Stock causes the Company to redeem shares of Series A Preferred Stock, the Company has the right, in its sole discretion, to pay the redemption price in cash or in equal value of shares of its Class A Common Stock, in the Company’s sole discretion, based on the closing price per share of Class A Common Stock for the single trading day prior to the date of redemption.

The Company’s ability to redeem shares of Series A Preferred Stock in cash may be limited to the extent that the Company does not have sufficient funds available to fund such cash redemption. Further, the Company’s obligation to redeem any of the shares of Series A Preferred Stock submitted for redemption in cash may be restricted by Maryland law. No redemptions of shares of Series A Preferred Stock will be made in cash at such time as the terms and provisions of any agreement to which the Company is a party prohibits such redemption or provides that such redemption would constitute a breach thereof or a default thereunder.

Optional Redemption by the Company. On and after the second anniversary of the date of original issuance of the shares of Series A Preferred Stock to be redeemed, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, at a redemption price of 100% of the Stated Value, initially $25.00 per share, plus an amount equal to any accumulated but unpaid cash dividends to and including the redemption date, payable, in the Company’s sole discretion, in cash or in equal value of shares of Class A Common Stock based on the closing price per share of Class A Common Stock for the single trading day prior to the date of redemption. Any such Optional Redemption by the Company may be made conditional on such factors as determined by the board of directors and as set forth in a notice of redemption.

Change of Control Redemption by the Company. In addition, upon the occurrence of a Change of Control (as defined in the Articles Supplementary), the Company will be required to redeem all outstanding shares of the Series A Preferred Stock in whole within 60 days after the first date on which such Change of Control occurred, in cash at a redemption price of $25.00 per share, plus an amount equal to all accrued but unpaid cash dividends, if any, to and including the redemption date. If the Maryland law solvency tests prohibit us from paying the full redemption price in cash, then the Company will pay such portion as would otherwise violate the solvency tests in shares of Class A Common Stock to holders on a pro rata basis, based on the closing price per share of Class A Common Stock for the single trading day prior to the date of redemption.

Voting Rights. The Series A Preferred Stock generally has no voting rights. However, holders of shares of Series A Preferred Stock will have an exclusive voting right on any amendment to the Company’s charter that would alter only the contract rights, as expressly set forth in the charter, of the Series A Preferred Stock, with any such amendment requiring the affirmative vote or consent of holders of two-thirds of the Series A Preferred Stock issued and outstanding at the time.

In addition, holders of shares of Series A Preferred Stock and of any Parity Preferred Stock upon which like voting rights have been conferred (such Parity Preferred Stock, the “Parity Voting Preferred Stock”), voting together as a single class, will also have an exclusive right to vote on any amendment, alteration or repeal of the charter, including the terms of the Series A Preferred Stock, that would alter only the contract rights, as expressly set forth in the charter, of the Series A Preferred Stock and such Parity Voting Preferred Stock, with any such action requiring the affirmative vote or consent of the holders of shares of Series A Preferred Stock and such Parity Voting Preferred Stock entitled to cast two-thirds of all the votes entitled to be cast by such holders on such matter, with each holder of Series A Preferred Stock and such Parity Voting Preferred Stock entitled to one vote for each $25.00 in liquidation preference.

Further, holders of shares of Series A Preferred Stock will also have the right to vote to (a) authorize, create or issue, or increase the number of authorized or issued shares of, any class or series of the Company’s capital stock ranking senior to the Series A Preferred Stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up (any such senior stock, the “Senior Stock”), (b) reclassify any authorized shares of the Company’s capital stock into Senior Stock, or (c) create, authorize or issue any obligation or security convertible into, or evidencing the right to purchase, Senior Stock. Any such action will require the approval of a majority of all votes collectively entitled to be cast by the holders of  (i) Series A Preferred Stock, and (ii) any Parity Voting Preferred Stock, voting together as a single class, with each such holder entitled to one vote for each $25.00 in liquidation preference.

There are restrictions on ownership of the Series A Preferred Stock intended to preserve the Company’s qualification as a REIT.

The foregoing description of the Articles Supplementary is a summary and is qualified in its entirety by the terms of the Articles Supplementary, a copy of which is filed as Exhibit No. 3.1 to this Annual Report on Form 10-K and incorporated by reference into this Item 3.03.

Item 5.03.Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

The information set forth above under Item 3.03 of this Annual Report on Form 10-K is hereby incorporated by reference into this Item 5.03.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of Documents Filed.
1.	Financial Statements

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

(b)	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	Financial Statement Schedules.

Our combined consolidated financial statements and supplementary data are included as a separate section in this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK HOMES TRUST, INC.

Date: March 22, 2023	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BLUEROCK HOMES TRUST, INC.

Date: March 22, 2023	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

Date: March 22, 2023	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 22, 2023	/s/ Elizabeth Harrison
Elizabeth Harrison
Director

Date: March 22, 2023	/s/ Kamal Jafarnia
Kamal Jafarnia
Director

Date: March 22, 2023	/s/ I. Bobby Majumder
I. Bobby Majumder
Director

Date: March 22, 2023	/s/ Romano Tio
Romano Tio
Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bluerock Homes Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying combined consolidated balance sheets of Bluerock Homes Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related combined consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Southfield, Michigan

March 22, 2023

BLUEROCK HOMES TRUST, INC.

COMBINED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
ASSETS
Net Real Estate Investments
Land	$69,369	$41,997
Buildings and improvements	412,463	278,592
Furniture, fixtures and equipment	8,159	2,459
Total Gross Real Estate Investments	489,991	323,048
Accumulated depreciation	(17,865)	(4,964)
Total Net Real Estate Investments	472,126	318,084
Cash and cash equivalents	78,426	129,389
Restricted cash	4,136	7,540
Notes and accrued interest receivable, net	—	38,883
Due from affiliates	—	428
Accounts receivable, prepaids and other assets, net	17,916	5,094
Preferred equity investments in unconsolidated real estate joint ventures, net	86,289	39,521
In-place lease intangible assets, net	—	2,525
TOTAL ASSETS	$658,893	$541,464

LIABILITIES AND EQUITY
Mortgages payable	$98,191	$63,007
Revolving credit facilities	55,000	—
Accounts payable	1,751	2,087
Other accrued liabilities	9,752	10,778
Due to affiliates	2,211	506
Distributions payable	—	3,115
Total Liabilities	166,905	79,493
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 250,000,000 and no shares authorized at December 31, 2022 and 2021, respectively; no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock - Class A, $0.01 par value, 562,500,000 and no shares authorized at December 31, 2022 and 2021, respectively; 3,835,013 and no shares issued and outstanding at December 31, 2022 and 2021, respectively	38	—
Common stock - Class C, $0.01 par value, 187,500,000 and no shares authorized at December 31, 2022 and 2021, respectively; 8,489 and no shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Predecessor Bluerock Homes equity	—	116,510
Additional paid-in-capital	126,623	—
Retained earnings	33,325	34,325
Total Stockholders’ Equity	159,986	150,835
Noncontrolling Interests
Operating partnership units	307,825	289,258
Partially owned properties	24,177	21,878
Total Noncontrolling Interests	332,002	311,136
Total Equity	491,988	461,971
TOTAL LIABILITIES AND EQUITY	$658,893	$541,464

See Notes to Combined Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022 (1)	2021
Revenues
Rental and other property revenues	$32,859	$9,275
Interest income from loan investments	1,285	5,355
Total revenues	34,144	14,630

Expenses
Property operating	15,171	3,230
Property management and asset management fees	3,834	550
General and administrative	7,102	4,570
Management fees to related party	1,787	—
Acquisition and pursuit costs	167	—
Weather-related losses, net	25	—
Depreciation and amortization	16,007	5,891
Total expenses	44,093	14,241
Operating (loss) income	(9,949)	389

Other income (expense)
Other income	446	253
Preferred returns on unconsolidated real estate joint ventures	8,588	3,190
Recovery of credit losses	402	28
Transaction costs	(24)	—
Interest expense, net	(5,699)	(2,915)
Total other income	3,713	556
Net (loss) income from continuing operations	(6,236)	945

Discontinued operations
Income on operations of rental property	53	340
Loss on extinguishment of debt	—	(6,172)
Gain on sale of assets from discontinued operations	258	116,690
Income from discontinued operations	311	110,858

Net (loss) income	(5,925)	111,803
Net (loss) income attributable to noncontrolling interests
Operating partnership units	(1,927)	65,826
Partially-owned properties	(2,998)	11,652
Net (loss) income attributable to noncontrolling interests	(4,925)	77,478
Net (loss) income attributable to common stockholders	$(1,000)	$34,325

Net (loss) income per common share – Basic
Continuing operations	$(0.29)	$0.14
Discontinued operations	0.03	8.79
	$(0.26)	$8.93
Net (loss) income per common share - Diluted
Continuing operations	$(0.29)	$0.14
Discontinued operations	0.03	8.79
	$(0.26)	$8.93

Weighted average basic common shares outstanding	3,843,502	3,843,502
Weighted average diluted common shares outstanding	3,843,502	3,843,502
(1)	The combined consolidated statement of operations for the year ended December 31, 2022 includes (i) the Company’s results of operations for the period of October 6 – December 31, 2022, which represents the Company’s results of operations following its spin-off from Bluerock Residential, and (ii) the Company’s results of operations for the period ending and prior to October 6, 2022, which represents a carve-out of revenues and expenses attributable to the Company related to Bluerock Residential’s single-family residential home business. The Company’s historical financial information for the year ended December 31, 2021 was prepared on the same basis as the carve-out period of 2022. As a result, results of operations for the year ended December 31, 2022 may not be comparative to the Company’s results of operations reported for the prior year presented.

See Notes to Combined Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

COMBINED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock
					Predecessor
	Number of	Par	Number of	Par	Bluerock Homes	Additional	Retained	Noncontrolling
	Shares	Value	Shares	Value	Equity	Paid-in Capital	Earnings	Interests	Total Equity
Balance, January 1, 2021	—	$—	—	$—	$(43,854)	$—	$—	$227,825	$183,971

Contributions, net	—	—	—	—	160,364	—	—	22,353	182,717
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	(16,520)	(16,520)
Net income	—	—	—	—	—	—	34,325	77,478	111,803
Balance, December 31, 2021	—	$—	—	$—	$116,510	$—	$34,325	$311,136	$461,971

Contributions, net	—	—	—	—	98,204	—	—	7,223	105,427
Cash distribution to Parent at spin-off	—	—	—	—	(68,470)	—	—	—	(68,470)
Predecessor Bluerock Homes Equity reclassified at spin-off	—	—	—	—	(146,244)	128,714	—	17,530	—
Issuance of Class A common stock at spin-off	3,835,013	38	—	—	—	—	—	—	38
Issuance of Class C common stock at spin-off	—	—	8,489	—	—	—	—	—	—
Issuance of LTIP Units for director compensation	—	—	—	—	—	—	—	566	566
Issuance of LTIP Units to Manager	—	—	—	—	—	—	—	306	306
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	(1,925)	(1,925)
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	—	(2,091)	—	2,091	—
Net loss	—	—	—	—	—	—	(1,000)	(4,925)	(5,925)
Balance, December 31, 2022	3,835,013	$38	8,489	$—	$—	$126,623	$33,325	$332,002	$491,988

See Notes to Combined Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(5,925)	$111,803
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,768	9,827
Amortization of fair value adjustments	(319)	(261)
Preferred returns on unconsolidated real estate joint ventures	(8,588)	(3,190)
Gain on sale of assets from discontinued operations	(258)	(116,690)
Fair value adjustment of interest rate caps and swaps	(3,084)	—
Loss on extinguishment of debt	—	6,172
Recovery of credit losses	(402)	(28)
Distributions of income and preferred returns from preferred equity investments in unconsolidated real estate joint ventures	2,125	4,437
Share-based compensation attributable to equity incentive plan	566	—
Share-based compensation to Manager – LTIP Units	306	—
Changes in operating assets and liabilities:
Due to affiliates, net	2,134	151
Accounts receivable, prepaids and other assets	127	(1,264)
Notes and accrued interest receivable	2,942	(1,867)
Accounts payable and other accrued liabilities	(4,894)	719
Net cash provided by operating activities	3,498	9,809

Cash flows from investing activities
Acquisitions of real estate investments	(147,813)	(255,400)
Capital expenditures	(18,648)	(1,702)
Investment in notes receivable	(9,645)	(10,419)
Repayments on notes receivable	45,645	22,319
Proceeds from sale of real estate investments	—	401,780
Proceeds from sale and redemption of unconsolidated real estate joint ventures	—	41,262
Investments in unconsolidated real estate joint venture interests	(46,716)	(39,792)
Net cash (used in) provided by investing activities	(177,177)	158,048

Cash flows from financing activities
Distributions to noncontrolling interests	(1,925)	(16,520)
Contributions from noncontrolling interests	7,223	22,353
Contribution from Parent	98,204	160,364
Cash distribution to Parent at spin-off	(68,470)	—
Other financing activities	38	—
Borrowings on mortgages payable	41,942	2,573
Repayments on mortgages payable including prepayment penalties	(5,819)	(219,021)
Proceeds from revolving credit facilities	55,000	30,000
Repayments on revolving credit facilities	—	(63,000)
Payments of deferred financing fees	(4,616)	(1,209)
Purchase of interest rate caps	(2,265)	—
Net cash provided by (used in) financing activities	119,312	(84,460)

Net (decrease) increase in cash, cash equivalents and restricted cash	(54,367)	83,397
Cash, cash equivalents and restricted cash, beginning of year	136,929	53,532
Cash, cash equivalents and restricted cash, end of year	$82,562	$136,929

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$78,426	$129,389
Restricted cash	4,136	7,540
Total cash, cash equivalents and restricted cash, end of year	$82,562	$136,929

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$5,926	$4,599

Supplemental disclosure of non-cash investing and financing activities
Mortgages assumed upon property acquisitions	$—	$40,501
Capital expenditures held in accounts payable and other accrued liabilities	$1,585	$909

See Notes to Combined Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Bluerock Homes Trust, Inc. (the “Company” or “Bluerock Homes”) was incorporated as a Maryland corporation on December 16, 2021. The Company had historically operated as part of Bluerock Residential Growth REIT, Inc (“Bluerock Residential” or “Parent”) and not as a standalone company. On October 6, 2022, Bluerock Residential completed a spin-off transaction (see “Separation and Distribution Agreement” below) that resulted in its single-family residential real estate business and certain other assets being contributed to the Company. The accompanying combined consolidated financial statements have been derived from (i) Bluerock Residential’s historical accounting records and are presented on a carve-out basis for the period ended and prior to October 6, 2022, and (ii) the Company’s accounting records as a standalone company subsequent to the spin-off transaction. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included in the financial statements. The financial statements also include allocations of certain general, administrative, sales and marketing expenses and operations from Bluerock Residential for the period ended and prior to October 6, 2022. However, amounts recognized by the Company are not representative of the amounts that would have been reflected in the financial statements had the Company operated independently of Bluerock Residential. Related-party allocations are discussed further in Note 13. All significant intercompany balances and transactions have been eliminated. Any references to “the Company,” “we,” “us,” or “our” for all periods ended October 6, 2022 and prior refer to Bluerock Homes as owned by Bluerock Residential, and for all periods subsequent to October 6, 2022 refer to Bluerock Homes as an independent, publicly traded company.

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

As of December 31, 2022, the Company held an aggregate of 3,977 residential units held through seventeen real estate investments, consisting of ten consolidated operating investments and seven investments held through preferred equity investments. As of December 31, 2022, the Company’s consolidated operating investments were approximately 94.8% occupied.

The Company intends to elect to be taxed and to operate in a manner that will allow it to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with its taxable year ended December 31, 2022 upon the filing of our U.S. federal income tax return for such taxable year. As a REIT, the Company generally will not be subject to corporate-level income taxes. To qualify and maintain our REIT status, the Company will be required, among other requirements, to distribute annually at least 90% of its “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to the Company’s stockholders. If the Company fails to qualify and maintain its qualification as a REIT in any taxable year, it would be subject to federal income tax on its taxable income at regular corporate tax rates.

Separation and Distribution Agreement

On October 5, 2022, the Company entered into a Separation and Distribution Agreement (the “Separation Agreement”) with Bluerock Residential, Badger Parent, Badger Holdco LLC and Bluerock Residential Holdings, L.P., the Company’s operating partnership (the “Operating Partnership”) in connection with the Company’s separation and spin-off from Bluerock Residential (see “Spin-Off” below). The Separation Agreement contains the key provisions relating to the separation from Bluerock Residential of its single-family residential real estate business and certain other assets (the “Separation”). It also sets forth certain other covenants and agreements between the Company and Bluerock Residential related to the Separation, including, among other things, provisions concerning the allocation of cash to the Company prior to the Separation and the treatment of shared contracts following the Separation, as well as certain covenants and agreements that govern aspects of the ongoing relationship between the Company and Bluerock Residential following the Distribution, including, among other things, provisions with respect to the release of claims, insurance, employee liabilities, expenses and indemnification. On October 6, 2022, pursuant to the Separation and Distribution Agreement, Bluerock Residential contributed to the Company the SpinCo Cash Amount (as that term is defined the Separation and Distribution Agreement) of approximately $74 million in cash; in addition, the Company held $22 million at its properties for a total cash and restricted cash balance of approximately $96 million on October 6, 2022. The foregoing description of the Separation Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Separation Agreement, which is filed as Exhibit 2.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2022.

Spin-Off

On October 6, 2022, following the Separation and pursuant to the Separation Agreement, Bluerock Residential completed the spin-off of the Company by distributing all of the Company’s outstanding shares of Class A common stock and Class C common stock to the holders of Bluerock Residential common stock (the “Distribution”) as of the record date, September 29, 2022 (the “Spin-Off”). As a result of the Separation, the Distribution and the Spin-Off, the Company became an independent publicly-traded company and our Class A common stock is listed under the symbol “BHM” on the NYSE American. Following the Separation, the Distribution and the Spin-Off, the former holders of Bluerock Residential common stock who received shares of the Company’s common stock in the Distribution indirectly owned approximately 34% of the Company’s single-family residential business, and holders of units in the Operating Partnership (other than the holders of the Company’s common stock) indirectly owned approximately 66% of the Company’s single-family residential business.

Articles of Amendment and Restatement and Bylaws

In connection with the Separation and the Distribution, the Company filed Articles of Amendment and Restatement (the “Second Articles of Amendment and Restatement”) with the Maryland State Department of Assessments and Taxations on October 5, 2022, which became effective as of 12:00 a.m. on October 6, 2022, amending and restating its charter. The Second Articles of Amendment and Restatement provide for, among other things, (i) an increase in our authorized number of shares of capital stock to 1,000,000,000 shares, consisting of 750,000,000 shares of common stock, $0.01 par value per share and 250,000,000 shares of preferred stock, $0.01 par value per share, and (ii) restrictions on transfer and ownership intended to enable the Company to qualify and maintain its qualification as a real estate investment trust. On October 6, 2022, the Company also amended and restated its bylaws (the “Amended and Restated Bylaws”) to provide terms appropriate as an ongoing publicly traded company. The foregoing description of the Second Articles of Amendment and Restatement and the Amended and Restated Bylaws is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of each of the Second Articles of Amendment and Restatement and the Amended and Restated Bylaws, which are filed as Exhibits 3.1 and 3.2, respectively, to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2022.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company conducts its operations through the Operating Partnership, of which it is the sole general partner. The combined consolidated financial statements include the Company’s accounts and those of the Operating Partnership and its subsidiaries. As of December 31, 2022, limited partners other than the Company owned approximately 67.0% of the common units of the Operating Partnership (35.03% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 31.97% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 3.48% which are not vested at December 31, 2022).

Bluerock Homes consists of the combined consolidated financial statements of the Operating Partnership and Bluerock REIT Operator, LLC, as well as the following investments and certain related entities: Alexan Southside Place, ARIUM Grandewood, Ballast, Golden Pacific, ILE, James at South First, Marquis at The Cascades, Mira Vista, Navigator Villas, Peak Housing, Peak JV 1 (formerly Indy and Springfield), Peak JV 2 (formerly Axelrod, Granbury, Granbury 2.0, Lubbock, Lubbock 2.0, Lubbock 3.0, Lynnwood, Lynnwood 2.0, Springtown, Springtown 2.0, Texarkana and Texas Portfolio 183), Peak JV 3 (formerly DFW 189), Peak JV 4 (formerly Savannah 319), Park & Kingston, Plantation Park, The Conley, The Cottages at Myrtle Beach, The Cottages at Warner Robins, The Cottages of Port St. Lucie, The District at Scottsdale, The Hartley at Blue Hill, The Woods at Forest Hill, Thornton Flats, Vickers Historic Roswell, Wayford at Concord, Wayford at Innovation Park, Weatherford 185, Willow Park and Yauger Park Villas. The financial statements include allocations of certain general, administrative, sales and marketing expenses and operations from Bluerock Residential for the period ended and prior to October 6, 2022.

The combined consolidated financial statements include certain prior period reclassifications made by the Company to reflect the Operating Partnership unitholders’ approximately 66% ownership in the Company following the Separation and Distribution. Reclassifications to net (loss) income on the combined consolidated statements of operations, along with reclassifications to stockholders’ equity and noncontrolling interest for Operating Partnership unitholders on the combined consolidated balances sheets and statements of stockholders’ equity, were made for the period ending and prior to October 6, 2022 and for the year ended December 31, 2021.

Significant Risks and Uncertainties

The COVID-19 Pandemic

For much of 2020, the ongoing pandemic of the novel coronavirus and variants thereof (“COVID-19”) created significant uncertainty and economic disruption that adversely affected the Company and its tenants. The adverse impact of the pandemic moderated during 2021 and has significantly diminished during 2022. However, the continuing impact of the COVID-19 pandemic and its duration are unclear, and various factors could erode the progress that has been made against the virus to date. If conditions similar to those experienced in 2020, at the height of the pandemic, were to reoccur, such conditions and any resulting macro-economic changes could have material and adverse effects on the Company’s financial condition, results of operations and cash flows. The Company continues to closely monitor the impact of COVID-19 on all aspects of its business. For further information regarding the impact of COVID-19 on the Company, see the section titled “Risk Factors---Risks Related to Our Business, Properties and Industry” set forth in Item 1A of this Annual Report on Form 10-K.

Summary of Significant Accounting Policies

Real Estate Investments, Preferred Equity Investments and Notes Receivable (Real Estate Loan Investment)

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

The Company analyzes each investment that involves real estate acquisition, development, and construction to consider whether the investment qualifies as an investment in a real estate acquisition, development, and construction arrangement. The Company has evaluated its real estate investments as required by ASC 310-10 Receivables and concluded that no investments are considered an investment in a real estate acquisition, development, or construction arrangement. As such, the Company next evaluates if these investments are considered a security under ASC 320 Investments – Debt Securities.

For investments that meet the criteria of a security under ASC 320 Investments – Debt Securities, the Company classifies each preferred equity investment as a held-to-maturity debt security as the Company has the intention and ability to hold the investment to maturity. The Company earns a fixed return on these investments which is included within preferred returns on unconsolidated real estate joint ventures in its combined consolidated statements of operations. The Company evaluates the collectability of each preferred equity investment and estimates a provision for credit loss, as applicable. Refer to the Current Expected Credit Losses (“CECL”) section of this Note for further information regarding CECL and the Company’s provision for credit losses. The Company accounts for these investments as preferred equity investments in unconsolidated real estate joint ventures in its combined consolidated balance sheets.

For investments that do not meet the criteria of a security under ASC 320 Investments – Debt Securities, the Company has concluded that the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate. The Company recognizes interest income on its notes receivable on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected. Costs incurred to originate its notes receivable are deferred and amortized using the effective interest method over the term of the related notes receivable. The Company evaluates the collectability of each loan investment and estimates a provision for credit loss, as applicable. Refer to the CECL section of this Note for further information regarding CECL and the Company’s provision for credit losses.

Fair Value of Financial Instruments

As of December 31, 2022 and December 31, 2021, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due to and due from affiliates, accounts payable, other accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations. Refer to Note 11 for further information regarding fair value measurements.

Real Estate Assets

Real Estate Purchase Price Allocations

Upon acquisition, the Company evaluates its acquired residential properties for purposes of determining whether a transaction should be accounted for as an asset acquisition or business combination. Purchases of residential properties are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Acquisition costs typically include legal fees, broker commissions and title fees, as well as other closing costs. In making estimates of fair values for purposes of allocating the purchase price of acquired properties, the Company utilizes various sources including its own market knowledge obtained from historical transactions, published market data, and independent appraisers. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building.

Intangible assets include the value of in-place leases which represents the estimated fair value of the net cash flows of leases in place at the time of acquisition, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. The Company amortizes the value of in-place leases to expense over the remaining non-cancelable term of the respective leases, which is on average six months.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, prevailing interest rates and the number of years the property will be held for investment. The use of inappropriate assumptions could result in an incorrect valuation of acquired tangible assets, identifiable intangible assets and assumed liabilities, which could impact the amount of the Company’s net income (loss). Differences in the amount attributed to the fair value estimate of the various assets acquired can be significant based upon the assumptions made in calculating these estimates.

Capital Additions, Depreciation and Amortization

The Company capitalizes costs incurred in connection with its capital additions activities, including redevelopment, development and construction projects, other tangible improvements, and replacements of existing components. Repair and maintenance and tenant turnover costs are expensed as incurred. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset. Accordingly, many factors are considered as part of our evaluation processes with no one factor necessarily determinative. Depreciation and amortization expense are computed on the straight-line method over the asset’s estimated useful life. The Company considers the period of future benefit of an asset to determine its appropriate useful life and anticipates the estimated useful lives of assets by class to be generally as follows:

Buildings	30 – 40 years
Building improvements	5 – 15 years
Land improvements	5 – 15 years
Furniture, fixtures and equipment	3 – 8 years
In-place leases	6 months

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

Restricted Cash

Restricted cash is composed of lender-imposed escrow accounts for replacement reserves, tenant deposits, real estate taxes and insurance.

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

Deferred Financing Fees

Deferred financing fees represent commitment fees, legal fees and other third-party costs associated with obtaining financing. Fees associated with the Company’s revolving lines of credit are recorded within accounts receivable, prepaids and other assets on the combined consolidated balance sheet. Deferred fees associated with its lines of credit are amortized to interest expense over the terms of the financing agreements using the straight-line method, which approximates the effective interest method.

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

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the terms of the rental agreements and in accordance with ASC Topic 842 Leases. Rental revenue is recognized on an accrual basis and when the collectability of the amounts due from tenants is deemed probable. Rental revenue is included within rental and other property revenues on the Company’s combined consolidated statement of operations. Amounts received in advance are recorded as a liability within other accrued liabilities on the Company’s combined consolidated balance sheet.

Other property revenues are recognized in the period earned.

The Company recognizes a gain or loss on the sale of real estate assets when the criteria for an asset to be derecognized are met, which include when (i) a contract exists and (ii) the buyer obtains control.

Stock-Based Compensation

The Company expenses the fair value of share awards in accordance with the fair value recognition requirements of ASC Topic 718 Compensation-Stock Compensation. ASC Topic 718 requires companies to measure the cost of the recipient services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost of the share award is expensed over the requisite service period (usually the vesting period).

Distribution Policy

The Company expects to authorize and declare regular cash distributions to its stockholders to qualify and maintain its REIT status. Distributions to stockholders will be determined by the Company’s board of directors (the “Board”) and will be dependent upon a number of factors, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain the Company’s status as a REIT, and other considerations as the Board may deem relevant. Distributions are recorded as a reduction of stockholders’ equity in the period in which they are declared.

Dividends may be funded from a variety of sources. In particular, the Company expects that, initially, dividends may exceed net income under GAAP because of non-cash expenses, mainly depreciation and amortization expense, which are included in net income. To the extent that funds available for distribution are less than the amount required to be distributed to stockholders to satisfy the requirements to qualify as a REIT, the Company may consider various means to cover any such shortfall, including borrowing under loans, selling certain assets or using a portion of the net proceeds from future offerings of equity, equity-related securities or debt securities or declaring taxable share dividends. In addition, the Company’s charter allows the issuance of preferred equity shares that could have a preference on dividends, and if the Company does, the dividend preference on the preferred equity could limit the ability to pay dividends to the holders of our common stock.

Reportable Segment

The Company owns and operates residential investments that generate rental and other property-related income through the leasing of units to a diverse base of tenants. The Company evaluates operating performance on an individual property investment level and based on the investments’ similar economic characteristics. The Company’s primary financial measure for operating performance is net operating income (“NOI”) as it measures the core operations of property performance by excluding corporate level expenses and those other items not related to property operating performance. The Company views its residential real estate assets as one reportable segment, and, accordingly, aggregates its properties into one reportable segment.

Lessor Accounting

The Company’s current portfolio generates rental revenue by leasing residential units. As lease revenues for residential units fall under the scope of ASC Topic 842, such lease revenues are classified as operating leases with straight-line recognition over the terms of the relevant lease agreement and inclusion within rental revenue. Resident leases are generally for one-year or month-to-month terms and are renewable by mutual agreement between the Company and the resident. Non-lease components of the Company’s leases are combined with the related lease component and accounted for as a single lease component under ASC Topic 842. The balances of net real estate investments and related depreciation on the Company’s combined consolidated financial statements relate to assets for which the Company is the lessor.

Lessee Accounting

The Company determines whether an arrangement is a lease at inception. The Company determined that its lessee operating lease commitments have no material impact on its combined consolidated financial statements with the adoption of ASC Topic 842. The Company will continue to assess any modification of existing lease agreements and execution of any new lease agreements for the potential requirement of recording a right-of-use asset or liability in the future.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In January 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-01 “Reference Rate Reform (Topic 848)” (“ASU 2021-01”). The amendments in ASU 2021-01 were effective immediately and permit entities to elect certain optional expedients in connection with reference rate reform activities and their impact on debt, contract modifications and derivative instruments as it is expected the global market will transition from LIBOR and other interbank offered rates to alternative reference rates. The initial sunset date for election of the amendments in ASU 2021-01 was December 31, 2022, though with the issuance by FASB of ASU 2022-06 “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, the amendments in ASU 2021-01 can be elected over time as reference rate reform activities occur through December 31, 2024. The Company has not elected the optional expedients, though it continues to evaluate the impact of the guidance and may apply elections as applicable as changes in the market occur.

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

Note 3 – Discontinued Operations

During 2021, the Company sold six multifamily consolidated operating investments as follows: ARIUM Grandewood, James at South First, Marquis at The Cascades, Plantation Park, Park & Kingston and The District at Scottsdale. The Company did not sell any consolidated operating investments in 2022.

We have concluded that these multifamily apartment community sales are discontinued operations as the asset group represents a component of an entity, the component met the criteria of held for sale in 2021, and the disposals represented a strategic shift in our business from multifamily apartment communities to single-family residential units. As a result, certain items were reclassified as part of discontinued operations for comparative purposes. The amounts in the statement of operations that are included in discontinued operations at December 31, 2022 and 2021 are summarized in the following table (amounts in thousands):

	2022	2021
Total Revenues	$—	$8,875

Expenses
Property operating	(53)	3,423
Property management and asset management fees	—	213
Weather-related losses, net	—	87
Depreciation and amortization	—	2,692
Interest expense, net	—	2,120
Total expenses	(53)	8,535
Income on operations of rental property	53	340
Loss on extinguishment of debt	—	(6,172)
Gain on sale of real estate assets	258	116,690
Income from discontinued operations	$311	$110,858

The amounts in the statement of cash flows that are included in discontinued operations at December 31, 2021 are summarized in the following table (amounts in thousands). No amounts are included in the statement of cash flows at December 31, 2022.

2021
Depreciation and amortization	$2,929
Capital expenditures	714

Note 4 – Sale of Real Estate Assets

Sale of ARIUM Grandewood

On January 28, 2021, the Company closed on the sale of ARIUM Grandewood located in Orlando, Florida. The property was sold for approximately $65.3 million, subject to certain prorations and adjustments typical in such real estate transactions. After consideration of the $39.1 million senior mortgage and payment of closing costs and fees of $1.1 million, the sale of ARIUM Grandewood generated net proceeds of approximately $25.1 million and a gain on sale of approximately $27.7 million. The Company recorded debt modification costs of $0.1 million related to the collateral substitution transaction.

Sale of James at South First

On February 24, 2021, the Company closed on the sale of James at South First located in Austin, Texas. The property was sold for $50.0 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of existing mortgage indebtedness encumbering the property in the amount of $25.6 million, the payment of early extinguishment of debt costs of $2.5 million and payment of closing costs and fees of $0.5 million, the sale of the property generated net proceeds of approximately $21.1 million and a gain on sale of approximately $17.4 million. The Company’s pro rata share of the proceeds was approximately $18.1 million. The Company recorded a loss on extinguishment of debt of $2.6 million related to the sale.

Sale of Marquis at The Cascades

On March 1, 2021, the Company closed on the sale of the Marquis at The Cascades properties, located in Tyler, Texas, pursuant to the terms and conditions of two separate purchase and sales agreements. The properties were sold for approximately $90.9 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the properties in the amount of $53.6 million and payment of closing costs and fees of $0.3 million, the sale of the properties generated net proceeds of approximately $37.3 million and a gain on sale of approximately $23.7 million. The Company’s pro rata share of the proceeds was approximately $32.6 million. The Company recorded a loss on extinguishment of debt of $0.3 million related to the sale.

Sale of The Conley Interests

On March 18, 2021, The Conley, the underlying asset of an unconsolidated joint venture located in Leander, Texas, was sold. Upon the sale, the Company’s preferred equity investment was redeemed by the joint venture for $16.5 million, which included its original preferred investment of $15.2 million and accrued preferred return of $1.3 million.

Sale of Alexan Southside Place Interests

On March 25, 2021, Alexan Southside Place, the underlying asset of an unconsolidated joint venture located in Houston, Texas, was sold. The Company received $10.1 million of its preferred equity investment, which was net of the $15.9 million provision for credit loss recorded in the fourth quarter 2020.

Sale of Plantation Park

On April 26, 2021, the Company closed on the sale of Plantation Park located in Lake Jackson, Texas. The property was sold for $32.0 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for assumption of the existing mortgage indebtedness encumbering the property in the amount of $26.6 million and payment of closing costs and fees of $0.4 million, a loss on the sale of $1.1 million was incurred. The sale of the property generated net proceeds of approximately $4.9 million, of which the Company’s pro rata share of the proceeds was approximately $2.7 million. The Company recorded a loss on extinguishment of debt of $0.2 million related to the sale.

Sale of Vickers Historic Roswell

On June 29, 2021, Vickers Historic Roswell, a property located in Roswell, Georgia, was sold. Upon the sale, the mezzanine loan provided by the Company was paid off in the amount of $12.9 million, which included principal repayment of $12.4 million and accrued interest of $0.5 million.

Sale of Park & Kingston

On July 7, 2021, the Company closed on the sale of Park & Kingston located in Charlotte, North Carolina. The property was sold for $44.9 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the property in the amount of $19.6 million, the payment of early extinguishment of debt costs of $2.4 million and payment of closing costs and fees of $0.5 million, the sale of the property generated net proceeds of approximately $24.7 million and a gain on sale of approximately $19.4 million. The Company recorded a loss on extinguishment of debt of $2.6 million related to the sale.

Sale of The District at Scottsdale

On July 7, 2021, the Company closed on the sale of The District at Scottsdale located in Scottsdale, Arizona. The property was sold for $150.5 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the property in the amount of $73.8 million, the payment of early extinguishment of debt costs of $0.4 million and payment of closing costs and fees of $0.4 million, the sale of the property generated net proceeds of approximately $74.8 million and a gain on sale of approximately $29.6 million. The Company’s pro rata share of the proceeds was approximately $69.5 million. The Company recorded a loss on extinguishment of debt of $0.4 million related to the sale.

Sale of Mira Vista Interests

On September 23, 2021, Mira Vista, the underlying asset of an unconsolidated joint venture located in Austin, Texas, was sold. Upon the sale, the Company’s preferred equity investment was redeemed by the joint venture for $5.6 million, which included its original preferred investment of $5.3 million and accrued preferred return of $0.3 million.

Sale of Thornton Flats Interests

On December 14, 2021, Thornton Flats, the underlying asset of an unconsolidated joint venture located in Austin, Texas, was sold. Upon the sale, the Company’s preferred equity investment was redeemed by the joint venture for $5.5 million, which included its original preferred investment of $5.3 million and accrued preferred return of $0.2 million.

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

Note 5 – Investments in Real Estate

As of December 31, 2022, the Company held seventeen real estate investments, consisting of ten consolidated operating investments and seven investments held through preferred equity investments. The following tables provide summary information regarding the Company’s consolidated operating investments and preferred equity investments.

Consolidated Operating Investments

		Number of	Average Year	Ownership
Name	Market	Units	Built	Interest
Ballast	AZ / CO / WA	84	1998	95%
Golden Pacific	IN / KS / MO	171	1976	97%
ILE	TX / SE US	482	1991	95%
Navigator Villas	Pasco, WA	176	2013	90%
Peak
JV 1 (1)	IN / MO	334	1997	60%
JV 2 (2)	Various / TX	608	1980	80%
JV 3, formerly DFW 189	Dallas-Fort Worth, TX	189	1962	56%
JV 4, formerly Savannah 319	Savannah, GA	66	2022	80%
Wayford at Concord	Concord, NC	150	2019	83%
Yauger Park Villas	Olympia, WA	80	2010	95%
Total Units		2,340
(1)	Peak JV 1 includes the portfolios formerly presented as Indy and Springfield.
(2)	Peak JV 2 includes the portfolios formerly presented as Axelrod, Granbury, Granbury 2.0, Lubbock, Lubbock 2.0, Lubbock 3.0, Lynnwood, Lynnwood 2.0, Springtown, Springtown 2.0, Texarkana and Texas Portfolio 183, of which all are in Texas.

Depreciation expense was $12.9 million and $3.6 million for the years ended December 31, 2022 and 2021, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months. Amortization expense related to the in-place leases was $2.7 million and $2.1 million for the years ended December 31, 2022 and 2021, respectively.

The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all the risks and benefits of ownership of the consolidated real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as a security deposit vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not individually significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of their security deposit. Security deposits received in cash related to tenant leases are included within other accrued liabilities in the accompanying combined consolidated balance sheets and totaled $2.1 million and $1.5 million as of December 31, 2022 and 2021, respectively, for the Company’s consolidated real estate investments. No individual tenant represents over 10% of the Company’s annualized base rent for the consolidated real estate investments.

Preferred Equity Investments

			Actual /
		Actual /	Estimated	Actual / Estimated
		Planned	Initial	Construction
Lease-up Investment Name	Location / Market	Number of Units	Occupancy	Completion
The Woods at Forest Hill	Forest Hill, TX	76	4Q 2022	3Q 2023
Willow Park	Willow Park, TX	46	2Q 2022	3Q 2023
Total Lease-up Units		122

Development Investment Name
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	2Q 2023	4Q 2023
The Cottages at Warner Robins	Warner Robins, GA	251	3Q 2023	4Q 2023
The Cottages of Port St. Lucie	Port St. Lucie, FL	286	2Q 2023	1Q 2024
Wayford at Innovation Park	Charlotte, NC	210	3Q 2023	3Q 2024
Total Development Units		1,041

Operating Investment Name		Number of Units
Peak Housing (1)	IN / MO / TX	474
Total Operating Units		474
Total Units		1,637
(1)	Peak Housing is a stabilized operating portfolio and consists of the Company’s preferred equity investments in a private single-family home REIT (refer to Note 8 for further information). Unit count excludes units presented in the consolidated operating investments table above.

Note 6 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity and related new financing during the years ended December 31, 2022 and 2021 ($ in thousands):

			Number of	Ownership	Purchase
Name	Market	Month (1)	Units	Interest	Price	Debt
2021
Second Quarter
Yauger Park Villas	Olympia, WA	April	80	95%	$24,500	$15,077	(2)
Wayford at Concord	Concord, NC	June	150	83%	44,438	—	(3)
Third Quarter
Peak JV 1 (4)	IN / MO	August	334	60%	52,785	38,175	(5)
Peak JV 2 (6)	Various / TX	September	195	80%	26,150	18,305	(5)
Fourth Quarter
ILE	TX / SE US	October	279	95%	57,139	26,839	(7)
Peak JV 2 (6)	Various / TX	October	111	80%	16,393	11,493	(5)
Golden Pacific	KS / MO	November	7	97%	1,213	—	(3)
Peak JV 2 (6)	Various / TX	November	20	80%	2,448	1,714	(5)
Peak JV 2 (6)	Various / TX	December	248	80%	35,354	24,748	(5)
Peak JV 3, formerly DFW 189	Dallas-Fort Worth, TX	December	189	56%	27,670	19,950	(8)

2022
First Quarter
Peak JV 2 (6)	Various / TX	March	34	80%	7,650	5,355	(5)
Peak JV 4, formerly Savannah 319	Savannah, GA	March	19	80%	4,465	—	(3)
Golden Pacific	IN / KS / MO	Various	62	97%	11,774	—	(3)
ILE	TX / SE US	Various	31	95%	7,011	9,974	(7)
Second Quarter
Ballast	AZ / CO / WA	Various	65	95%	26,100	—	(3)
Golden Pacific	IN / KS / MO	Various	66	97%	13,966	—	(3)
ILE	TX / SE US	Various	108	95%	27,804	8,802	(7)
Peak JV 4	Savannah, GA	Various	20	80%	4,767	—	(3)
Third Quarter
Ballast	AZ / CO / WA	Various	19	95%	6,233	—	(3)
Golden Pacific	IN / KS / MO	Various	35	97%	7,859	—	(3)
ILE	TX / SE US	Various	64	95%	16,711	10,193	(7)
Peak JV 4	Savannah, GA	Various	14	80%	3,394	—	(3)
Fourth Quarter
Golden Pacific	IN / KS / MO	October	1	97%	155	—	(3)
Peak JV 4	Savannah, GA	Various	13	80%	3,151	—	(3)
(1)	For those months where “Various”is listed, the Company, on various dates throughout that specified quarter, acquired additional units that were added to the respective existing portfolios. For Ballast, the units acquired in the second quarter 2022 were the first acquisitions by the Company for the portfolio.
(2)	Mortgage balance includes a $10.5 million senior loan assumption and a $4.6 million supplemental loan assumption secured by the Yauger Park Villas property.
(3)	Purchase price was funded in full by the Company and its unaffiliated joint venture partner upon acquisition.
(4)	Peak JV 1 includes the portfolios formerly presented as Indy and Springfield.
(5)	As part of the acquisition, the Company provided a mortgage or mezzanine loan to the consolidated portfolio owner in the full amount shown. During 2022, these loans were converted into common equity interests. Refer to the Peak Housing disclosure in Note 7 for further information.

(6)	Peak JV 2 includes the portfolios formerly presented as Axelrod, Granbury, Granbury 2.0, Lubbock, Lubbock 2.0, Lubbock 3.0, Lynnwood, Lynnwood 2.0, Springtown, Springtown 2.0, Texarkana and Texas Portfolio 183, of which all are in Texas. The amounts presented reflect the aggregate of the portfolios acquired during the period specified.
(7)	As there are four separate credit agreements under which the ILE portfolio acquisitions are financed, the debt amount represents the aggregate debt held through one or more of these credit agreements. Refer to Note 9 and Note 10 for further information.
(8)	As part of the acquisition, the Company provided a mezzanine loan to the consolidated portfolio owner in the full amount shown. The loan is eliminated in the Company’s combined consolidated financial statements. Refer to the Peak Housing disclosure in Note 7 for further information.

Purchase Price Allocation

The real estate acquisitions above have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets based on their estimated fair values at the dates of acquisition.

The following table summarizes the assets acquired at the acquisition date for acquisitions made during the year ended December 31, 2022 (amounts in thousands):

Purchase Price
Allocation
Land	$27,366
Building	119,408
Building improvements	680
Furniture and fixtures	166
In-place leases	193
Total assets acquired	$147,813

Note 7 – Notes and Interest Receivable

At December 31, 2022 and December 31, 2021, the Company had zero and $38.9 million, respectively, in notes and accrued interest receivable due from its loan investments. The $38.9 million receivable due at December 31, 2021 represents the Company’s loan investments in The Hartley at Blue Hill and is net of a provision for credit loss of $0.06 million.

Credit Losses

The provision for and recovery of credit losses of the Company’s loan investments at December 31, 2022 and December 31, 2021 are summarized in the table below (amounts in thousands):

	2022	2021
Beginning balances, net as of January 1, 2022 and 2021, respectively	$59	$82
Recovery of credit losses on pool of assets, net (1)	(59)	(23)
Provision for credit losses, end of period	$—	$59
(1)	Under CECL, a provision for, or recovery of, credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The recovery of credit losses during the year ended December 31, 2022 was a result of the sale of The Hartley at Blue Hill.

Following is a summary of the interest income from loan investments for the years ended December 31, 2022 and 2021 (amounts in thousands):

Property	2022	2021
Corpus (1)	$—	$219
Jolin (1)	—	84
The Hartley at Blue Hill (2)	784	4,149
Vickers Historic Roswell (3)	—	903
Weatherford 185 (4)	501	—
Total	$1,285	$5,355
(1)	In the third quarter 2021, the Company provided bridge loans to both Corpus and Jolin. In December 2021, the Company recapitalized both Corpus and Jolin and received a full payoff of each loan. As part of the recapitalization, both Corpus and Jolin, along with two portfolios of units previously owned by the Company’s joint venture partner, were combined into Peak JV 2.
(2)	In the first quarter 2022, The Hartley at Blue Hill property was sold and the mezzanine loan provided by the Company was paid off in full. The Hartley at Blue Hill senior loan provided by the Company was paid off in full in the second quarter 2022.
(3)	In the second quarter 2021, the Vickers Historic Roswell property was sold. The mezzanine loan provided by the Company was paid off in full upon the sale.
(4)	On July 22, 2022, the Weatherford 185 mezzanine loan provided by the Company was paid off in full. Refer to the disclosure below for further information.

Corpus and Jolin Bridge Loan Financing

On July 9, 2021, the Company provided a $6.8 million bridge loan to the operating partnership of Peak Housing REIT (the “Peak REIT OP”), an unaffiliated private single-family home REIT, for Corpus, an 81-unit, stabilized portfolio of single-family residential units located in the Corpus Christi, Texas market. On August 6, 2021, the Company provided a $3.1 million bridge loan to the Peak REIT OP for Jolin, a 24-unit, stabilized portfolio of single-family residential units located in the Weatherford, Texas market. Both the Corpus and Jolin bridge loans bore interest at a fixed rate of 7.0% with regular monthly payments that were interest-only. At the time each bridge loan was provided, the Company also made a preferred equity investment in the Peak REIT OP for Corpus and Jolin on which the Company earned a 10.0% per annum return on its investments.

On December 22, 2021, the Company and Peak REIT OP entered into an agreement to recapitalize the Corpus and Jolin portfolios. As part of the recapitalization, both Corpus and Jolin, along with two portfolios of units previously owned solely by Peak REIT OP, were combined into one portfolio which was contributed to Peak JV 2, an existing joint venture between the Company and the Peak REIT OP. In addition, the Company, through a contribution to Peak JV 2, made a common equity investment in this portfolio and provided a mezzanine loan of $19.8 million to the portfolio owner. The Company received full payoffs, including any accrued but unpaid interest, of both the Corpus and Jolin bridge loans from the Peak REIT OP. Additionally, the Company’s original preferred equity investments in the Peak REIT OP for Corpus and Jolin were amended to reduce the preferred return rate from 10.0% to 8.0% per annum. Refer to the Peak Housing Financing disclosure below for further information regarding the mezzanine loan. Refer to the Peak Housing Interests disclosure in Note 8 for further information about the Company’s preferred equity investments in the Peak REIT OP.

Peak Housing Financing

During 2021, the Company made a preferred equity investment in the operating partnership of Peak REIT OP, and in addition, made common equity investments, through joint ventures with Peak REIT OP, in fourteen portfolios of single-family residential units as follows: two portfolios through Peak JV 1, eleven portfolios through Peak JV 2, and one portfolio through Peak JV 3. These fourteen portfolios are part of Peak Housing (refer to Note 8 for further information about the Company’s preferred equity investment therein). During 2022, the Company made common equity investments, through joint ventures with Peak REIT OP, in two portfolios of single-family residential units as follows: one portfolio through Peak JV 2 and one portfolio through Peak JV 4. In addition to its common and/or preferred equity investments, the Company, through wholly-owned lender-entities, provided the full mortgage or mezzanine loan to each of the fifteen respective portfolio owners within Peak JV 1, JV 2 and JV 3. These portfolio owners are owned by joint ventures in which the Company has its common equity investments along with Peak REIT OP. To determine if consolidation of the joint ventures was appropriate, the Company evaluated the basis of consolidation under ASC 810: Consolidation using the voting interest equity method as it had determined that the joint ventures were not variable interest entities. As the Company has controlling voting interests and substantive participating rights of the joint ventures under the operating agreements, the Company determined that consolidation of the joint ventures was appropriate. As the entities through which the Company provided the loans (the lender-entities) and the entities to which the loans were provided (the property owners) consolidate into the Company’s financial statements, the loan receivable balances and the loan payable balances are eliminated through consolidation and therefore are not reflected in the Company’s combined consolidated balance sheets. In addition, the Company’s pro rata share of each loan’s interest expense incurred through the portfolio owner partially offsets, through consolidation, the Company’s interest income for each loan recognized at the wholly-owned lender-entity. The remaining interest income, which is attributable to interest incurred by Peak REIT OP as the noncontrolling interest in each portfolio, is reflected in net income (loss) attributable to common stockholders in the Company’s combined consolidated statements of operations. Through its impact on the net operations of the portfolio, Peak REIT OP’s pro rata share of each loan’s interest expense is reflected in net income (loss) attributable to partially owned noncontrolling interests in the Company’s combined consolidated statements of operations.

On April 1, 2022, the mortgage or mezzanine loans provided by the Company to the twelve respective portfolio owners in Peak JV 2 were converted into a total of $66.2 million of common equity interests, which included the full principal loan balances in the aggregate amount of $61.6 million and an aggregate amount of $4.6 million representing the minimum interest associated with the respective loans.

On May 10, 2022, the mortgage loans provided by the Company to the two respective portfolio owners in Peak JV 1 were converted into a total of $39.2 million of common equity interests, which included the full principal loan balances in the aggregate amount of $38.2 million and an aggregate amount of $1.0 million representing the minimum interest associated with the respective loans. As of December 31, 2022, one mezzanine loan remains outstanding that has been provided by the Company to the portfolio owner in Peak JV 3.

The Hartley at Blue Hill Loan Financing

The Company provided a $31.0 million mezzanine loan (the “Hartley Mezz Loan”) to BR Chapel Hill JV, LLC (“BR Chapel Hill JV”), which owns a 100% interest in BR Chapel Hill, LLC (“BR Chapel Hill”) and is a joint venture with common interests held by Bluerock Special Opportunity + Income Fund, LLC, Bluerock Special Opportunity + Income Fund II, LLC (“Fund II”), and BR Chapel Hill Investment, LLC, all managed by affiliates of BRG Manager, LLC (the “former Manager”). The Hartley Mezz Loan was to mature on March 31, 2024 or earlier upon the occurrence of certain events, including the date of sale or transfer or property, and could be prepaid without penalty. The Hartley Mezz Loan bore interest at a current rate of 5.25% and an accrued rate of 6.5% for a total interest rate of 11.75% per annum.

In conjunction with the Hartley Mezz Loan, the Company provided a $5.0 million senior loan to BR Chapel Hill. The senior loan was secured by BR Chapel Hill’s fee simple interest in The Hartley at Blue Hill property. The senior loan was to mature on March 31, 2024 and could be prepaid without penalty. The senior loan bore interest at a fixed rate of 10.0% per annum with regular monthly payments that were interest-only during the initial term.

On February 28, 2022, The Hartley at Blue Hill property was sold and the Hartley Mezz Loan was paid off for $34.4 million, which included principal repayment of $31.0 million and accrued interest of $3.4 million. In April 2022, the senior loan of $5.0 million was paid off in full.

Vickers Historic Roswell Mezzanine Loan Financing

The Company provided a $12.4 million mezzanine loan (the “Vickers Mezz Loan”) to BR Vickers Roswell JV Member, LLC (the “Vickers JV Member”), an affiliate of the former Manager. The Vickers Mezz Loan was secured by Vickers JV Member’s approximate 80% interest in a joint venture along with Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”), an affiliate of the former Manager, and an unaffiliated third party, which developed a 79-unit Class A apartment community located in Roswell, Georgia known as Vickers Historic Roswell. The Vickers Mezz Loan was to mature on February 26, 2022 or earlier upon the occurrence of certain events, including the date of sale or transfer of the property. The Vickers Mezz Loan bore interest at a fixed rate of 15.0% with regular monthly payments that were interest-only and could be prepaid without penalty.

On June 29, 2021, the Vickers Historic Roswell property was sold and the Vickers Mezz Loan was paid off for $12.9 million, which included principal repayment of $12.4 million and accrued interest of $0.5 million.

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

Note 8 – Preferred Equity Investments in Unconsolidated Real Estate Joint Ventures

The carrying amount of the Company’s preferred equity investments in unconsolidated real estate joint ventures as of December 31, 2022 and 2021 is summarized in the table below (amounts in thousands):

Property	2022	2021
Peak Housing	$20,318	$20,318
The Cottages at Myrtle Beach	17,913	9,034
The Cottages at Warner Robins	13,250	—
The Cottages of Port St. Lucie	18,785	7,260
The Woods at Forest Hill	3,300	442
Wayford at Innovation Park	10,205	—
Willow Park	2,540	2,540
Total	$86,311	$39,594
Provision for credit losses	(22)	(73)
Total, net	$86,289	$39,521

Credit Losses

The provision for and recovery of credit losses of the Company’s preferred equity investments at December 31, 2022 and December 31, 2021 are summarized in the table below (amounts in thousands):

	2022	2021
Beginning balances, net as of January 1, 2022 and 2021, respectively	$73	$16,009
Recovery of credit losses on pool of assets, net (1)	(51)	(6)
Recovery of credit loss – Alexan Southside Place (2)	—	(15,930)
Provision for credit losses, net, end of period	$22	$73

Recovery of credit loss – Alexan Southside Place	$(292)	$—
(1)	Under CECL, a provision for, or recovery of, credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The recovery of credit losses during the year ended December 31, 2022 was primarily attributable to a decrease in the trailing twelve-month historical default rate.
(2)	In the first quarter 2021, Alexan Southside Place, the property underlying the Company’s preferred equity investment, was sold. Refer to the disclosure below for further information.

As of December 31, 2022, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding equity investments in seven joint ventures. These seven equity investments are preferred equity investments that are classified as held to maturity debt securities as the Company has the intention and ability to hold the investments to maturity. The Company earns a fixed return on these investments, which is included within preferred returns on unconsolidated real estate joint ventures in its combined consolidated statements of operations. Each joint venture’s purpose is to develop or operate a portfolio of residential units.

The preferred returns on the Company’s unconsolidated real estate joint ventures for the years ended December 31, 2022 and 2021 is summarized below (amounts in thousands):

Property	2022	2021
Mira Vista (1)	$—	$391
Peak Housing	1,887	1,030
The Conley (1)	—	405
The Cottages at Myrtle Beach	2,288	300
The Cottages at Warner Robins	1,151	—
The Cottages of Port St. Lucie	2,186	227
The Woods at Forest Hill	274	2
Thornton Flats (1)	—	420
Wayford at Concord (2)	—	364
Wayford at Innovation Park	469	—
Willow Park	333	51
Total preferred returns on unconsolidated joint ventures	$8,588	$3,190
(1)	The Company’s preferred equity investment was redeemed in 2021.
(2)	On June 4, 2021, the Company purchased the Wayford at Concord property from its unaffiliated joint venture partner, and as part of the transaction, its preferred equity investment was redeemed.

The occupancy percentages of the Company’s unconsolidated real estate joint ventures at December 31, 2022 and 2021 are as follows:

Property	2022	2021
Peak Housing	95.4%	92.8%
The Cottages at Myrtle Beach	(1)	(2)
The Cottages at Warner Robins	(1)	(2)
The Cottages of Port St. Lucie	(1)	(2)
The Woods at Forest Hill (3)	1.3%	(2)
Wayford at Innovation Park	(1)	(2)
Willow Park (4)	30.4%	(2)
(1)	The development had not commenced lease-up as of December 31, 2022.
(2)	The development had not commenced lease-up as of December 31, 2021.
(3)	The Woods at Forest Hill commenced lease-up in October 2022.
(4)	Willow Park commenced lease-up in late June 2022.

Alexan Southside Place Interests

The Company made a $24.9 million preferred equity investment in a joint venture along with Fund II and Fund III (together, the “Funds”), affiliates of the former Manager, and an unaffiliated third party (the “Alexan Southside JV”), which developed a 270-unit Class A apartment community upon a tract of land under an 85-year ground lease located in Houston, Texas, known as Alexan Southside Place. In 2021, the Company earned a preferred return of 3.5% per annum. The Alexan Southside JV was required to redeem the Company’s preferred membership interest plus any accrued but unpaid return on November 9, 2022 or earlier upon the occurrence of certain events.

On March 25, 2021, the Company’s preferred equity investment in Alexan Southside Place was redeemed by the Alexan Southside JV for $10.1 million, which was net of the $15.9 million provision for credit loss (refer to below) the Company recorded in the fourth quarter 2020.

Alexan Southside Place Provision for Credit Loss

Consistent with the overall Houston – Medical Center submarket, Alexan Southside Place lost significant value because of the onset of the COVID-19 pandemic given the pandemic’s impact on demand within the submarket. At the time in the fourth quarter 2020, it was expected that the overall submarket would rebound over the next twenty-four to thirty-six months, though it was more likely than not that the joint venture would sell before recovery. As a result of this change in the submarket and the impact on the underlying operations of the Alexan Southside Place preferred equity investment, and the likelihood that the joint venture would sell before recovery (which it did sell in March 2021 as disclosed above), the risk characteristics of the investment, such as investment duration, had changed; the investment was removed from the pool analysis for credit losses under CECL and the investment was evaluated separately through an individual investment recoverability analysis. This separate analysis deemed the investment was not fully recoverable, and as a result, a $15.9 million provision for credit loss was recorded in the fourth quarter 2020. The credit loss on this asset was a result of writing down the Company’s investment to equal its estimated value. The estimated value was based on a letter of intent to purchase the property from an unrelated third party which was received by the joint venture. Refer to Note 2 for further information regarding CECL.

Mira Vista Interests

In September 2019, the Company made a $5.3 million preferred equity investment in a joint venture (the “Mira Vista JV”) with an unaffiliated third party for a stabilized property in Austin, Texas known as Mira Vista. The Company earned a 7.0% current return and a 3.1 % accrued return, for a total preferred return of 10.1% per annum. The Mira Vista JV was required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on January 1, 2030 or earlier upon the occurrence of certain events.

On September 23, 2021, the Company’s preferred equity investment in Mira Vista was redeemed by the Mira Vista JV for $5.6 million, which included its original preferred investment of $5.3 million and accrued preferred return of $0.3 million.

Peak Housing Interests

On April 12, 2021, the Company made a $10.7 million preferred equity investment in the Peak REIT OP for a portfolio of 474 single-family residential units located throughout Texas. During the third and fourth quarters 2021, the Company made additional preferred equity investments totaling $9.6 million in the Peak REIT OP which is cross-collateralized by an additional fourteen portfolios representing an aggregate of 1,097 single-family residential units.

Of the Company’s total $20.3 million preferred equity investment in the Peak REIT OP, the Company earns a 7.0% current return and a 3.0% accrued return on $16.0 million of its investment, for a total preferred return of 10.0% per annum. On its remaining $4.3 million investment, the Company earns a 4.0% current return and a 4.0% accrued return, for a total preferred return of 8.0% per annum. The current returns shall be paid monthly to the extent the property generates cash flow in excess of operating costs, and any amount of the current returns not paid monthly shall be accrued at a rate of 15% per annum. The units in Peak Housing are subject to individual mortgage debt in the aggregate amount of $86.9 million. The Peak REIT OP is required to redeem the Company’s preferred equity interest plus any accrued preferred return in each property, on a pro rata basis, on the earlier date of: (i) the third anniversary on which the Company made its preferred equity investment, with the option for two (2) one-year extensions, subject to certain conditions, (ii) the sale of a property, (iii) the refinancing of the loan related to a property, or (iv) the maturity date of a property loan.

The Conley Interests

In October 2018, the Company made a $15.2 million preferred equity investment in a joint venture (the “The Conley JV”) with an unaffiliated third party which developed a 259-unit Class A apartment community located in Leander, Texas known as The Conley. The Company earned an 8.5% current return and a 4.0% accrued return for a total preferred return of 12.5% per annum. The Conley JV was required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on October 29, 2023 or earlier upon the occurrence of certain events.

On March 18, 2021, the Company’s preferred equity investment in The Conley was redeemed by The Conley JV for $16.5 million, which included its original preferred investment of $15.2 million and accrued preferred return of $1.3 million.

The Cottages at Myrtle Beach Interests

On September 9, 2021, the Company entered into a joint venture agreement with an unaffiliated third party (the “Cottages MB JV”) to develop approximately 294-build for rent, single-family residential units in Myrtle Beach, South Carolina. The Company made a commitment to invest $17.9 million of preferred equity interests in the Cottages MB JV, all of which had been funded as of December 31, 2022. The Company will earn a 14.5% per annum accrued return on outstanding capital contributions with payments to be remitted when the properties generate cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of properties. The Cottages MB JV is required to redeem the Company’s preferred equity interests plus any accrued preferred return on the date the construction loan (refer to below) is due and payable or earlier upon the occurrence of certain events.

In conjunction with The Cottages at Myrtle Beach investment, The Cottages at Myrtle Beach property owner, which is owned by an entity in which the Company has a preferred equity interest, entered into a $40.2 million construction loan, of which $19.9 million was outstanding as of December 31, 2022. The loan matures on March 9, 2025 and is secured by the fee simple interest in The Cottages at Myrtle Beach property. The loan contains two (2) one-year extension options, subject to certain conditions, and can be prepaid without penalty. The loan bears interest on the amount drawn at the greater of 3.10% or one-month LIBOR plus 2.60% with interest-only monthly payments through the initial term of the loan.

The Cottages at Warner Robins Interests

On December 8, 2021, the Company entered into a joint venture agreement with an unaffiliated third party (the “Cottages WR JV”) to develop approximately 251-build for rent, single-family residential units in Warner Robins, Georgia. The Company made a commitment to invest $13.3 million of preferred equity interests in the Cottages WR JV, all of which had been funded as of December 31, 2022. The Company will earn a 14.5% per annum accrued return on outstanding capital contributions with payments to be remitted when the properties generate cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of properties. The Cottages WR JV is required to redeem the Company’s preferred equity interests plus any accrued preferred return on the date the construction loan (refer to below) is due and payable or earlier upon the occurrence of certain events.

In conjunction with The Cottages at Warner Robins investment, The Cottages at Warner Robins property owner, which is owned by an entity in which the Company has a preferred equity interest, entered into a $34.5 million construction loan, of which $18.1 million was outstanding as of December 31, 2022. The loan matures on April 5, 2025 and is secured by the fee simple interest in The Cottages at Warner Robins property. The loan contains an extension option to December 5, 2026, subject to certain conditions, and can be prepaid without penalty. The loan bears interest on the amount drawn at one-month Term SOFR plus 3.10% with interest-only monthly payments through the initial term of the loan.

The Cottages of Port St. Lucie Interests

On August 26, 2021, the Company entered into a joint venture agreement with an unaffiliated third party (the “Cottages St. Lucie JV”) to develop approximately 286-build for rent, single-family residential units in Port St. Lucie, Florida. The Company made a commitment to invest $18.8 million of preferred equity interests in the Cottages St. Lucie JV, all of which had been funded as of December 31, 2022. The Company will earn a 14.5% per annum accrued return on outstanding capital contributions with payments to be remitted when the properties generate cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of properties. The Cottages St. Lucie JV is required to redeem the Company’s preferred equity interests plus any accrued preferred return on the date the construction loan (refer to below) is due and payable or earlier upon the occurrence of certain events.

In conjunction with The Cottages of Port St. Lucie investment, The Cottages of Port St. Lucie property owner, which is owned by an entity in which the Company has a preferred equity interest, entered into a $45.2 million construction loan, of which $14.4 million was outstanding as of December 31, 2022. The loan matures on August 26, 2024 and is secured by the fee simple interest in The Cottages of Port St. Lucie property. The loan contains two (2) one-year extension options, subject to certain conditions, and can be prepaid without penalty. The loan bears interest on the amount drawn at the greater of 3.50% or one-month LIBOR plus 2.75% with interest-only monthly payments through the initial term of the loan.

The Woods at Forest Hill Interests

On December 20, 2021, the Company entered into a joint venture agreement with Peak REIT OP (the “Woods JV”) to develop approximately 76-build for rent, single-family residential units in Forest Hill, Texas. The Company made a commitment to invest $3.3 million of preferred equity interests in the Woods JV, all of which had been funded as of December 31, 2022. The Company will earn a 13% per annum accrued return on outstanding capital contributions with payments to be remitted when the properties generate cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of properties. The Woods JV is required to redeem the Company’s preferred equity interests plus any accrued preferred return on the date the construction loan (refer to below) is due and payable or earlier upon the occurrence of certain events.

In conjunction with The Woods at Forest Hill development, The Woods at Forest Hill property owner, which is owned by an entity in which the Company has a preferred equity interest, entered into an $8.3 million construction loan, of which $7.9 million was outstanding as of December 31, 2022. The loan matures on December 20, 2024 and is secured by the fee simple interest in The Woods at Forest Hill property. The loan contains two (2) one-year extension options, subject to certain conditions, and can be prepaid subject to a make whole premium. The loan bears interest on the amount drawn at the greater of 4.75% or the prime rate plus 1.50% with interest-only monthly payments through July 2024 and future monthly payments based on twenty-five-year amortization.

Thornton Flats Interests

In September 2019, the Company made a $4.6 million preferred equity investment in a joint venture (the “Thornton JV”) with an unaffiliated third party for a stabilized property in Austin, Texas known as Thornton Flats. The Company earned an 8.0% current return and a 1.0% accrued return for a total preferred return of 9.0% per annum. On August 26, 2021, the Company, in accordance with terms as set forth in the Thornton Flats operating agreement, funded an additional $0.8 million of preferred equity interests in the Thornton JV, increasing the Company’s total preferred equity investment in the Thornton JV to $5.3 million. The Thornton JV was required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on September 25, 2024 or earlier upon the occurrence of certain events.

On December 14, 2021, the Company’s preferred equity investment in Thornton Flats was redeemed by the Thornton JV for $5.5 million, which included its original preferred investment of $5.3 million and accrued preferred return of $0.2 million.

Wayford at Concord Interests

The Company made a $6.5 million preferred equity investment in a joint venture (the “Wayford JV”) with an unaffiliated third party which developed 150-build for rent, single-family residential units in Concord, North Carolina known as Wayford at Concord. The Company earned a 9.0% current return and a 4.0% accrued return for a total preferred return of 13.0% per annum. The Wayford JV was required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on November 9, 2023 or earlier upon the occurrence of certain events.

On June 4, 2021, the Company, along with an unaffiliated third party, purchased the interests in the Wayford at Concord property, the underlying asset of the Wayford JV, from the Company’s Wayford JV partner for $44.4 million. The Company acquired an 83% interest in Wayford at Concord. In conjunction with the sale, the Company’s preferred equity investment was redeemed by the Wayford JV for $7.0 million, which included its original preferred investment of $6.5 million and accrued preferred return of $0.5 million. Upon the redemption of its preferred investment and the purchase of Wayford at Concord, the Company began consolidating the property’s statement of operations and balance sheet.

Wayford at Innovation Park Interests

On June 17, 2021, the Company entered into a joint venture agreement with an unaffiliated third party (the “Wayford IP JV”) to develop approximately 210-build for rent, single-family residential units in Charlotte, North Carolina to be known as Wayford at Innovation Park. The Company made a commitment to invest $13.4 million of preferred equity interests in the Wayford IP JV, of which $10.2 million had been funded as of December 31, 2022. The Company will earn a 12.5% per annum accrued return on outstanding capital contributions with payments to be remitted when the property generates cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of the property. The Wayford IP JV is required to redeem the Company’s preferred equity interest plus any accrued preferred return on June 17, 2026 or earlier upon the occurrence of certain events.

In conjunction with the Wayford at Innovation Park development, the Wayford at Innovation Park property owner, which is owned by an entity in which the Company has a preferred equity interest, entered into a $39.6 million construction loan, of which none was outstanding as of December 31, 2022. The loan matures on October 15, 2026, can be prepaid without penalty, and is secured by the fee simple interest in the Wayford at Innovation Park property. The loan bears interest on the amount drawn at the greater of 3.50% or one-month LIBOR plus 2.25% with interest-only monthly payments through October 2024 and future monthly payments based on thirty-year amortization.

Willow Park Interests

On June 17, 2021, the Company entered into a joint venture agreement with Peak REIT OP (the “Willow Park JV”) to develop approximately 46-build for rent, single-family residential units in Willow Park, Texas. The Company made a commitment to invest $2.5 million of preferred equity interests in the Willow Park JV, all of which had been funded as of December 31, 2022. The Company will earn a 13.0% per annum accrued return on outstanding capital contributions with payments to be remitted when the properties generate cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of properties. The Willow Park JV is required to redeem the Company’s preferred equity interests plus any accrued preferred return on the date the construction loan (refer to below) is due and payable or earlier upon the occurrence of certain events.

In conjunction with the Willow Park development, the Willow Park property owner, which is owned by an entity in which the Company has a preferred equity interest, entered into an $8.8 million construction loan, of which $7.9 million was outstanding as of December 31, 2022. The loan matures on August 5, 2024 and is secured by the fee simple interest in the Willow Park property. The loan contains two (2) one-year extension options, subject to certain conditions, and can be prepaid subject to a make whole premium. The loan bears interest on the amount drawn at the greater of 4.50% or the prime rate plus 1.25% with interest-only monthly payments through February 2024 and future monthly payments based on twenty-five-year amortization.

Note 9 — Revolving Credit Facilities

The outstanding balances on the revolving credit facilities as of December 31, 2022 are summarized in the table below (amounts in thousands). No amounts were outstanding on the revolving credit facilities as of December 31, 2021.

Revolving Credit Facilities	2022
DB Credit Facility	$35,000
ILE Sunflower Credit Facility	20,000
Total	$55,000

Amended Senior Credit Facility

On March 6, 2020, Bluerock Residential entered into the Amended Senior Credit Facility. The Amended Senior Credit Facility provided for a revolving loan with an initial commitment amount of $100 million, which commitment contained an accordion feature to a maximum total commitment of up to $350 million. Borrowings under the Amended Senior Credit Facility bore interest, at Bluerock Residential’s option, at LIBOR plus 1.30% to 1.65% or the base rate plus 0.30% to 0.65%, depending on its leverage ratio. Bluerock Residential paid an unused fee at an annual rate of 0.15% to 0.20% of the unused portion of the Amended Senior Credit Facility, depending on the borrowings outstanding. The Amended Senior Credit Facility contained certain financial and operating covenants and was to mature on March 6, 2023. Bluerock Residential had guaranteed the obligations under the Amended Senior Credit Facility and had pledged certain assets as collateral. The Amended Senior Credit Facility provided Bluerock Residential with the ability to issue up to $50 million in letters of credit. While the issuance of letters of credit did not increase its borrowings outstanding under the Amended Senior Credit Facility, it did reduce the availability of borrowings.

Amended Junior Credit Facility

On September 21, 2021, Bluerock Residential entered into the Amended Junior Credit Facility. The Amended Junior Credit Facility provided for a revolving loan with a maximum commitment amount of $72.5 million. Borrowings under the Amended Junior Credit Facility bore interest, at Bluerock Residential’s option, at LIBOR plus 2.75% to 3.25% or the base rate plus 1.75% to 2.25%, depending on its leverage ratio. Bluerock Residential paid an unused fee at an annual rate of 0.35% to 0.40% of the unused portion of the Amended Junior Credit Facility, depending on the borrowings outstanding. The Amended Junior Credit Facility contained certain financial and operating covenants and was to mature on December 21, 2023. Bluerock Residential had guaranteed the obligations under the Amended Junior Credit Facility and had pledged certain assets as collateral.

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

Deutsche Bank Credit Facility (“DB Credit Facility”)

On April 6, 2022, the Company entered into a credit facility with Deutsche Bank Securities Inc., as sole lead arranger, Deutsche Bank AG, New York Branch, as administrative agent, the financial institutions party thereto as lenders and Computershare Trust Company, N.A., as paying agent and calculation agent (the “DB Credit Facility”). The DB Credit Facility provides for a revolving loan with a maximum commitment amount of $150 million. Borrowings under the DB Credit Facility are limited to financings related to the acquisition, renovation, rehabilitation, maintenance and leasing of single-family residential properties owned by various Peak joint ventures. During the initial term of the DB Credit Facility, borrowings bear interest on the amount drawn at Term SOFR plus 2.80%, and borrowings can be prepaid without premium or penalty. The DB Credit Facility matures on April 6, 2024 and contains two (2) one-year extension options, subject to certain conditions. The DB Credit Facility contains certain financial and operating covenants, including maximum leverage ratio, minimum debt yield and minimum debt service coverage ratio. At December 31, 2022, the Company was in compliance with all covenants under the DB Credit Facility and the credit facility was fully drawn at $35 million based on the collateral and compliance with various ratios related to those assets. The Company has guaranteed the obligations under the DB Credit Facility.

ILE Sunflower Credit Facility

On December 27, 2021, the Company’s unaffiliated joint venture partner, ILE, entered into a credit facility with Sunflower Bank, N.A. (the “ILE Sunflower Credit Facility”). The ILE Sunflower Credit Facility provides for a revolving loan with an initial commitment amount of $20 million, which commitment contains an accordion feature to a maximum total commitment of up to $50 million. The ILE Sunflower Credit Facility, along with three other separate non-revolving credit facilities (refer to Note 10 for further information), is used in the financing of acquisitions of single-family residential units. Borrowings under the ILE Sunflower Credit Facility bear interest at LIBOR plus 3.0%, subject to a rate floor, and can be prepaid without penalty or premium. The ILE Sunflower Credit Facility matures on December 27, 2024 and contains certain financial and operating covenants, including a minimum fixed charge coverage ratio. At December 31, 2022, ILE was in compliance with all covenants under the ILE Sunflower Credit Facility and the initial commitment was fully drawn at $20 million. A principal of ILE has guaranteed the obligations under the ILE Sunflower Credit Facility and the Company and ILE have pledged certain assets as collateral.

Note 10 – Mortgages Payable

The following table summarizes certain information as of December 31, 2022 and 2021, with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of December 31, 2022
	December 31,	December 31,		Interest-only
Property	2022	2021	Interest Rate	through date	Maturity Date

Fixed Rate:
ILE (1)	$25,976	$—	3.69%	(2)	(1)
Navigator Villas (3)	20,039	20,361	4.57%	(2)	June 1, 2028
Yauger Park Villas (4)	14,643	14,921	4.86%	(2)	April 1, 2026
Total Fixed Rate	$60,658	$35,282

Floating Rate:
ILE (5)	$4,600	$26,825	7.18%	August 2023	August 9, 2028
Wayford at Concord (6)	32,973	—	4.73%	May 2027	May 1, 2029
Total Floating Rate	$37,573	$26,825
Total	$98,231	$62,107
Fair value adjustments	1,235	1,555
Deferred financing costs, net	(1,275)	(655)
Total mortgages payable	$98,191	$63,007
(1)	ILE’s fixed rate debt represents the aggregate debt outstanding across two separate credit agreements. Of the $26.0 million balance, $6.6 million held through one credit agreement has a fixed rate of 3.50%, while the remaining $19.4 million held through the second credit agreement has a fixed rate of 3.75%. Both credit agreements mature in 2026.
(2)	The loan requires monthly payments of principal and interest.
(3)	The principal balance includes a $14.4 million senior loan at a fixed rate of 4.31% and a $5.6 million supplemental loan at a fixed rate of 5.23%.
(4)	The principal balance includes a $10.1 million senior loan at a fixed rate of 4.81% and a $4.5 million supplemental loan at a fixed rate of 4.96%.
(5)	ILE’s floating rate debt represents the debt outstanding from one credit agreement and bears interest at one-month Term SOFR plus 3.00%, subject to a 4.00% rate floor. In December 2022, the one-month Term SOFR in effect was 4.18%.
(6)	The Wayford at Concord loan bears interest at the 30-day average SOFR plus 2.23%. In December 2022, the 30-day average SOFR in effect was 3.73%. SOFR rate is subject to a 2.50% rate cap through April 2025. Please refer to Note 12 for further information.

Deferred financing costs

Costs incurred in obtaining long-term financing are amortized on a straight-line basis to interest expense over the terms of the related financing agreements, as applicable, which approximates the effective interest method. Amortization of deferred financing costs, including the amounts related to the revolving credit facilities, was $2.8 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively.

Fair value adjustments of debt

The Company records a fair value adjustment based upon the fair value of the loans on the date they were assumed in conjunction with acquisitions. The fair value adjustments are being amortized to interest expense over the remaining life of the loans. Amortization of fair value adjustments was $0.3 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively.

Loss on Extinguishment of Debt and Debt Modification Costs

Upon repayment of or in conjunction with a material change (i.e. a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes-off any unamortized deferred financing costs and fair market value adjustments related to the original debt that was extinguished. Prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized are also included within loss on extinguishment of debt and debt modification costs on the combined consolidated statements of operations. Loss on extinguishment of debt and debt modification costs were zero for the years ended December 31, 2022 and 2021.

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

Debt maturities

As of December 31, 2022, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2023	$1,519
2024	1,639
2025	1,717
2026	37,471
2027	866
Thereafter	55,019
$98,231
Add: Unamortized fair value debt adjustment	1,235
Subtract: Deferred financing costs, net	(1,275)
Total	$98,191

The net book value of real estate assets providing collateral for these above borrowings, including the revolving credit facilities (refer to Note 9 for further information), was $301.7 million as of December 31, 2022.

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

Fair Value of Financial Instruments

As of December 31, 2022 and 2021, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due to and due from affiliates, accounts payable, other accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

Derivative Financial Instruments

The estimated fair values of derivative financial instruments are valued using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value of interest rate caps is determined using the market-standard methodology of discounting the future expected cash receipts which would occur if floating interest rates rise above the strike rate of the caps. The floating interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The inputs used in the valuation of interest rate caps fall within Level 2 of the fair value hierarchy.

Fair Value of Debt

As of December 31, 2022 and December 31, 2021, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $93.7 million and $64.8 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $99.5 million and $63.7 million, respectively. The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs of the fair value hierarchy) for similar types of borrowing arrangements.

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

As of December 31, 2022, the Company had interest rate caps and swaps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying interest rate for $74.6 million of the Company’s debt.

The table below presents the classification and fair value of the Company’s derivative financial instruments on the combined consolidated balance sheets as of December 31, 2022 and 2021 (amounts in thousands):

Derivatives not designated as hedging		Fair Values of Derivative
instruments under ASC 815-20	Balance Sheet Location	Instruments
		2022	2021
Interest rate caps	Accounts receivable, prepaids and other assets	$4,702	$—
Interest rate swaps	Accounts receivable, prepaids and other assets	647	—

The table below presents the effect of Company’s derivative financial instruments as well as their classification on the combined consolidated statements of operations for the years ended December 31, 2022 and 2021 (amounts in thousands):

		The Effect of Derivative Instruments
Derivatives not designated as hedging	Location of Gain (Loss)	on the Statements of Operations
instruments under ASC 815-20	Recognized in Income	2022	2021
Interest rate caps	Interest expense	$2,437	$—
Interest rate swaps	Interest expense	647	—

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

Note 13 – Related Party Transactions

Administrative Services Agreement

In October 2017, Bluerock Residential entered into an Administrative Services Agreement (the “Administrative Services Agreement”, or “ASA”) with Bluerock Real Estate, LLC and its affiliate, Bluerock Real Estate Holdings, LLC (together “BRE”). Pursuant to the Administrative Services Agreement, BRE provided Bluerock Residential with certain human resources, investor relations, marketing, legal and other administrative services (the “Services”). The Services were provided on an at-cost basis, generally allocated based on the use of such Services for the benefit of the business, and were invoiced on a quarterly basis. In addition, the Administrative Services Agreement permitted certain employees to provide or cause to be provided services to BRE, on an at-cost basis, generally allocated based on the use of such services for the benefit of the business of BRE, and otherwise subject to the terms of the Services provided by BRE to Bluerock Residential under the Administrative Services Agreement. Payment by Bluerock Residential of invoices and other amounts payable under the Administrative Services Agreement was made in cash or, at the sole discretion of the board of directors of Bluerock Residential, in the form of Bluerock Residential’s long-term incentive plan units. On August 5, 2022, Bluerock Residential delivered written notice to BRE of its intention to renew the Administrative Services Agreement for an additional one-year term, to expire on October 31, 2023. The Administrative Services Agreement would terminate (i) upon termination by Bluerock Residential of all Services, or (ii) in the event of non-renewal by Bluerock Residential.

Pursuant to the Administrative Services Agreement, BRE was responsible for the payment of all employee benefits and any other direct and indirect compensation for the employees of BRE (or their affiliates or permitted subcontractors) assigned to perform the Services, as well as such employees’ worker’s compensation insurance, employment taxes, and other applicable employer liabilities relating to such employees.

Bluerock Residential and BRE also entered into a Leasehold Cost-Sharing Agreement (the “Leasehold Cost-Sharing Agreement”, or “CSA”) with respect to the lease for their New York headquarters (the “NY Lease”) to provide for the allocation and sharing between BRE and Bluerock Residential of the costs thereunder, including costs associated with tenant improvements. The NY Lease permitted Bluerock Residential and certain of its respective subsidiaries and/or affiliates to share occupancy of the New York headquarters with BRE. Under the NY Lease, Bluerock Residential issued a $750,000 letter of credit as a security deposit, and BRE was obligated under the Leasehold Cost-Sharing Agreement to indemnify and hold Bluerock Residential harmless from loss if there is a claim under such letter of credit. Payment by Bluerock Residential of any amounts payable under the Leasehold Cost-Sharing Agreement to BRE was made in cash or, at the sole discretion of the board of directors of Bluerock Residential, in the form of Bluerock Residential’s long-term incentive plan units.

Pursuant to the terms of the Administrative Services Agreement, operating expenses were (i) paid by BRE on behalf of Bluerock Residential, and (ii) paid by Bluerock Residential on behalf of BRE. The following presents operating expense amounts allocated to the Company by applying an allocation percentage, which was determined by taking the number of units carved out of the Bluerock Residential portfolio divided by Bluerock Residential’s total portfolio unit count, to the total operating expenses paid on behalf of or by Bluerock Residential. Operating expense amounts recognized by the Company are not representative of the amounts that would have been reflected in the financial statements had the Company operated independently of Bluerock Residential. Recorded as part of general and administrative expenses in the Company’s combined consolidated statements of operations, BRE paid operating expenses on behalf of Bluerock Residential as follows: $0.7 million during 2022 for the period ending and prior to October 6, 2022, and $0.5 million for the year ended December 31, 2021. Bluerock Residential paid operating expenses on behalf of BRE as follows: $0.7 million during 2022 for the period ending and prior to October 6, 2022, and $0.4 million for the year ended December 31, 2021.

The table below presents the net related party amounts payable to BRE at December 31, 2021 pursuant to the terms of the Administrative Services Agreement and the Leasehold Cost-Sharing Agreement (amounts in thousands). No amounts were payable to BRE at December 31, 2022 under these agreements.

Amounts payable to BRE under the ASA and CSA	2021
Operating and direct expense reimbursements under the ASA, net	$319
Operating and direct expense reimbursements under the CSA	187
Total amounts payable to BRE, net	$506

Termination of Administrative Services and Leasehold-Cost Sharing Agreements

On October 6, 2022, in connection with the transactions related to the Separation, the Distribution and the Spin-Off, Bluerock Residential caused the termination of (i) all Services under the Administrative Services Agreement, and (ii) the Leasehold-Cost Sharing Agreement. As it pertains to the Leasehold-Cost Sharing Agreement, and in conjunction with the termination of the Amended Senior Credit Facility (refer to Note 9 for further information), the $750,000 letter of credit issued by Bluerock Residential under the NY Lease was also terminated.

Management Agreement with the Manager

In connection with the Separation and the Distribution, on October 5, 2022, the Company entered into a Management Agreement (the “Management Agreement”) with the Operating Partnership and Bluerock Homes Manager, LLC (the “Manager”), which is an affiliate of Bluerock Real Estate, LLC, pursuant to which the Manager will provide for the day-to-day management of the Company’s operations. The Management Agreement requires the Manager to manage the Company’s business affairs under the supervision and direction of its Board. Specifically, the Manager will be responsible for (i) the selection, purchase and sale of the Company’s portfolio investments, (ii) the Company’s financing activities, and (iii) providing the Company with advisory services, in each case in conformity with the investment guidelines and other policies approved and monitored by its Board.

Pursuant to the terms of the Management Agreement, the Manager will provide the Company with a management team and appropriate support personnel to provide the management services to be provided by the Manager to the Company. The Company will pay the Manager a base management fee (the “base management fee”) in an amount equal to 1.50% of the Company’s new stockholders’ equity per year, as well as an incentive fee (the “incentive fee”) with respect to each calendar quarter (or part thereof that the Management Agreement is in effect) in arrears (as such capitalized terms are defined and such fees are described in the Management Agreement). The Company will also be required to reimburse the Manager for certain expenses and pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The initial term of the Management Agreement expires on October 6, 2023 and will be automatically renewed for a one-year term on each anniversary date thereafter unless earlier terminated or not renewed in accordance with the terms thereof. The Management Agreement provides that (i) the base management fee and the incentive fee shall be allocated and payable as one half (50%) in C-LTIP Units (refer to Note 14 for further information regarding C-LTIP Units) and the remainder payable in cash or C-LTIP Units, at the discretion of the Board, and (ii) expense reimbursements shall be payable either in cash or C-LTIP Units, at the discretion of the Board. The number of C-LTIP Units payable and issued to the Manager for the base management fee, the incentive fee and expense reimbursements will be equal to the dollar amount (of the portion deemed payable in C-LTIP Units) of the fees earned or reimbursement amount divided by the 5-day trailing average Class A common stock price prior to issuance. The foregoing description of the Management Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Management Agreement, which is filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2022. For the period of October 6 – December 31, 2022, the Company recorded the following expenses: (i) a base management fee for the Manager of $1.8 million, and (ii) expense reimbursements of $0.4 million which are recorded as part of general and administrative expenses in the Company’s combined consolidated statements of operations. There was no incentive fee expense in 2022.

The table below presents the related party amounts payable to the Manager at December 31, 2022 pursuant to the terms of the Management Agreement (amounts in thousands):

Amounts payable to the Manager under the Management Agreement	2022
Base management fee	$1,787
Operating and direct expense reimbursements	424
Total amounts payable to the Manager	$2,211

As of December 31, 2022 and 2021, the Company had zero and $0.4 million, respectively, in receivables due from related parties other than BRE.

Note 14 – Stockholders’ Equity

On October 6, 2022 (the “Distribution Date”), each of the Company’s stockholders received one share of the Company’s common stock for every eight shares of Bluerock Residential common stock held as of the close of business on September 29, 2022 (the “Record Date”). An aggregate of 3,843,502 shares of the Company’s common stock was distributed to its stockholders, comprised of 3,835,013 shares of the Company’s Class A common stock and 8,489 shares of the Company’s Class C common stock. Because the Company had no common stock outstanding prior to the Distribution Date, basic and diluted earnings per share for all prior periods have been calculated based on the aggregate of 3,843,502 shares of the Company’s common stock distributed to its stockholders on the Distribution Date.

Net (Loss) Income Per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income attributable to common stockholders, less dividends on LTIP Units expected to vest, by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per common share is computed by dividing net (loss) income attributable to common stockholders by the sum of the weighted average number of common shares outstanding and any potential dilutive shares for the period. Net (loss) income attributable to common stockholders is computed by adjusting net (loss) income for the non-forfeitable dividends paid on non-vested LTIP Units.

The Company considers the requirements of the two-class method when preparing earnings per share. The Company has two classes of common stock outstanding: Class A common stock, $0.01 par value per share, and Class C common stock, $0.01 par value per share. Earnings per share is not affected by the two-class method because the Company’s Class A and C common stock participate in dividends on a one-for-one basis.

The following table reconciles the components of basic and diluted net (loss) income per common share for the years ended December 31, 2022 and 2021 (amounts in thousands, except share and per share amounts):

	2022	2021
(Loss) income from continuing operations	$(6,236)	$945
Net (loss) income from continuing operations attributable to noncontrolling interests	(5,130)	405
(Loss) income from continuing operations attributable to BHM	$(1,106)	$540
Income from discontinued operations	311	110,858
Net (loss) income from discontinued operations attributable to noncontrolling interests	205	77,073
Income from discontinued operations attributable to BHM	106	33,785
Net (loss) income attributable to common stockholders	$(1,000)	$34,325

Weighted average common shares outstanding (1)	3,843,502	3,843,502
Potential dilutive shares	—	—
Weighted average common shares outstanding and potential dilutive shares (1)	3,843,502	3,843,502

Net (loss) income per common share, basic
Continuing operations	$(0.29)	$0.14
Discontinued operations	0.03	8.79
	$(0.26)	$8.93
Net (loss) income per common share, diluted
Continuing operations	$(0.29)	$0.14
Discontinued operations	0.03	8.79
	$(0.26)	$8.93
(1)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.

The effect of the conversion of OP Units is not reflected in the computation of basic and diluted earnings per share, as they are exchangeable for Class A common stock on a one-for-one basis. The income allocable to such OP Units is allocated on this same basis and reflected as noncontrolling interests in the accompanying combined consolidated financial statements. As such, the assumed conversion of these OP Units would have no net impact on the determination of diluted earnings per share.

Class C Common Stock

The Company’s Class C common stock will be equivalent in all material respects to, and rank on parity with, the Company’s Class A common stock, except that each share of Class C common stock will entitle the holder thereof to up to fifty votes. A holder of Class C common stock will not be entitled to a number of votes in excess of the number of its direct and indirect economic interests in the Operating Partnership. Therefore, no holder of Class C common stock will have a number of votes in respect of its shares of Class C common stock that exceeds the number of shares of Class C common stock, C-LTIP units, LTIP units, C-OP units and OP units beneficially owned by such holder. In order to implement this limitation, the number of votes (“Class C Votes”) per share of Class C common stock beneficially owned by a holder will equal the lesser of: (x) 50 and (y) the quotient of (A) the sum of (1) the number of shares of Class C common stock beneficially owned by such holder plus (2) the number of C-LTIP units beneficially owned by such holder plus (3) the number of LTIP units beneficially owned by such holder plus (4) the number of C-OP units beneficially owned by such holder plus (5) the number of OP units beneficially owned by such holder (each of a share of Class C common stock, a C-LTIP unit, a LTIP unit, a C-OP unit and an OP Unit, a “Class C Interest”) divided by (B) the number of shares of Class C common stock beneficially owned by such holder. If any Class C Interest is beneficially owned by more than one holder of Class C common stock and would, in the absence of this sentence, increase the number of Class C Votes of more than one such holder of Class C common stock by virtue of clause (y) of the immediately preceding sentence, then such Class C Interest shall only increase the number of Class C Votes of the ultimate beneficial owner of such Class C Interest that is also such a holder of Class C common stock, and not any other holder of Class C common stock.

Shares of the Company’s Class C common stock may be converted, or automatically convert, in certain circumstances to shares of the Company’s Class A common stock on a one-for-one basis. Subject to the preferential rights, if any, of holders of any class or series of the Company’s stock other than the Company’s Class A common stock and to the provisions of the Company’s charter regarding the restrictions on the ownership and transfer of stock, the holders of the Company’s Class C common stock will be entitled to receive distributions authorized by the Company’s Board and declared by the Company out of legally available funds after payment of, or provision for, full cumulative distributions on and any required redemptions of shares of any series of preferred stock then outstanding.

Operating Partnership and Long-Term Incentive Plan Units

On April 2, 2014, Bluerock Residential entered into the Second Amended and Restated Agreement of Limited Partnership of its Operating Partnership, Bluerock Residential Holdings, L.P. (the “Partnership Agreement”), pursuant to which Bluerock Residential was the sole general partner of the Operating Partnership. In connection with the Distribution, the Partnership Agreement was amended by the Thirteenth Amendment thereto, pursuant to which Bluerock Residential withdrew as the general partner of the Operating Partnership and the Company was admitted as the sole general partner thereof. The Company may not be removed as general partner of the Operating Partnership by the limited partners with or without cause.

The Partnership Agreement, as amended, provides, among other things, that the Operating Partnership initially has two classes of limited partnership interests: OP Units and LTIP Units. Certain OP units will be designated as “C-OP Units” and certain LTIP units will be designated as “C-LTIP Units.” The Company expects that its Operating Partnership will issue OP units to limited partners, including the Company, in exchange for capital contributions of cash or property, including in connection with the contribution of the net proceeds of any future offering of the Company’s shares, as described above, and that the Company’s Operating Partnership will issue LTIP units, pursuant to the BHM Incentive Plans, to persons (including our Manager, directors and employees) or entities who provide services to the Company. In addition, the Company’s Operating Partnership will issue C-LTIP Units to the Company’s Manager pursuant to the Management Agreement. In calculating the percentage interests of the partners in the Operating Partnership, LTIP Units are treated as OP Units. Additional C-LTIP Units will also be issuable to the Company’s executive officers or other service providers of the Company at the discretion of the Company’s Board.

Pursuant to the Partnership Agreement the Company will be obligated file a registration statement covering the issuance or resale of shares of common stock received by limited partners who held their Partnership Units as of the date of the partnership agreement (including their transferees and assigns) upon such limited partners’ redemption of their OP units, under which the Company will agree to use reasonable efforts to have the registration statement declared effective, to register or qualify such shares under the securities or blue sky laws of such jurisdictions within the United States as required by law, to list the Company’s shares of common stock issued pursuant to the exercise of redemption rights on any securities exchange or national market system upon which the Company’s shares of common stock are then listed, and to indemnify limited partners exercising redemption rights against all losses caused by any untrue statement of a material fact contained in the registration statement, preliminary prospectus or prospectus or caused by any omission to state a material fact required to be stated or necessary to make the statements therein not misleading, except insofar as such losses are caused by any untrue statement or omission based upon information furnished to us by such limited partners.

In general, LTIP Units will receive the same per-unit distributions as the OP Units. Initially, each LTIP Unit will have a capital account balance of zero and, therefore, will not have full parity with OP Units with respect to any liquidating distributions. However, the Partnership Agreement, as amended provides that “book gain,” or economic appreciation, in the Company’s assets realized by the Operating Partnership as a result of the actual sale of all or substantially all of the Operating Partnership’s assets, or the revaluation of the Operating Partnership’s assets as provided by applicable U.S. Department of Treasury regulations, will be allocated first to the holders of LTIP Units until their capital account per unit is equal to the average capital account per-unit of the Company’s OP Unit holders in the Operating Partnership.

As of December 31, 2022, limited partners other than the Company owned approximately 67.00% of the common units of the Operating Partnership (4,079,245 OP Units, or 35.03%, is held by OP Unit holders, and 3,721,690 LTIP Units, or 31.97%, is held by LTIP Unit holders, including 3.48% which are not vested at December 31, 2022). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash. LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock, or, at the Company’s election, cash.

In the future, the Operating Partnership may issue OP Units or preferred OP Units from time to time in connection with acquisitions of properties or for financing, compensation or other reasons.

Equity Incentive Plans

LTIP Unit Grants

The Company’s Board has adopted, and the Company’s sole initial stockholder has approved the Bluerock Homes Trust, Inc. 2022 Equity Incentive Plan for Individuals (the “BHM Individuals Plan”) and the Bluerock Homes Trust, Inc. 2022 Equity Incentive Plan for Entities (the “BHM Entities Plan”). Together, the Company refers to the BHM Individuals Plan and the BHM Entities Plan as the “BHM Incentive Plans.” The BHM Incentive Plans provide for the grant of options to purchase shares of our common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards, and are administered by the compensation committee of our Board.

The aggregate number of shares of the Company’s common stock authorized for issuance under the BHM Incentive Plans is 3,597,109, with (i) 1,200,000 shares available for issuance under the BHM Incentive Plans, and (ii) 2,397,109 shares subject to awards granted under the Bluerock Residential Growth REIT, Inc. Amended and Restated 2014 Equity Incentive Plan for Individuals and the Bluerock Residential Growth REIT, Inc. Amended and Restated 2014 Equity Incentive Plan for Entities (together, the “Prior Plans”) that may become available for issuance or reissuance, as applicable, under the BHM Incentive Plans if such awards are forfeited, canceled or otherwise terminated (other than by exercise).

On November 3, 2022, the Company made an initial staking grant of 405,796 LTIP Units to the Manager (such grant, the “Manager Grant”) pursuant to the BHM Incentive Plans. The Manager Grant was evidenced by an LTIP Unit Vesting Agreement. Such LTIP Units will vest ratably on an annual basis over a five-year period. The Company recognizes compensation expense ratably over the vesting period for time-based LTIP Units based on the fair value at the date of grant. The Company recognized expense of $0.3 million related to the Manager grant during the 2022 period. Once vested, these awards of LTIP Units may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Company, and may then be redeemed for cash or, at the option of the Company and after a one year holding period (including any period during which the LTIP Units were held), settled in shares of the Company’s Class A common stock on a one-for-one basis. As a holder of LTIP Units, the Manager will be entitled to receive “distribution equivalents”

with respect to such LTIP Units, whether or not vested, at the same time distributions are paid to the holders of the Company’s Class A common stock.

In addition, on November 3, 2022, the Company made an initial staking grant of 5,339 LTIP Units to each independent member of the Board (such grants, collectively, the “Director Grants”). Each such Director Grant was evidenced by an LTIP Unit Award Agreement. Such LTIP Units were fully vested upon issuance and may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Company, and may then be redeemed for cash or, at the option of the Company and after a one year holding period (including any period during which the LTIP Units were held), settled in shares of the Company’s Class A common stock on a one-for-one basis. The Company recognized an aggregate expense of $0.5 million immediately based on the fair value at the date of grant. From the date of grant, holders of such LTIP Units will be entitled to receive “distribution equivalents” with respect to such LTIP Units at the time distributions are paid to the holders of the Company’s Class A common stock.

In addition, on November 3, 2022, the Company granted 764 LTIP Units to each independent member of the Board in payment of the prorated equity portion of their respective annual retainers for fiscal year 2022 (such grants, collectively, the “Retainer Grants”) pursuant to the BHM Incentive Plans. Each such Retainer Grant was evidenced by an LTIP Unit Award Agreement. Such LTIP Units were fully vested upon issuance and may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Company, and may then be redeemed for cash or, at the option of the Company and after a one year holding period (including any period during which the LTIP Units were held), settled in shares of the Company’s Class A common stock on a one-for-one basis. The Company recognized an aggregate expense of $0.1 million immediately based on the fair value at the date of grant. From the date of grant, holders of such LTIP Units will be entitled to receive “distribution equivalents” with respect to such LTIP Units at the time distributions are paid to the holders of the Company’s Class A common stock.

A summary of the status of the Company’s non-vested LTIP Units granted under the BHM Incentive Plans as of December 31, 2022, is as follows:

		Weighted average grant-
Non-Vested LTIP Units	LTIP Units	date fair value
Balance at January 1, 2022	—	$—
Granted	430,208	22.64
Vested	(24,412)	22.64
Forfeited	—	—
Balance at December 31, 2022	405,796	$22.64

As of December 31, 2022, there was $8.9 million of total unrecognized compensation expense related to unvested LTIP Units granted under the Incentive Plans. The remaining expense is expected to be recognized over a period of 4.8 years.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

There is no assurance that the Company will declare dividends. Holders of OP Units and LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of the Company’s Class A common stock.

Note 15 – Commitments and Contingencies

The aggregate amount of the Company’s contractual commitments to fund future cash obligations in certain of its preferred equity and joint venture investments was $3.4 million and $108.1 million as of December 31, 2022 and 2021, respectively.

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the combined consolidated financial position or results of operations or liquidity of the Company.

Note 16 – Subsequent Events

Issuance of LTIP Units under the BHM Incentive Plans

On January 1, 2023, the Company granted 3,303 LTIP Units pursuant to the BHM Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance.

Acquisition of Additional Interests in Peak JV 4, formerly Savannah 319

On January 6, 2023, the Company purchased Peak REIT OP’s interest in Peak JV 4, increasing the Company’s interest in the joint venture from 80% to 100%. The Company purchased Peak REIT OP’s interest for $1.0 million in cash after the Company’s priority equity contributions in the aggregate of $10.3 million were applied against the aggregate unit purchase prices of $15.8 million.

Issuance of C-LTIP Units for Payment of the Fourth Quarter 2022 Base Management Fee and Operating Expense Reimbursement

The Manager earned a base management fee of $1.8 million during the fourth quarter 2022. This amount was payable 50% in C-LTIP Units with the other 50% payable in either cash or C-LTIP Units, at the discretion of the Board. In addition, the Manager was entitled to a $0.4 million reimbursement for operating expenses it incurred on behalf of the Company for the fourth quarter 2022. This reimbursement was payable in cash or C-LTIP Units, at the discretion of the Board. Upon consultation with the Manager, the Board elected to pay 100% of the base management fee and the operating expense reimbursement in C-LTIP Units. On February 22, 2023, the Company issued 85,750 and 17,462 C-LTIP Units in payment of the base management fee and operating expense reimbursement, respectively, for the fourth quarter 2022.

Peak REIT OP Interests

On March 3, 2023, the Company’s agreement with Peak REIT OP regarding its total preferred equity investment was amended. Previously, the Company earned a 7.0% current return and a 3.0% accrued return, for a total preferred return of 10.0% per annum, on $16.0 million of its investment. On the Company’s remaining $4.3 million investment, it earned a 4.0% current return and a 4.0% accrued return, for a total preferred return of 8.0% per annum. On the Company’s total $20.3 million investment, it earned a total weighted average preferred return of 9.6% per annum. As part of the amendment, the Company’s two tranches of preferred equity investments were combined into one $20.3 million preferred equity investment earning a 6.4% current return and a 3.2% accrued return, for a total preferred return of 9.6% per annum. In addition, the amendment increased the collateral underlying the Company’s preferred investment from 474 units to 648 units.

On March 9, 2023, the Company’s preferred equity investment in the Peak REIT OP was partially redeemed for $4.1 million, which included principal investment of $4.0 million and accrued preferred return of $0.1 million, leaving the Company’s remaining preferred equity investment in the Peak REIT OP at $16.3 million.

Acquisition of Additional Interests in Peak JV 1, formerly Indy and Springfield

On March 8, 2023, the Company purchased Peak REIT OP’s interest in Peak JV 1, increasing its interest in the joint venture from 60% to 100%. The Company purchased Peak REIT OP’s interest for $4.1 million in cash after its priority equity contributions, plus adjustments typical in such real estate transactions, in the aggregate of $40.4 million were applied against the aggregate unit purchase prices of $50.6 million.

Investment Activity

Subsequent to December 31, 2022 and through the filing date of this Annual Report on Form 10-K, the Company (i) acquired an additional 18 consolidated operating units included in Peak JV 4, (ii) increased its preferred equity investment commitment in the Willow Park JV by $2.1 million, for a total commitment of $4.6 million, and (iii) increased its preferred equity investment commitment in the Woods JV by $2.3 million, for a total commitment of $5.6 million.

Bluerock Homes Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation	December 31, 2022
(amounts in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
											Life on Which
					Costs						Depreciation in
			Initial Cost		Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
				Building and	Subsequent		Building and		Accumulated	Date of	Statement is
Property	Location	Encumbrance	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation	Acquisition	Computed
Real Estate Held for Investment
Ballast	AZ / CO / WA	$—	$7,272	$25,900	$1,009	$7,316	$26,865	$34,181	$569	2022	3 - 40 Years
Golden Pacific	IN / KS / MO	—	6,235	29,994	4,583	6,235	34,577	40,812	795	2021/2022	3 - 40 Years
ILE	TX / SE US	30,575	22,438	90,637	10,118	22,438	100,755	123,193	2,829	2021/2022	3 - 40 Years
Navigator Villas	WA	20,039	2,026	27,206	1,103	2,027	28,308	30,335	3,215	2019	3 - 40 Years
Peak JV 1 (1)	IN / MO	—	8,304	44,645	1,031	8,308	45,672	53,980	2,037	2021	3 - 40 Years
Peak JV 2 (2)	TX	—	10,938	77,105	2,898	10,949	79,992	90,941	2,966	2021/2022	3 - 40 Years
Peak JV 3, formerly DFW 189	TX	—	5,638	22,416	695	5,641	23,108	28,749	788	2021	3 - 40 Years
Peak JV 4, formerly Savannah 319	GA	—	2,200	14,049	97	2,200	14,146	16,346	230	2022	3 - 40 Years
Wayford at Concord	NC	32,973	2,933	40,922	90	2,933	41,012	43,945	2,133	2021	3 - 40 Years
Yauger Park Villas	WA	14,644	1,322	24,575	637	1,322	25,212	26,534	1,619	2021	3 - 40 Years
Subtotal		98,231	69,306	397,449	22,261	69,369	419,647	489,016	17,181

Non-Real Estate assets
REIT Operator	MI	—	—	185	790	—	975	975	684	2017	5 Years
Subtotal		—	—	185	790	—	975	975	684

Total		$98,231	$69,306	$397,634	$23,051	$69,369	$420,622	$489,991	$17,865
(1)	Peak JV 1 includes the portfolios formerly presented as Indy and Springfield.
(2)	Peak JV 2 includes the portfolios formerly presented as Axelrod, Granbury, Granbury 2.0, Lubbock, Lubbock 2.0, Lubbock 3.0, Lynnwood, Lynnwood 2.0, Springtown, Springtown 2.0, Texarkana and Texas Portfolio 183, of which all are in Texas.

Bluerock Homes Trust, Inc.
Notes to Schedule III	December 31, 2022
(amounts in thousands)

1. Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2021 to December 31, 2022.

	2022	2021
Balance at January 1	$323,048	$377,781
Construction and acquisition cost	166,943	293,846
Disposition of real estate	—	(348,579)
Balance at December 31	$489,991	$323,048

2. Reconciliation of Accumulated Depreciation

The following table reconciles the Real Estate Properties from January 1, 2021 to December 31, 2022.

	2022	2021
Balance at January 1	$4,964	$35,375
Current year depreciation expense	12,901	6,332
Disposition of real estate	—	(36,743)
Balance at December 31	$17,865	$4,964

Bluerock Homes Trust, Inc.
Schedule IV - Mortgage Loans on Real Estate	December 31, 2022

Principal Amount of
							Face Amount of	Carrying Amount of	Mortgages Subject
					Periodic Payment		Mortgages (in	Mortgages (in	to Delinquent
Description	Property Name	Location	Interest Rate	Maturity Date	Terms	Prior Liens	thousands)	thousands)	Principal or Interest
Real Estate Loans on Residential Rental Community (1)	—	—	—	—	—	—	$—	$—	—
							$—	$—
(1)	The Hartley at Blue Hill and Weatherford 185 loans previously presented in Schedule IV were paid off in full during 2022. Refer to Note 7 for further information.

Bluerock Homes Trust, Inc.

Notes to Schedule IV - Reconciliation of Mortgage Loans on Real Estate

(amounts in thousands)

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$36,000	$47,900
Additions during period:
Purchases	9,645	526
Deductions during period:
Collections of principal	(45,645)	(12,426)
Balance at end of period	$—	$36,000

EXHIBIT INDEX

Exhibit Number	Description
2.1

Separation and Distribution Agreement, dated as of October 5, 2022, by and among Bluerock Residential Growth REIT, Inc., Badger Parent LLC, Badger Holdco LLC, Bluerock Residential Holdings, L.P. and Bluerock Homes Trust, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 6, 2022

3.1	Second Articles of Amendment and Restatement of Bluerock Homes Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 6, 2022

3.2	Amended and Restated Bylaws of Bluerock Homes Trust, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 6, 2022

3.3	Articles Supplementary of the Company, dated December 1, 2022, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 5, 2022

3.4

Articles Supplementary of the Company, dated January 24, 2023, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11 (SEC File No. 333-269415) filed on January 25, 2023

3.5	Articles Supplementary of the Company, dated March 14, 2023

4(vi)	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1

Tax Matters Agreement, dated as of October 5, 2022, by and among Bluerock Residential Growth REIT, Inc., Badger Parent LLC, Badger Holdco LLC, Bluerock Residential Holdings, L.P., Bluerock REIT Holdings, LLC and Bluerock Homes Trust, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.2

Management Agreement, dated as of October 5, 2022, by and among Bluerock Homes Manager, LLC, Bluerock Homes Trust, Inc. and Bluerock Residential Holdings, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.3

Amendment to Management Agreement, dated January 10, 2023, by and among Bluerock Homes Manager, LLC, Bluerock Homes Trust, Inc. and Bluerock Residential Holdings, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2023

10.4	Bluerock Homes Trust, Inc. 2022 Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.5	Bluerock Homes Trust, Inc. 2022 Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.6

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and R. Ramin Kamfar, effective October 6, 2022, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.7

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Jordan Ruddy, effective October 6, 2022, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.8

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Ryan MacDonald, effective October 6, 2022, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.9

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and James G. Babb, III, effective October 6, 2022, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.10

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Christopher J. Vohs, effective October 6, 2022, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.11

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Michael DiFranco, effective October 6, 2022, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.12

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Jason Emala, effective October 6, 2022, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.13

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and I. Bobby Majumder, effective October 6, 2022, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.14

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Elizabeth Harrison, effective October 6, 2022, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.15

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Kamal Jafarnia, effective October 6, 2022, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.16

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Romano Tio, effective October 6, 2022, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.17

Loan Agreement, dated April 6, 2022, by and among persons that are party thereto listed as Borrowers, persons party thereto that are listed as Equity Owners, Bluerock Residential Holdings, LP, persons that are party thereto listed as Lenders, Deutsche Bank Securities Inc., Deutsche Bank AG, New York Branch and Computershare Trust Company, N.A., incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2022

10.18

Sponsor Guaranty, dated April 6, 2022, by and between Bluerock Homes Trust, Inc. and Deutsche Bank AG, New York Branch, incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2022

10.19

Managing Broker Dealer Agreement by and among Bluerock Homes Trust, Inc. and Bluerock Capital Markets, LLC, dated November 1, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2022

10.20

Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated April 2, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on April 8, 2014

10.21

First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 21, 2015, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on October 21, 2015

10.22

Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated December 21, 2015, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on December 22, 2015

10.23

Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated March 1, 2016, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on March 1, 2016

10.24

Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated March 29, 2016, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on April 19, 2016

10.25

Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated July 15, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on July 18, 2016

10.26

Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 11, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on October 12, 2016

10.27

Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated July 21, 2017, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on July 21, 2017

10.27

Eighth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 31, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on November 6, 2017

10.28

Ninth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated November 15, 2017, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on November 20, 2017

10.29

Tenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated August 6, 2018, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Bluerock Residential Growth REIT, Inc. filed on August 8, 2018

10.30

Eleventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated November 16, 2018, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on November 19, 2018

10.31

Twelfth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated November 19, 2019, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on November 19, 2019

10.32

Thirteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated September 22, 2022, incorporated by reference to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on September 22, 2022

10.33

Fourteenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated December 1, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 1, 2022

10.34

Fifteenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated January 24, 2023, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-11 (SEC File No. 333-269415) filed on January 25, 2023

10.35

Form of Dealer Manager Agreement by and among Bluerock Homes Trust, Inc. and Bluerock Capital Markets, LLC, incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (SEC File No. 333-269415) filed on January 25, 2023

14.1	Code of Business Conduct and Ethics, effective October 6, 2022, incorporated by reference to Exhibit 14.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2022

14.2

Code of Ethics for Senior Executive and Financial Officers, effective October 6, 2022, incorporated by reference to Exhibit 14.2 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2022

21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-11 (SEC File No. 333-269415) filed on January 25, 2023

23.1	Consent of Grant Thornton LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Information Statement of Bluerock Homes Trust, Inc., dated September 26, 2022, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on September 26, 2022

99.2	Press Release of Bluerock Homes Trust, Inc., issued October 6, 2022, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on October 6, 2022

99.3

Unaudited Pro Forma Combined Financial Statements as of September 30, 2022 and for the three and nine months ended September 30, 2022, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on November 4, 2022

101.1

The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1)