Form 10-Q
period 2023-03-31
Bluerock Homes Trust, Inc.
filed 2023-05-11
CIK 1903382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

⌧          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	⌧
Smaller reporting company	☐	Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Number of shares outstanding of the registrant’s

classes of common stock, as of May 8, 2023:

Class A Common Stock: 3,835,013 shares

Class C Common Stock: 8,489 shares

BLUEROCK HOMES TRUST, INC.

FORM 10-Q

March 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK HOMES TRUST, INC.

COMBINED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	March 31,	December 31,
	2023	2022
ASSETS
Net Real Estate Investments
Land	$69,874	$69,369
Buildings and improvements	416,742	412,463
Furniture, fixtures and equipment	9,020	8,159
Total Gross Real Estate Investments	495,636	489,991
Accumulated depreciation	(21,822)	(17,865)
Total Net Real Estate Investments	473,814	472,126
Cash and cash equivalents	58,691	78,426
Restricted cash	4,411	4,136
Accounts receivable, prepaids and other assets, net	20,147	17,916
Preferred equity investments in unconsolidated real estate joint ventures, net	85,891	86,289
TOTAL ASSETS	$642,954	$658,893

LIABILITIES AND EQUITY
Mortgages payable	$97,820	$98,191
Revolving credit facilities	49,000	55,000
Accounts payable	1,145	1,751
Other accrued liabilities	7,927	9,752
Due to affiliates	2,361	2,211
Total Liabilities	158,253	166,905
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 250,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock - Class A, $0.01 par value, 562,500,000 shares authorized; 3,835,013 shares issued and outstanding as of March 31, 2023 and December 31, 2022	38	38
Common stock - Class C, $0.01 par value, 187,500,000 shares authorized; 8,489 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Additional paid-in-capital	126,482	126,623
Retained earnings	31,785	33,325
Total Stockholders’ Equity	158,305	159,986
Noncontrolling Interests
Operating partnership units	309,385	307,825
Partially owned properties	17,011	24,177
Total Noncontrolling Interests	326,396	332,002
Total Equity	484,701	491,988
TOTAL LIABILITIES AND EQUITY	$642,954	$658,893

See Notes to Combined Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2023 (1)	2022 (1)
Revenues
Rental and other property revenues	$10,138	$6,852
Interest income from loan investments	—	885
Total revenues	10,138	7,737

Expenses
Property operating	4,557	2,780
Property management and asset management fees	1,091	643
General and administrative	1,994	1,626
Management fees to related party	1,922	—
Acquisition and other transaction costs	1,455	—
Depreciation and amortization	3,958	4,482
Total expenses	14,977	9,531
Operating loss	(4,839)	(1,794)

Other income (expense)
Other income	44	1
Preferred returns on unconsolidated real estate joint ventures	2,796	1,273
(Provision for) recovery of credit losses, net	(6)	362
Interest expense, net	(3,273)	(1,058)
Total other (loss) income	(439)	578
Net loss	(5,278)	(1,216)
Net loss attributable to noncontrolling interests
Operating partnership units	(2,985)	(302)
Partially owned properties	(753)	(757)
Net loss attributable to noncontrolling interests	(3,738)	(1,059)
Net loss attributable to common stockholders	$(1,540)	$(157)

Net loss per common share – Basic (2)	$(0.40)	$(0.04)
Net loss per common share – Diluted (2)	$(0.40)	$(0.04)

Weighted average basic common shares outstanding (2)	3,843,502	3,843,502
Weighted average diluted common shares outstanding (2)	3,843,502	3,843,502
(1)	The consolidated financial statements for the three months ended March 31, 2023 represent the Company’s results of operations as an independent, publicly traded company. The combined consolidated financial statements for the three months ended March 31, 2022 present the Company’s results of operations prior to the spin-off transaction on October 6, 2022, which represents a carve-out of operations attributable to the Company related to Bluerock Residential’s single-family residential home business. As a result, results of operations for the three months ended March 31, 2023 may not be comparable to the Company’s results of operations for the prior period presented.
(2)	Basic and diluted net loss per common share for the three months ended March 31, 2022 were calculated using the number of common stock shares distributed on October 6, 2022 in connection with the spin-off transaction.

See Notes to Combined Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2023

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A		Class C
	Common Stock		Common Stock		Additional
	Number		Number		Paid-in	Retained	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Earnings	Interests	Total Equity
Balance, January 1, 2023	3,835,013	$38	8,489	$—	$126,623	$33,325	$332,002	$491,988

Issuance of LTIP Units for director compensation	—	—	—	—	—	—	279	279
Issuance of LTIP Units to Manager	—	—	—	—	—	—	2,610	2,610
Acquisition of noncontrolling interests	—	—	—	—	1,515	—	(6,564)	(5,049)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	(99)	(99)
Contributions from noncontrolling interests	—	—	—	—	—	—	250	250
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(1,656)	—	1,656	—
Net loss	—	—	—	—	—	(1,540)	(3,738)	(5,278)
Balance, March 31, 2023	3,835,013	$38	8,489	$—	$126,482	$31,785	$326,396	$484,701

See Notes to Combined Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2022

COMBINED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Predecessor
	Bluerock	Retained	Noncontrolling
	Homes Equity	Earnings	Interests	Total Equity
Balance, January 1, 2022	$116,510	$34,325	$311,136	$461,971

Contributions, net	30,694	—	60,307	91,001
Distributions to partially owned noncontrolling interests	—	—	(58)	(58)
Net loss	—	(157)	(1,059)	(1,216)
Balance, March 31, 2022	$147,204	$34,168	$370,326	$551,698

See Notes to Combined Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(5,278)	$(1,216)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,544	4,781
Amortization of fair value adjustments	(80)	(80)
Preferred returns on unconsolidated real estate joint ventures	(2,796)	(1,273)
Fair value adjustment of interest rate caps and swaps	1,133	—
Provision for (recovery of) credit losses, net	6	(362)
Distributions of income and preferred returns from preferred equity investments in unconsolidated real estate joint ventures	563	754
Share-based compensation attributable to equity incentive plan	279	—
Share-based compensation to Manager – LTIP/C-LTIP Units	2,610	—
Changes in operating assets and liabilities:
Due to affiliates, net	150	445
Accounts receivable, prepaids and other assets	(1,632)	(1,157)
Notes and accrued interest receivable	—	2,757
Accounts payable and other accrued liabilities	(1,695)	(208)
Net cash (used in) provided by operating activities	(2,196)	4,441

Cash flows from investing activities:
Acquisitions of real estate investments	(4,330)	(31,917)
Capital expenditures	(2,051)	(3,665)
Investment in notes receivable	—	(9,645)
Repayments on notes receivable	—	31,000
Purchase of interests from noncontrolling interests	(5,049)	—
Proceeds from redemption of unconsolidated real estate joint ventures	4,058	—
Investment in unconsolidated real estate joint venture interests	(3,666)	(10,712)
Net cash used in investing activities	(11,038)	(24,939)

Cash flows from financing activities:
Distributions to partially owned noncontrolling interests	(99)	(58)
Contributions from Bluerock Residential	—	30,694
Contributions from noncontrolling interests	250	60,307
Borrowings on mortgages payable	—	9,974
Repayments on mortgages payable	(377)	(508)
Repayments on revolving credit facilities	(6,000)	—
Payments of deferred financing fees	—	(428)
Net cash (used in) provided by financing activities	(6,226)	99,981

Net (decrease) increase in cash, cash equivalents and restricted cash	$(19,460)	$79,483
Cash, cash equivalents and restricted cash, beginning of year	82,562	136,929
Cash, cash equivalents and restricted cash, end of period	$63,102	$216,412

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$58,691	$210,666
Restricted cash	4,411	5,746
Total cash, cash equivalents and restricted cash, end of period	$63,102	$216,412

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$1,717	$734

Supplemental disclosure of non-cash investing and financing activities
Distributions payable – declared and unpaid	$—	$3,269
Capital expenditures held in accounts payable and other accrued liabilities	$849	$140

See Notes to Combined Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Bluerock Homes Trust, Inc. (the “Company” or “Bluerock Homes”) was formed in Maryland as a wholly owned subsidiary of Bluerock Residential Growth REIT, Inc (“Bluerock Residential”) on December 16, 2021, and historically operated as part of Bluerock Residential and not as a standalone company. On October 6, 2022, Bluerock Residential completed a spin-off transaction that resulted in its single-family residential real estate business and certain other assets being contributed to Bluerock Homes, and Bluerock Homes becoming an independent, publicly traded company. Financial statements for the period ended and prior to October 6, 2022 have been derived from Bluerock Residential's historical accounting records and are presented on a carve-out basis. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included in the financial statements. The financial statements for the period ended and prior to October 6, 2022 also include general and administrative expenses that have been allocated to the Company from Bluerock Residential based on relative unit count. These allocated expenses are for corporate office expenses and management including, but not limited to, executive oversight, asset management, treasury, finance, human resources, tax, accounting, financial reporting, information technology and investor relations. However, amounts recognized by the Company are not representative of the amounts that would have been reflected in these financial statements had the Company operated independently of Bluerock Residential. Any references to “the Company” for all periods ended October 6, 2022 and prior refer to Bluerock Homes as owned by Bluerock Residential.

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

As of March 31, 2023, the Company held an aggregate of 4,160 residential units held through seventeen real estate investments, consisting of ten consolidated operating investments and seven investments held through preferred equity investments. As of March 31, 2023, the Company’s consolidated operating investments were approximately 94.5% occupied.

The Company intends to elect to be taxed and to operate in a manner that will allow it to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with its taxable year ending December 31, 2022 upon the filing of its U.S. federal income tax return for such taxable year. As a REIT, the Company generally will not be subject to corporate-level income taxes. To qualify and maintain its REIT status, the Company will be required, among other requirements, to distribute annually at least 90% of its “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to the Company’s stockholders. If the Company fails to qualify and maintain its qualification as a REIT in any taxable year, it would be subject to federal income tax on its taxable income at regular corporate tax rates and it would not be permitted to qualify as a REIT for four years following the year in which its qualification was denied. The Company intends to organize and operate in such a manner that it would qualify and remain qualified as a REIT.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company conducts its operations through Bluerock Residential Holdings, L.P., its operating partnership (the “Operating Partnership”), of which it is the sole general partner. The combined consolidated financial statements include the Company’s accounts and those of the Operating Partnership and its subsidiaries. As of March 31, 2023, limited partners other than the Company owned approximately 67.32% of the common units of the Operating Partnership (62.67% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 4.65% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 3.45% which are not vested at March 31, 2023).

The combined consolidated financial statements include certain prior period reclassifications made by the Company to reflect the Operating Partnership unitholders’ approximately 66% ownership in the Company following the spin-off transaction. Reclassifications to net loss on the combined consolidated statements of operations, along with reclassifications to stockholders’ equity and noncontrolling interest for Operating Partnership unitholders on the combined consolidated balances sheets and statements of stockholders’ equity, were made for the period ending and prior to October 6, 2022.

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

For investments that do not meet the criteria of a security under ASC 320 Investments – Debt Securities, the Company has concluded that the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate. The Company recognizes interest income on its notes receivable on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected. Costs incurred to originate its notes receivable are deferred and amortized using the effective interest method over the term of the related notes receivable. The Company evaluates the collectability of each loan investment and estimates a provision for credit loss, as applicable. Refer to the CECL section of this Note for further information regarding CECL and the Company’s provision for credit losses. The Company did not have any loan investments at March 31, 2023.

Significant Risks and Uncertainties

The COVID-19 Pandemic and Uncertainty Due to Economic Volatility

The Company’s results of operations in the future may be directly or indirectly affected by uncertainties such as the effects of the novel coronavirus (“COVID-19”) pandemic or inflation and related volatility in the market. State, local and federal entities imposed various temporary restrictions on eviction, late fees, and rent prices as a result of the COVID-19 pandemic. While many of those temporary restrictions have ended, the Company continues to monitor policies related to these restrictions to reduce the consequences of such policies on the Company’s financial condition. If conditions similar to those experienced during the COVID-19 pandemic were to reoccur, such conditions and any resulting macro-economic changes could have material and adverse effects on the Company’s financial condition, results of operations and cash flows.

Additionally, inflation accelerated rapidly in 2022 and into the first quarter of 2023. The Company’s operating costs, including utilities and payroll, may increase as a result of increases in inflation. The Federal Reserve has continued to increase interest rates to curb the effects of rising inflation. Rising interest rates cause uncertainty in credit and capital markets which could have material and adverse effects on the Company’s financial condition, results of operations and cash flows. The Company continues to closely monitor the impact of COVID-19 and economic volatility on all aspects of its business.

Summary of Significant Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (“SEC”) on March 22, 2023 for discussion of the Company’s significant accounting policies. During the three months ended March 31, 2023, there were no material changes to these policies.

Interim Financial Information

The accompanying unaudited combined consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the Unites States of America (“GAAP”) for interim financial reporting, and the instructions to Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, the financial statements for interim reporting do not include all the information and notes or disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for interim periods should not be considered indicative of the operating results for a full year.

The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all the information and disclosures required by GAAP for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited combined consolidated financial statements for the year ended December 31, 2022 contained in the Annual Report on Form 10-K as filed with the SEC on March 22, 2023.

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

New Accounting Pronouncements

In January 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-01 “Reference Rate Reform (Topic 848)” (“ASU 2021-01”). The amendments in ASU 2021-01 permit entities to elect certain optional expedients in connection with reference rate reform activities and their impact on debt, contract modifications and derivative instruments as it is expected the global market will transition from LIBOR and other interbank offered rates to alternative reference rates. The amendments in ASU 2021-01 are effective immediately, though as the sunset date of Topic 848 was deferred through the issuance of ASU No. 2022-06, such amendments  may be elected over time as reference rate reform activities occur through December 31, 2024. The Company has not elected the optional expedients, though it continues to evaluate the impact of the guidance and may apply elections as applicable as changes in the market occur.

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

Note 3 – Investments in Real Estate

As of March 31, 2023, the Company held seventeen real estate investments, consisting of ten consolidated operating investments and seven investments held through preferred equity investments. The following tables provide summary information regarding the Company’s consolidated operating investments and preferred equity investments.

Consolidated Operating Investments

		Number of	Average Year	Ownership
Name	Market	Units	Built	Interest
Ballast	AZ / CO / WA	84	1998	95%
Golden Pacific	IN / KS / MO	171	1976	97%
ILE	TX / SE US	482	1991	95%
Indy-Springfield, formerly Peak JV 1	IN / MO	334	1997	100%
Navigator Villas	Pasco, WA	176	2013	90%
Peak JV 2	Various / TX	608	1980	80%
Peak JV 3	Dallas-Fort Worth, TX	189	1962	56%
Savannah-84, formerly Peak JV 4	Savannah, GA	84	2022-2023	100%
Wayford at Concord	Concord, NC	150	2019	83%
Yauger Park Villas	Olympia, WA	80	2010	95%
Total Units		2,358

Depreciation expense was $4.0 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. Amortization expense related to the in-place leases was zero and $1.7 million for the three months ended March 31, 2023 and 2022, respectively.

Preferred Equity Investments

		Actual /	Actual /	Actual /
		Planned	Estimated	Estimated
		Number of	Initial	Construction
Lease-up Investment Name	Location / Market	Units	Occupancy	Completion
The Woods at Forest Hill	Forest Hill, TX	76	4Q 2022	3Q 2023
Willow Park	Willow Park, TX	46	2Q 2022	3Q 2023
The Cottages at Warner Robins	Warner Robins, GA	251	1Q 2023	4Q 2023
Total Lease-up Units		373

Development Investment Name
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	2Q 2023	4Q 2023
The Cottages of Port St. Lucie	Port St. Lucie, FL	286	2Q 2023	1Q 2024
Wayford at Innovation Park	Charlotte, NC	210	3Q 2023	3Q 2024
Total Development Units		790

		Number of
Operating Investment Name		Units
Peak Housing (1)	IN / MO / TX	639
Total Operating Units		639
Total Units		1,802
(1)	Peak Housing is a stabilized operating portfolio and the number of units shown represents those collateralizing the Company’s preferred equity investment in the Peak REIT OP as of March 31, 2023 (refer to Note 6 for further information). Unit counts excludes units presented in the consolidated operating investments table above.

Note 4 – Acquisition of Real Estate and Additional Interests

Acquisition of Additional Savannah-84 units, formerly Peak JV 4

On February 23, 2023, the Company acquired 18 single-family residential units located in Savannah, Georgia that were added to the existing Savannah-84 portfolio. The Company has a 100% interest in the units and the purchase price of approximately $4.2 million was fully funded in cash upon acquisition.

Purchase Price Allocation

The real estate acquisition above has been accounted for as an asset acquisition. The purchase price was allocated to the acquired assets based on their estimated fair values at the date of acquisition.

The following table summarizes the assets acquired at the acquisition date for the additional Savannah-84 units (amounts in thousands):

Purchase Price
Allocation
Land	$499
Building	3,831
Total assets acquired (1)	$4,330
(1)	The $4.3 million of total assets acquired includes $0.1 million of acquisition expenses that have been capitalized as the acquisition of additional real estate units has been accounted for as an asset acquisition.

Acquisition of Additional Interests in Properties

During the three months ended March 31, 2023, the Company acquired the noncontrolling partner’s interest in the following properties ($ in thousands):

			Previous	New
			Ownership	Ownership
Property	Date	Amount	Interest	Interest
Savannah-84	January 6, 2023	$939	80%	100%
Indy-Springfield, formerly Peak JV 1	March 8, 2023	4,111	60%	100%

Note 5 – Notes and Interest Receivable

At March 31, 2023 and December 31, 2022, the Company held no loan investments and there were no outstanding interest receivable amounts due to the Company.

Allowance for Credit Losses

The provision for and recovery of credit losses of the Company’s loan investments at December 31, 2022 is summarized in the table below (amounts in thousands). The Company had no provision for or recovery of credit losses at March 31, 2023.

December 31,
2022
Beginning balance, net as of January 1, 2022	$59
Recovery of credit losses on pool of assets, net (1)	(59)
Provision for credit losses, end of period	$—
(1)	Under CECL, a provision for credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The recovery of credit losses during the year ended December 31, 2022 was a result of the sale of The Hartley at Blue Hill.

The following table is a summary of the interest income from loan investments for the three months ended March 31, 2022 (amounts in thousands). The Company did not record any interest income from loan investments during the three months ended March 31, 2023 as it held no loan investments during this period.

Three Months Ended
Property	March 31, 2022
The Hartley at Blue Hill (1)	$744
Weatherford 185 (2)	141
Total	$885
(1)	In the first quarter 2022, The Hartley at Blue Hill property was sold and the mezzanine loan provided by the Company was paid off in full. The Hartley at Blue Hill senior loan provided by the Company was paid off in full in the second quarter 2022.
(2)	On July 22, 2022, the Weatherford 185 mezzanine loan provided by the Company was paid off in full.

Note 6 – Preferred Equity Investments in Unconsolidated Real Estate Joint Ventures

The carrying amount of the Company’s preferred equity investments in unconsolidated real estate joint ventures as of March 31, 2023 and December 31, 2022 is summarized in the table below (amounts in thousands):

	March 31,	December 31,
Property	2023	2022
Peak Housing	$16,261	$20,318
The Cottages at Myrtle Beach	17,913	17,913
The Cottages at Warner Robins	13,250	13,250
The Cottages of Port St. Lucie	18,785	18,785
The Woods at Forest Hill	3,477	3,300
Wayford at Innovation Park	13,226	10,205
Willow Park	3,007	2,540
Total	$85,919	$86,311
Provision for credit losses	(28)	(22)
Total, net	$85,891	$86,289

Allowance for Credit Losses

The provision for and recovery of credit losses of the Company’s preferred equity investments at March 31, 2023 and December 31, 2022 are summarized in the table below (amounts in thousands):

	March 31,	December 31,
	2023	2022
Beginning balances, net as of January 1, 2023 and 2022, respectively	$22	$73
Provision for (recovery of) credit losses on pool of assets, net (1)	6	(51)
Provision for credit losses, net, end of period	$28	$22

Recovery of credit loss – Alexan Southside Place (2)	$—	$(292)
(1)	Under CECL, a provision for credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The provision for credit losses during the three months ended March 31, 2023 was primarily attributable to an increase in the trailing twelve-month historical default rate.
(2)	In 2021, Alexan Southside Place, the property underlying the Company’s preferred equity investment, was sold. In 2022, the Company recognized a partial recovery of a previously recorded credit loss on Alexan Southside Place.

As of March 31, 2023, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding preferred equity investments in seven joint ventures which are classified as held to maturity debt securities as the Company has the intention and ability to hold the investments to maturity. The Company earns a fixed return on these investments, which is included within preferred returns on unconsolidated real estate joint ventures in its combined consolidated statements of operations. Each joint venture’s purpose is to develop or operate a portfolio of residential units.

The preferred returns on the Company’s unconsolidated real estate joint ventures for the three months ended March 31, 2023 and 2022 are summarized below (amounts in thousands):

	Three Months Ended
	March 31,
Property	2023	2022
Peak Housing	$443	$466
The Cottages at Myrtle Beach	649	371
The Cottages at Warner Robins	480	26
The Cottages of Port St. Lucie	681	313
The Woods at Forest Hill	110	14
Wayford at Innovation Park	341	—
Willow Park	92	83
Total preferred returns on unconsolidated joint ventures	$2,796	$1,273

The occupancy percentages of the Company’s unconsolidated real estate joint ventures at March 31, 2023 and December 31, 2022 are as follows:

Property	March 31, 2023	December 31, 2022
Peak Housing	92.0%	95.4%
The Cottages at Myrtle Beach	(1)	(2)
The Cottages at Warner Robins (3)	16.7%	(2)
The Cottages of Port St. Lucie	(1)	(2)
The Woods at Forest Hill (4)	10.5%	1.3%
Wayford at Innovation Park	(1)	(2)
Willow Park (5)	32.6%	30.4%
(1)	The development had not commenced lease-up as of March 31, 2023.
(2)	The development had not commenced lease-up as of December 31, 2022.
(3)	The Cottages at Warner Robins commenced lease-up in February 2023.
(4)	The Woods at Forest Hill commenced lease-up in October 2022.
(5)	Willow Park commenced lease-up in late June 2022.

Peak Housing Interests

On March 3, 2023, the Company’s agreement with the operating partnership of Peak REIT OP regarding its total preferred equity investment was amended. Previously, the Company earned a 7.0% current return and a 3.0% accrued return, for a total preferred return of 10.0% per annum, on $16.0 million of its investment. On the Company’s remaining $4.3 million investment, it earned a 4.0% current return and a 4.0% accrued return, for a total preferred return of 8.0% per annum. On the Company’s total $20.3 million investment, it earned a total weighted average preferred return of 9.6% per annum. As part of the amendment, the Company’s two tranches of preferred equity investments were combined into one $20.3 million preferred equity investment earning a 6.4% current return and a 3.2% accrued return, for a total preferred return of 9.6% per annum. In addition, the amendment increased the collateral underlying the Company’s preferred equity investment from 474 units to 648 units. Peak REIT OP may sell the units collateralizing the Company’s preferred equity investment, though Peak REIT OP is required to distribute any net sale proceeds to the Company, after consideration for partnership operating expenses and reserve requirements, until the Company’s full preferred equity investment has been repaid in full, subject to certain rate of return requirements and including any accrued but unpaid preferred returns.

On March 9, 2023, the Company’s preferred equity investment in the Peak REIT OP was partially redeemed for $4.1 million, which included principal investment of $4.0 million and accrued preferred return of $0.1 million, leaving the Company’s remaining preferred equity investment in the Peak REIT OP at $16.3 million.

The Woods at Forest Hill Interests

The Company is party to a joint venture agreement with the Peak REIT OP (the “Woods JV”) to develop approximately 76-build for rent, single-family residential homes in Forest Hill, Texas. The Company made an original commitment to invest $3.3 million of preferred equity interests in the Woods JV. On March 17, 2023, the Company increased its commitment in the Woods JV by $2.3 million, for a total preferred equity investment commitment of $5.6 million, of which $3.5 million had been funded as of March 31, 2023. The Company earns a 13.0% per annum accrued return on its original preferred equity investment of $3.3 million. On its additional preferred equity investment commitment of $2.3 million, the Company will earn an accrued return on its outstanding capital contributions at a rate of 15.0% per annum compounded monthly, subject to a minimum multiple.

Willow Park Interests

The Company is party to a joint venture agreement with the Peak REIT OP (the “Willow Park JV”) to develop approximately 46-build for rent, single-family residential homes in Willow Park, Texas. The Company made an original commitment to invest $2.5 million of preferred equity interests in the Willow Park JV. On February 28, 2023, the Company increased its commitment in the Willow Park JV by $2.1 million, for a total preferred equity investment commitment of $4.6 million, of which $3.0 million had been funded as of March 31, 2023. The Company earns a 13.0% per annum accrued return on its original preferred equity investment of $2.5 million. On its additional preferred equity investment commitment of $2.1 million, the Company will earn an accrued return on its outstanding capital contributions at a rate of 15.0% per annum compounded monthly, subject to a minimum multiple.

Note 7 — Revolving Credit Facilities

The outstanding balances on the revolving credit facilities as of March 31, 2023 and December 31, 2022 are as follows (amounts in thousands):

Revolving Credit Facilities	March 31, 2023	December 31, 2022
DB Credit Facility	$29,000	$35,000
ILE Sunflower Credit Facility	20,000	20,000
Total	$49,000	$55,000

Deutsche Bank Credit Facility (“DB Credit Facility”)

On April 6, 2022, the Company entered into a credit facility with Deutsche Bank Securities Inc. (“Deutsche Bank”), as sole lead arranger, Deutsche Bank AG, New York Branch, as administrative agent, the financial institutions party thereto as lenders and Computershare Trust Company, N.A., as paying agent and calculation agent (the “DB Credit Facility”). The DB Credit Facility provides for a revolving loan with a maximum commitment amount of $150 million. Borrowings under the DB Credit Facility are limited to financings related to the acquisition, renovation, rehabilitation, maintenance and leasing of single-family residential units in the Peak JV 2 portfolio. During the initial term of the DB Credit Facility, borrowings bear interest on the amount drawn at Term SOFR plus 2.80%, and borrowings can be prepaid without premium or penalty. The interest rate on outstanding borrowings was 7.47% at March 31, 2023. The DB Credit Facility matures on April 6, 2024 and contains two (2) one-year extension options, subject to certain conditions. The DB Credit Facility contains certain financial and operating covenants, including maximum leverage ratio, minimum debt yield and minimum debt service coverage ratio. During the period ended March 31, 2023, Deutsche Bank waived the minimum debt service coverage ratio covenant in lieu of the Company reducing the outstanding balance under the DB Credit Facility to remain in compliance with such covenant. At March 31, 2023, the DB Credit Facility was drawn at $29 million, the maximum available amount as of such date. The Company has guaranteed the obligations under the DB Credit Facility.

ILE Sunflower Credit Facility

On December 27, 2021, the Company’s unaffiliated joint venture partner, ILE, entered into a credit facility with Sunflower Bank, N.A. (the “ILE Sunflower Credit Facility”). The ILE Sunflower Credit Facility provides for a revolving loan with an initial commitment amount of $20 million, which commitment contains an accordion feature to a maximum total commitment of up to $50 million. The ILE Sunflower Credit Facility, along with four other separate non-revolving credit facilities (refer to Note 8 for further information), is used in the financing of acquisitions of single-family residential units. Borrowings under the ILE Sunflower Credit Facility bear interest at LIBOR plus 3.0%, subject to a rate floor, and can be prepaid without penalty or premium. The interest rate on outstanding borrowings was 7.83% at March 31, 2023. The ILE Sunflower Credit Facility matures on December 27, 2024 and contains certain financial and operating covenants, including a minimum fixed charge coverage ratio. At March 31, 2023, ILE was in compliance with all covenants under the ILE Sunflower Credit Facility and the initial commitment was fully drawn at $20 million. A principal of ILE has guaranteed the obligations under the ILE Sunflower Credit Facility and the Company and ILE have pledged certain assets as collateral.

Note 8 – Mortgages Payable

The following table summarizes certain information as of March 31, 2023 and December 31, 2022, with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of March 31, 2023
	March 31,	December 31,		Interest-only
Property	2023	2022	Interest Rate	through date	Maturity Date

Fixed Rate:
ILE (1)	$25,759	$25,976	3.69%	(2)	(1)
Navigator Villas (3)	19,953	20,039	4.57%	(2)	June 1, 2028
Yauger Park Villas (4)	14,569	14,643	4.86%	(2)	April 1, 2026
Total Fixed Rate	$60,281	$60,658

Floating Rate:
ILE (5)	$4,600	$4,600	7.66%	August 2023	August 9, 2028
Wayford at Concord (6)	32,973	32,973	4.73%	May 2027	May 1, 2029
Total Floating Rate	$37,573	$37,573
Total	$97,854	$98,231
Fair value adjustments	1,155	1,235
Deferred financing costs, net	(1,189)	(1,275)
Total mortgages payable	$97,820	$98,191
(1)	ILE’s fixed rate debt represents the aggregate debt outstanding across two separate credit agreements. Of the $25.8 million balance, $6.6 million held through one credit agreement has a fixed rate of 3.50%, while the remaining $19.2 million held through the second credit agreement has a fixed rate of 3.75%. Both credit agreements mature in 2026.
(2)	The loan requires monthly payments of principal and interest.
(3)	The principal balance includes a $14.4 million senior loan at a fixed rate of 4.31% and a $5.6 million supplemental loan at a fixed rate of 5.23%.
(4)	The principal balance includes a $10.1 million senior loan at a fixed rate of 4.81% and a $4.5 million supplemental loan at a fixed rate of 4.96%.
(5)	ILE’s floating rate debt represents the debt outstanding from one credit agreement and bears interest at one-month Term SOFR plus 3.00%, subject to a 4.00% rate floor. In March 2023, the one-month Term SOFR in effect was 4.66%.
(6)	The Wayford at Concord loan bears interest at the 30-day average SOFR plus 2.23%. In March 2023, the 30-day average SOFR in effect was 4.53%. SOFR rate is subject to a 2.50% rate cap through April 2025. Please refer to Note 10 for further information.

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

Loss on Extinguishment of Debt and Debt Modification Costs

Upon repayment of or in conjunction with a material change (i.e. a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes-off any unamortized deferred financing costs and fair market value adjustments related to the original debt that was extinguished. Prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized are also included within loss on extinguishment of debt and debt modification costs on the combined consolidated statements of operations. Loss on extinguishment of debt and debt modification costs were zero for the three months ended March 31, 2023 and 2022.

Debt maturities

As of March 31, 2023, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2023 (April 1–December 31)	$1,142
2024	1,639
2025	1,717
2026	37,471
2027	866
Thereafter	55,019
$97,854
Add: Unamortized fair value debt adjustment	1,155
Subtract: Deferred financing costs, net	(1,189)
Total	$97,820

The net book value of real estate assets providing collateral for these above borrowings, including the revolving credit facilities (refer to Note 7 for further information), was $300.0 million as of March 31, 2023.

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

Note 9 – Fair Value of Financial Instruments

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

Fair Value of Financial Instruments

As of March 31, 2023 and December 31, 2022, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due to affiliates, accounts payable, and other accrued liabilities approximate their fair value based on their highly-liquid nature and/or short-term maturities.

Derivative Financial Instruments

The estimated fair values of derivative financial instruments are valued using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value of interest rate caps is determined using the market-standard methodology of discounting the future expected cash receipts which would occur if floating interest rates rise above the strike rate of the caps. The floating interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The inputs used in the valuation of interest rate caps and swaps fall within Level 2 of the fair value hierarchy.

Fair Value of Debt

As of March 31, 2023 and December 31, 2022, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $94.1 million and $93.7 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $99.0 million and $99.5 million, respectively. The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs of the fair value hierarchy) for similar types of borrowing arrangements.

Note 10 – Derivative Financial Instruments

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

As of March 31, 2023, the Company had interest rate caps and swaps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying interest rate for $68.6 million of the Company’s debt.

The table below presents the classification and fair value of the Company’s derivative financial instruments on the combined consolidated balance sheets as of March 31, 2023 and December 31, 2022 (amounts in thousands):

Derivatives not designated as hedging		Fair Values of Derivative Instruments
instruments under ASC 815-20	Balance Sheet Location	March 31, 2023	December 31, 2022
Interest rate caps	Accounts receivable, prepaids and other assets	$3,730	$4,702
Interest rate swaps	Accounts receivable, prepaids and other assets	486	647

The table below presents the classification and effect of the Company’s derivative financial instruments on the combined consolidated statements of operations for the three months ended March 31, 2023 and 2022 (amounts in thousands):

Derivatives not designated as hedging	Location of Gain (Loss)	The Effect of Derivative Instruments on the
instruments under ASC 815-20	Recognized in Income	Statements of Operations
		Three Months Ended March 31,
		2023	2022
Interest rate caps	Interest Expense	$(972)	$—
Interest rate swaps	Interest Expense	(161)	—

Note 11 – Related Party Transactions

Management Agreement

On October 5, 2022, the Company entered into a Management Agreement (the “Management Agreement”) with the Operating Partnership and Bluerock Homes Manager, LLC (the “Manager”), which is an affiliate of Bluerock Real Estate, LLC (“BRE”), pursuant to which the Manager will provide for the day-to-day management of the Company’s operations. Pursuant to the terms of the Management Agreement, the Manager will provide the Company with a management team and appropriate support personnel to provide such management services to the Company. The Management Agreement requires the Manager to manage the Company’s business affairs under the supervision and direction of the Company’s board of directions (the “Board”). Specifically, the Manager will be responsible for (i) the selection, purchase and sale of the Company’s portfolio investments, (ii) the Company’s financing activities, and (iii) providing the Company with advisory services, in each case in conformity with the investment guidelines and other policies approved and monitored by its Board. The initial term of the Management Agreement expires on October 6, 2023 and will be automatically renewed for a one-year term on each anniversary date thereafter unless earlier terminated or not renewed in accordance with the terms thereof.

The Company will pay the Manager a base management fee (the “base management fee”) in an amount equal to 1.50% of the Company’s New Stockholders’ Equity (as defined in the Management Agreement) per year, as well as an incentive fee (the “incentive fee”) with respect to each calendar quarter (or part thereof that the Management Agreement is in effect) in arrears. The Company will also be required to reimburse the Manager for certain expenses and pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The Management Agreement provides that (i) the base management fee and the incentive fee shall be allocated and payable as one half (50%) in C-LTIP Units and the remainder payable in cash or C-LTIP Units, at the discretion of the Board, and (ii) expense reimbursements shall be payable either in cash or C-LTIP Units, at the discretion of the Board. The number of C-LTIP Units payable and issued to the Manager for the base management fee, the incentive fee and expense reimbursements will be equal to the dollar amount (of the portion deemed payable in C-LTIP Units) of the fees earned or reimbursement amount divided by the average of the closing prices of the Class A common stock for the five business days prior to issuance.

For the three months ended March 31, 2023, the Company recorded a base management fee of $1.9 million and expense reimbursements of $0.4 million. The expense reimbursements were recorded as part of general and administrative expenses in the Company’s consolidated statement of operations. There was no incentive fee expense for the first quarter 2023.

The table below presents the related party amounts payable to the Manager as of March 31, 2023 and December 31, 2022 pursuant to the terms of the Management Agreement (amounts in thousands). The Company records these payables in due to affiliates in its combined consolidated balance sheets.

	March 31,	December 31,
Amounts payable to the Manager under the Management Agreement	2023	2022
Base management fee	$1,922	$1,787
Operating and direct expense reimbursements	439	424
Total amounts payable to the Manager	$2,361	$2,211

As of March 31, 2023 and December 31, 2022, the Company had no receivables due from any related parties.

Administrative Services Agreement

Prior to the completion of the spin-off transaction on October 6, 2022, Bluerock Residential was party to an Administrative Services Agreement (the “ASA”) and a Leasehold Cost-Sharing Agreement (the “CSA”) with BRE and its affiliate, Bluerock Real Estate Holdings, LLC (together “BREH”). Pursuant to the ASA, BREH provided Bluerock Residential with certain human resources, investor relations, marketing, legal and other administrative services (the “Services”). In addition, the ASA permitted certain Bluerock Residential employees to provide services to BREH, on an at-cost basis, generally allocated based on the use of such services for the benefit of the business of BREH, and otherwise subject to the terms of the Services provided by BREH to Bluerock Residential under the ASA. Pursuant to the CSA, Bluerock Residential and BREH were allocated costs, including those costs associated with tenant improvements, with respect to the lease for their New York headquarters (the “NY Lease”). Payments by Bluerock Residential of any amounts payable to BREH under the ASA and CSA were made in cash or, at the discretion of its board of directors, in the form of Bluerock Residential’s long-term incentive plan units.

Pursuant to the terms of the ASA, operating expenses were (i) paid by BREH on behalf of Bluerock Residential, and (ii) paid by Bluerock Residential on behalf of BREH. Pursuant to the terms of the CSA, costs with respect to the NY Lease were paid by BREH on behalf of Bluerock Residential. Recorded as part of general and administrative expenses in the Company’s combined consolidated statements of operations, operating expenses paid by BREH on behalf of Bluerock Residential of $0.2 million were expensed during the three months ended March 31, 2022. Additionally, Bluerock Residential paid operating expenses on behalf of BREH of $0.2 million during the three months ended March 31, 2022. These prior period amounts were allocated to the Company by applying an allocation percentage, which was determined by taking the number of units carved out of the Bluerock Residential portfolio divided by Bluerock Residential’s total portfolio unit count, to the total operating expenses paid on behalf of or by Bluerock Residential. Prior period operating expense amounts recognized by the Company are not representative of the amounts that would have been reflected in the financial statements had the Company operated independently of Bluerock Residential.

Both the ASA and CSA were terminated in connection with the completion of the spin-off transaction on October 6, 2022.

Note 12 – Stockholders’ Equity

On October 6, 2022 (the “Distribution Date”), each of the Company’s stockholders received one share of the Company’s common stock for every eight shares of Bluerock Residential common stock held as of the close of business on September 29, 2022. An aggregate of 3,843,502 shares of the Company’s common stock was distributed to its stockholders, comprised of 3,835,013 shares of the Company’s Class A common stock and 8,489 shares of the Company’s Class C common stock. As the Company had no common stock outstanding prior to the Distribution Date, basic and diluted earnings per share for all prior periods have been calculated based on the aggregate of 3,843,502 shares of the Company’s common stock distributed to its stockholders on the Distribution Date.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders, less dividends on LTIP Units expected to vest, by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding and any potential dilutive shares for the period. Net loss attributable to common stockholders is computed by adjusting net loss for the non-forfeitable dividends paid on non-vested LTIP Units and C-LTIP Units.

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

The following table reconciles the components of basic and diluted net loss per common share for the three months ended March 31, 2023 and 2022 (amounts in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(5,278)	$(1,216)
Net loss attributable to noncontrolling interests	(3,738)	(1,059)
Net loss attributable to common stockholders	$(1,540)	$(157)

Weighted average common shares outstanding (1)	3,843,502	3,843,502
Potential dilutive shares	—	—
Weighted average common shares outstanding and potential dilutive shares (1)	3,843,502	3,843,502

Net loss per common share, basic	$(0.40)	$(0.04)
Net loss per common share, diluted	$(0.40)	$(0.04)

(1)Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.

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

Operating Partnership and Long-Term Incentive Plan Units

As of March 31, 2023, limited partners other than the Company owned approximately 67.32% of the common units of the Operating Partnership (7,370,727 OP Units, or 62.67%, is held by OP Unit holders, and 546,632 LTIP Units, or 4.65%, is held by LTIP Unit holders, including 3.45% which are not vested at March 31, 2023). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash.  LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock, or, at the Company’s election, cash.

On February 22, 2023, the Company granted 85,750 and 17,462 C-LTIP Units pursuant to the Management Agreement to the Manager in payment of the base management fee and operating expense reimbursement, respectively, for the fourth quarter 2022. Such C-LTIP Units were fully vested upon issuance.

In the future, the Operating Partnership may issue OP Units or preferred OP Units from time to time in connection with acquisitions of properties or for financing, compensation or other reasons.

Equity Incentive Plans

The Board has adopted, and the Company’s sole initial stockholder has approved, the Bluerock Homes Trust, Inc. 2022 Equity Incentive Plan for Individuals (the “BHM Individuals Plan”) and the Bluerock Homes Trust, Inc. 2022 Equity Incentive Plan for Entities (the “BHM Entities Plan”). Together, the Company refers to the BHM Individuals Plan and the BHM Entities Plan as the “BHM Incentive Plans.” The BHM Incentive Plans provide for the grant of options to purchase shares of our common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards, and are administered by the compensation committee of the Board.

LTIP Unit Grants

On January 1, 2023, the Company granted 3,303 LTIP Units pursuant to the BHM Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance and the Company recognized expense of $0.3 million based on the fair value at the date of grant.

During the three months ended March 31, 2023, the Company recognized compensation expense of approximately $0.5 million. As of March 31, 2023, there was $8.4 million of total unrecognized compensation expense related to unvested LTIP Units granted under the Incentive Plans. The remaining expense is expected to be recognized over a period of 4.6 years.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

There is no assurance that the Company will declare dividends. Holders of OP Units and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

Note 13 – Commitments and Contingencies

The aggregate amount of the Company’s contractual commitments to fund future cash obligations in certain of its preferred equity and joint venture investments was $4.1 million and $3.4 million as of March 31, 2023 and December 31, 2022, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the historical results of operations and liquidity and capital resources of Bluerock Homes Trust, Inc. (“Bluerock Homes,” “the Company,” “we,” “us,” or “our”), which was formed in Maryland as a wholly owned subsidiary of Bluerock Residential Growth REIT, Inc. (“Bluerock Residential”) on December 16, 2021. Bluerock Homes historically operated as part of Bluerock Residential and not as a standalone company. On October 6, 2022, Bluerock Residential completed a spin-off transaction that resulted in its single-family residential real estate business and certain other assets being contributed to Bluerock Homes, and Bluerock Homes becoming an independent, publicly traded company. You should read the following discussion and analysis in conjunction with the accompanying financial statements of Bluerock Homes, and the notes thereto. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements.

For the period ended and prior to October 6, 2022, the financial statements have been derived from Bluerock Residential's historical accounting records and are presented on a carve-out basis. All revenues and costs as well as assets and liabilities directly associated with the business activity of Bluerock Homes are included in the financial statements. These financial statements also include general and administrative expenses that have been allocated to Bluerock Homes from Bluerock Residential based on relative unit count. These allocated expenses are for corporate office expenses and management including, but not limited to, executive oversight, asset management, treasury, finance, human resources, tax, accounting, financial reporting, information technology and investor relations. However, amounts recognized by Bluerock Homes are not representative of the amounts that would have been reflected in these financial statements had it operated independently of Bluerock Residential. Any references to “the Company” “we,” “us,” or “our” for all periods ended October 6, 2022 and prior refer to Bluerock Homes as owned by Bluerock Residential.

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

Additional factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	The impact of volatility in capital and credit markets, or unfavorable changes in economic conditions, including those caused by inflation and rising interest rates, in the markets in which we operate;
●	The impact of epidemics, pandemics, or other outbreaks of illness, disease or virus (such as the outbreak of novel coronavirus (“ COVID-19”) and its variants) and the actions taken by government authorities and other related thereto, including the ability of our company, our properties and our tenants to operate;
●	the factors included in this Quarterly Report on Form 10-Q, including those set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	use of proceeds of our securities offerings;
●	changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;

●	fluctuations and relative increases in interest rates, which could adversely affect our ability to obtain financing on favorable terms or at all;
●	the inability of tenants to pay rent;
●	the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors’ properties based on considerations such as convenience of location, rental rates and safety record;
●	increased operating costs, including increased real property taxes, HOA fees, maintenance, insurance and utilities costs;
●	weather conditions that may increase or decrease energy costs and other weather-related expenses;
●	oversupply of single-family housing or a reduction in demand for real estate in the markets in which our properties are located;
●	costs and time period required to convert acquisitions to rental homes;
●	a favorable interest rate environment that may result in a significant number of potential residents of our properties deciding to purchase homes instead of renting;
●	rules, regulations and/or policy initiatives by government and private actors, including HOAs, to discourage or deter the purchase of single-family properties by entities owned or controlled by institutional investors;
●	our ability to lease newly acquired or newly constructed single-family properties;
●	changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes;
●	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs;
●	the board of directors’ determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid (if any);
●	our ability to qualify and maintain our qualification as a real estate investment trust ("REIT"); and
●	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes.

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

The forward-looking statements should be read in light of the risk factors set forth in Item 1A of this Quarterly Report on Form 10-Q, in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission ("SEC") on March 22, 2023, and subsequent filings by us with the SEC, or ("Risk Factors").

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

As of March 31, 2023, we held an aggregate of 4,160 residential units held through seventeen real estate investments, consisting of ten consolidated operating investments and seven investments held through preferred equity investments. As of March 31, 2023, our consolidated operating investments were approximately 94.5% occupied.

We intend to elect to be taxed and to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes beginning with our taxable year ending December 31, 2022. As a REIT, we generally will not be subject to corporate-level income taxes. To qualify and maintain our REIT status, we will be required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates and we would not be permitted to qualify as a REIT for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and results of operations. We intend to organize and operate in such a manner that we would qualify and remain qualified as a REIT.

Inflation and Related Economic Volatility

We continue to monitor increases in inflation and rising interest rates and resulting economic changes in credit and capital markets. Inflation and its related impacts, including increased prices for services and goods and higher interest rates and wages, and any policy interventions by the U.S. government, could negatively impact our residents’ ability to pay rents and our results of operations. Substantially all our leases are for a term of one year or less, which we believe mitigates our exposure to inflation, by permitting us to set rents commensurate with inflation (subject to rent regulations to the extent they apply and assuming our current or prospective residents will accept and can pay commensurate increased rents, of which there can be no assurance). Inflation could outpace any increases in rent and adversely affect us. We may not be able to mitigate the effects of inflation and related impacts, and the duration and extent of any prolonged periods of inflation, and any related adverse effects on our results of operations and financial condition, are unknown at this time. Inflation may also cause increased volatility in financial markets, which could affect our ability to access the capital markets or impact the cost or timing at which we are able to do so. Inflation may also increase the costs to complete our development projects, including costs of materials, labor and services from third-party contractors and suppliers. Higher construction costs could adversely impact our investments in real estate assets and our expected yields on development projects.

Additionally, as a result of concern about the recent deterioration in the financial markets, including the recent failures of banks, the cost of obtaining debt from credit and capital markets has increased as many lenders have increased interest rates, enacted tighter lending standards and reduced and, in some cases, ceased to provide funding to borrowers. If we need to incur debt from a source other than our revolving credit facilities, we cannot be certain the additional financing will be available to the extent required and on acceptable terms. If debt financing on acceptable terms is not available, we may be unable to fully execute our growth strategy, otherwise take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our results of operations and financial condition.

Other weakened economic conditions, including job losses, high unemployment levels, stock market volatility, and uncertainty about the future, could adversely affect rental rates and occupancy levels. Unfavorable changes in economic conditions may have a material adverse impact on our cash flows and operating results.

Other Significant Developments

Acquisition of Additional Savannah-84 units, formerly Peak JV 4

On February 23, 2023, we acquired 18 single-family residential units located in Savannah, Georgia that were added to the existing Savannah-84 portfolio. We have a 100% interest in the units and the purchase price of approximately $4.2 million was fully funded in cash upon acquisition.

Acquisition of Additional Interests in Properties

During the three months ended March 31, 2023, we acquired the noncontrolling partner’s interest in the following properties ($ in thousands):

			Previous	New
			Ownership	Ownership
Property	Date	Amount	Interest	Interest
Savannah-84	January 6, 2023	$939	80%	100%
Indy-Springfield, formerly Peak JV 1	March 8,2023	4,111	60%	100%

Preferred Equity Investment Activity

During the three months ended March 31, 2023, our preferred equity investment activity was as follows: (i) we increased our preferred equity investment commitments in (a) the Willow Park joint venture by $2.1 million, for a total commitment of $4.6 million, and (b) The Woods at Forest Hill joint venture by $2.3 million, for a total commitment of $5.6 million, and (ii) our preferred equity investment in the Peak REIT OP was partially redeemed for $4.1 million, which included principal investment of $4.0 million and accrued preferred return of $0.1 million, leaving our remaining preferred equity investment in the Peak REIT OP at $16.3 million. Additionally, we funded an aggregate of approximately $3.7 million of preferred equity investments in The Woods at Forest Hill, Wayford at Innovation Park and Willow Park.

Stockholders’ Equity

Our total stockholders’ equity decreased $1.7 million from $160.0 million as of December 31, 2022 to $158.3 million as of March 31, 2023. The decrease in our total stockholders’ equity is attributable to an adjustment of $1.7 million for noncontrolling interest ownership in the Operating Partnership and a net loss of $1.5 million, partially offset by an increase of $1.5 million related to the acquisition of noncontrolling interests.

Results of Operations

The following is a summary of our stabilized consolidated operating real estate investments as of March 31, 2023:

Name	Market	Number of Units	Average Year Built	Ownership Interest	Average Rent (1)	% Occupied (2)
Ballast	AZ / CO / WA	84	1998	95%	$2,095	98.8%
Golden Pacific	IN / KS / MO	171	1976	97%	1,687	97.6%
ILE	TX / SE US	482	1991	95%	1,798	96.9%
Indy-Springfield, formerly Peak JV 1	IN / MO	334	1997	100%	1,182	97.0%
Navigator Villas	Pasco, WA	176	2013	90%	1,513	96.0%
Peak JV 2	Various / TX	608	1980	80%	1,283	89.3%
Peak JV 3	Dallas-Fort Worth, TX	189	1962	56%	1,033	95.5%
Savannah-84, formerly Peak JV 4	Savannah, GA	84	2022-2023	100%	1,680	89.6%
Wayford at Concord	Concord, NC	150	2019	83%	2,126	94.7%
Yauger Park Villas	Olympia, WA	80	2010	95%	2,381	96.3%
Total Units / Average		2,358			$1,542	94.5%
(1)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the three months ended March 31, 2023.

(2)	Percent occupied is calculated as (i) the number of units occupied as of March 31, 2023 divided by (ii) total number of units, expressed as a percentage. Percent occupied excludes an aggregate of 42 down/renovation units and 17 units of Savannah-84 that are in lease-up.

The following is a summary of our consolidated operational results for the three months ended March 31, 2023 and 2022 ($ in thousands, except average rental rates):

	Three Months Ended March 31,
	2023	2022	Variance
Rental and other property revenues	$10,138	$6,852	48.0%
Property operating expenses	$4,557	$2,780	63.9%
Net operating income	$5,581	$4,072	37.1%
Average occupancy percentage (1)	94.2%	92.7%	150	bps
Average rental rate (2)	$1,542	$1,344	14.7%
(1)	Represents the average of the ending occupancy as of the last day of each month in the period presented.
(2)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the period presented.

The following is a summary of our preferred equity investments as of March 31, 2023:

			Total Actual/		Actual/	Actual/	Actual/
		Actual/	Estimated		Estimated	Estimated	Estimated	Estimated
		Planned	Construction	Cost to Date	Construction	Initial	Construction	Average
Name	Location / Market	Number of Units	Cost (in millions)	(in millions)	Cost Per Unit	Occupancy	Completion	Rent (1)
Lease-up Investment
The Woods at Forest Hill	Forest Hill, TX	76	$17.1	$15.2	$225,000	4Q 2022	3Q 2023	$1,625
Willow Park	Willow Park, TX	46	16.5	14.7	358,696	2Q 2022	3Q 2023	2,362
The Cottages at Warner Robins	Warner Robins, GA	251	53.1	47.3	211,554	1Q 2023	4Q 2023	1,346
Total Lease-up Units		373

Development Investment
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	63.2	52.4	214,966	2Q 2023	4Q 2023	1,743
The Cottages of Port St. Lucie	Port St. Lucie, FL	286	69.6	52.4	243,357	2Q 2023	1Q 2024	2,133
Wayford at Innovation Park	Charlotte, NC	210	62.0	23.9	295,238	3Q 2023	3Q 2024	1,994
Total Development Units		790

								Average
Operating Investment		Number of Units						Rent (1)
Peak Housing (2)	IN / MO / TX	639						$1,030
Total Operating Units		639
Total Units/Average		1,802						$1,573

(1)	For lease-up and development investments, represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization. For operating investments, represents the average effective monthly rent per occupied unit for the three months ended March 31, 2023.
(2)	Peak Housing is a stabilized operating portfolio and the number of units shown represents those collateralizing our preferred equity investment in the Peak REIT OP as of March 31, 2023 (refer to Note 6 of our combined consolidated financial statements for further information). Unit count excludes units presented in the consolidated operating investments table above.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenue

Rental and other property revenues increased $3.2 million, or 48%, to $10.1 million for the three months ended March 31, 2023 as compared to $6.9 million for the same prior year period. The increase was primarily due to unit count growth of 569 homes in our portfolio since January 1, 2022 and operational improvements from our active management and organic market rent growth.

Our average rent per occupied unit increased $198 or 14.7% to $1,542 as compared to $1,344 during the prior year period. Average occupancy increased 150 basis points from 92.7% to 94.2% on a year over year basis. The improvement was partially driven by: (i) stabilization of homes under renovation within our value-enhancement strategy, and (ii) stabilization of homes that are sometimes purchased from owner occupants which can create modest frictional vacancy for a brief period of time after acquisition.

Interest income from loan investments decreased $0.9 million, or 100%, to zero for the three months ended March 31, 2023 as compared to $0.9 million for the same prior year period due to the payoff of two loans in 2022. We did not have any loan investments at March 31, 2023.

Expenses

Property operating expenses increased $1.8 million, or 64%, to $4.6 million for the three months ended March 31, 2023 as compared to $2.8 million for the same prior year period. The increase was primarily due to the acquisition of homes since January 1, 2022 and additional repairs and maintenance as part of our lease up stabilization strategy. Property operating expenses consist of controllable (payroll, repairs and maintenance, turnover, administrative, advertising, and utilities) and non-controllable (real estate taxes and insurance) expenses. Controllable expenses were $2.2 million and $1.2 million, and non-controllable expenses were $2.4 million and $1.6 million, for the three months ended March 31, 2023 and 2022, respectively.

Property management and asset management fees expense were $1.1 million for the three months ended March 31, 2023 as compared to $0.6 million in the same prior year period. The increase was primarily due to the acquisition of homes since January 1, 2022. Property management fees are based on a stated percentage of property revenues and asset management fees are based on a stated percentage of capital contributions or assets under management, where applicable.

General and administrative expenses amounted to $2.0 million for the three months ended March 31, 2023 as compared to $1.6 million for the same prior year period. Amounts recognized during the three months ended March 31, 2023 represent our operations as a standalone company. For the period ended and prior to October 6, 2022, allocations of certain general, administrative, sales and marketing expenses were allocated to us from Bluerock Residential based on relative unit count. As such, expense amounts recognized during the three months ended March 31, 2022 are not representative of the amounts that would have been reflected in the financial statements had we operated independently of Bluerock Residential.

Management fees to related party amounted to $1.9 million for the three months ended March 31, 2023. Commencing on October 6, 2022, we are externally managed and advised by our Manager pursuant to a Management Agreement. There was no management fee expense prior to October 6, 2022.

Acquisition and other transaction costs amounted to $1.5 million for the three months ended March 31, 2023. The 2023 expense relates to the transition of property management services for over 1,000 homes. No acquisition and other transaction costs were expensed in 2022.

Depreciation and amortization expenses were $4.0 million for the three months ended March 31, 2023 as compared to $4.5 million for the same prior year period, with the decrease primarily attributable to in-place leases being fully amortized prior to the first quarter 2023.

Other Income and Expense

Other income and expense amounted to expense of $0.4 million for the three months ended March 31, 2023 compared to income of $0.6 million for the same prior year period. This was due to a net increase in interest expense of $2.2 million attributable to an increase in the outstanding debt to $146.9 million at March 31, 2023 as compared to $71.6 million at March 31, 2022, a decrease in the fair value of our interest rate caps and swaps (which was partially offset by a reduction in interest expense from interest rate caps and swaps in effect), and a decrease in the allowance for credit losses on unconsolidated real estate joint ventures of $0.3 million. These expenses were partially offset by an increase in preferred returns on unconsolidated real estate joint ventures of $1.5 million as funding to our preferred equity investments increased to $85.9 million at March 31, 2023 as compared to $50.3 million at March 31, 2022.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net loss attributable to common stockholders together with a reconciliation to NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net loss attributable to common stockholders	$(1,540)	$(157)
Add back: Net loss attributable to Operating Partnership Units	(2,985)	(302)
Net loss attributable to common stockholders and unit holders	(4,525)	(459)
Add common stockholders and Operating Partnership Units pro-rata share of:
Net loss attributable to partially owned noncontrolling interests	(753)	(757)
Real estate depreciation and amortization	3,918	4,435
Non-real estate depreciation and amortization	61	122
Non-cash interest expense	507	220
Unrealized loss on derivatives	1,133	—
Provision for (recovery of) credit losses	6	(362)
Property management and asset management fees	1,091	643
Management fees to related party	1,922	—
Acquisition and other transaction costs	1,455	—
Corporate operating expenses	1,973	1,551
Other income, net	(44)	(1)
Preferred returns on unconsolidated real estate joint ventures	(2,796)	(1,273)
Interest income from loan investments	—	(885)
Total property income	3,948	3,234
Add back: Interest expense	1,633	838
Net operating income	$5,581	$4,072

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

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our short-term liquidity needs could be affected by various risks and uncertainties, including the effects of the COVID-19 pandemic and other risks detailed in Part I, Item 1A titled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 22, 2023. While consolidated occupancy remains strong at 94.5% as of March 31, 2023, in future periods we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants, whether as a result of the impact of COVID-19 or otherwise.

On January 25, 2023, we filed a registration statement on Form S-11 (File No. 333-269415) with the SEC, as amended by that certain amended registration statement on Form S-11 filed on April 3, 2023 (collectively, the “2023 Registration Statement”). The securities covered by the 2023 Registration Statement include a maximum of 20,000,000 shares of 6.0% Series A Redeemable Preferred Stock (the “Series A Redeemable Preferred Stock”) at $25.00 per share, for a maximum offering amount of $500,000,000 in Series A Redeemable Preferred Stock (the “Series A Redeemable Preferred Offering”). While the 2023 Registration Statement has been filed with the SEC, as of the date of this Current Report on Form 10-Q, the 2023 Registration Statement has not yet been declared effective by the SEC, and there are no shares of Series A Redeemable Preferred Stock issued or outstanding. In the event the 2023 Registration Statement is declared effective, we expect to commence the Series A Redeemable Preferred Offering. The Series A Redeemable Preferred Stock to be registered pursuant to the 2023 Registration Statement may not be sold nor may offers to buy be accepted prior to the time the 2023 Registration Statement becomes effective. Any disclosure concerning the Series A Redeemable Preferred Offering is neither an offer nor a solicitation to purchase our securities. There can be no assurance that we will be able to commence the Series A Redeemable Preferred Offering or successfully sell the full number of shares of Series A Redeemable Preferred Stock to be registered pursuant to the 2023 Registration Statement.

In general, we believe our available cash balances, cash flows from operations, proceeds from our revolving credit facilities, proceeds from future mortgage debt financings for acquisitions and/or development projects, and other financing arrangements will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. In general, we expect that our results related to our existing portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of single-family residential properties and build-to-rent development properties.

We believe we will be able to meet our primary liquidity requirements going forward through, among other sources:

●	$58.7 million in cash available at March 31, 2023;
●	proceeds from our revolving credit facilities, to which we expect to add additional collateral to increase our availability exceeding $50 million during 2023 (there was no availability at March 31, 2023);
●	proceeds from future mortgage debt financings for acquisition and/or development projects;
●	cash generated from operating activities; and
●	proceeds from potential offerings of common and preferred stock, as well as issuances of units of limited partnership interest in our Operating Partnership (“OP Units”).

The following table summarizes our contractual obligations as of March 31, 2023 related to our mortgage notes secured by our properties and revolving credit facilities. At March 31, 2023, our estimated future required payments on these obligations were as follows (amounts in thousands):

		Less than
	Total	One year	2024-2025	2026-2027	Thereafter
Mortgages Payable (Principal)	$97,854	$1,142	$3,356	$38,337	$55,019
Revolving Credit Facilities	49,000	—	49,000	—	—
Estimated Interest Payments on Mortgages Payable and Revolving Credit Facilities	28,934	6,254	11,394	7,502	3,784
Total	$175,788	$7,396	$63,750	$45,839	$58,803

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

As of March 31, 2023, the aggregate amount of our contractual commitments to fund future cash obligations in certain of our preferred equity and joint venture investments was $4.1 million.

As equity capital market conditions permit, we may supplement our capital for short-term liquidity needs with proceeds of potential offerings of common and preferred stock, as well as issuance of OP Units. Given the significant volatility in the trading price of REIT equities and our otherwise stable financial condition and liquidity position, we cannot provide assurances that these offerings are a likely source of capital to meet short-term liquidity needs.

Our primary long-term liquidity requirements relate to (a) costs for additional single-family residential investments, including build-to-rent development properties, (b) repayment of long-term debt and our revolving credit facilities, and (c) capital expenditures.

We intend to finance our long-term liquidity requirements with net proceeds of additional issuances of common and preferred stock, our revolving credit facilities, as well as future acquisition or project-based borrowings. Our success in meeting these requirements will therefore depend upon our ability to access capital. Further, our ability to access equity capital is dependent upon, among other things, general market conditions for REITs and the capital markets generally, market perceptions about us and our asset class, and current trading prices of our securities.

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

We also have preferred equity interests in properties that are in various stages of development, in lease-up and operating, and our preferred equity investments are structured to provide a current and/or accrued preferred return during all phases. Each joint venture in which we own a preferred equity interest is required to redeem our preferred equity interests, plus any accrued preferred return, based on a fixed maturity date, generally in relation to the property’s construction loan or mortgage loan maturity. Upon redemption of the preferred membership interests, our income, FFO, CFFO and cash flows could be reduced below the preferred returns currently being recognized. Alternatively, if the joint ventures do not redeem our preferred membership interest when required, our income, FFO, CFFO and cash flows could be reduced if the development project does not produce sufficient cash flow to pays its operating expenses, debt service and preferred return obligations. As we evaluate our capital position and capital allocation strategy, we may consider alternative means of financing our development loan and preferred equity investment activities at the subsidiary level.

Off-Balance Sheet Arrangements

As of March 31, 2023, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of March 31, 2023, we own interests in seven joint ventures that are accounted for as held to maturity debt securities.

Cash Flows from Operating Activities

As of March 31, 2023, we owned indirect equity interests in seventeen real estate investments, consisting of ten consolidated operating investments and seven investments held through preferred equity investments. During the three months ended March 31,2023, net cash used in operating activities was $2.2 million after net loss of $5.3 million was adjusted for the following:

●	a decrease in accounts payable and other accrued liabilities of $1.7 million; and
●	an increase in accounts receivable, prepaids and other assets of $1.6 million; offset by:
●	non-cash items of $5.7 million;
●	distributions and preferred returns from unconsolidated joint ventures of $0.5 million; and
●	a decrease in due from affiliates of $0.2 million.

Cash Flows from Investing Activities

During the three months ended March 31, 2023, net cash used in investing activities was $11.0 million, primarily due to the following:

●	$5.0 million used in the purchase of interests from noncontrolling interests;
●	$4.3 million used in acquiring consolidated real estate investments;
●	$3.7 million used in additional investments in unconsolidated real estate joint ventures; and
●	$2.1 million used on capital expenditures; offset by:
●	$4.1 million of proceeds from the redemption of unconsolidated real estate joint ventures.

Cash Flows from Financing Activities

During the three months ended March 31, 2023, net cash used in financing activities was $6.2 million, primarily due to the following:

●	$6.0 million of repayments on revolving credit facilities;
●	$0.4 million of repayments on our mortgages payable; and
●	$0.1 million in distributions paid to partially owned noncontrolling interests; offset by:
●	$0.3 million of contributions from partially owned noncontrolling interests.

Capital Expenditures

The following table summarizes our total capital expenditures for the three months ended March 31, 2023 and 2022 (amounts in thousands):

	Three Months Ended
	March 31,
	2023	2022
Redevelopment/renovations	$569	$1,956
Routine capital expenditures	646	907
Normally recurring capital expenditures	99	40
Total capital expenditures	$1,314	$2,903

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

CFFO makes certain adjustments to FFO, removing the effect of items that do not reflect ongoing property operations such as acquisition and other transaction costs, non-cash interest, unrealized gains or losses on derivatives, provision for (recovery of) credit losses, losses on extinguishment of debt and debt modification costs (includes prepayment penalties incurred and the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt), one-time weather-related costs and stock compensation expense. We believe that CFFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core recurring property operations. As a result, we believe that CFFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential.

Our calculation of CFFO differs from the methodology used for calculating CFFO by certain other REITs and, accordingly, our CFFO may not be comparable to CFFO reported by other REITs. Our management utilizes FFO and CFFO as measures of our operating performance after adjustment for certain non-cash items, such as depreciation and amortization expenses, and acquisition and other transaction costs that are required by GAAP to be expensed but may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO and CFFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we also believe that FFO and CFFO may provide us and our stockholders with an additional useful measure to compare our financial performance to certain other REITs.

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

We historically operated as part of Bluerock Residential and not as a standalone company. On October 6, 2022, Bluerock Residential completed a spin-off transaction that resulted in its single-family residential real estate business and certain other assets being contributed to us. Financial statements for the period ended and prior to October 6, 2022 have been derived from Bluerock Residential’s historical accounting records and are presented on a carve-out basis. All revenues and costs as well as assets and liabilities directly associated with our business activity are included in the financial statements. The financial statements for the period ended and prior to October 6, 2022 also include allocations of certain general, administrative, sales and marketing expenses that have been allocated to us from Bluerock Residential based on relative unit count. However, amounts recognized by us are not representative of the amounts that would have been reflected in these financial statements had we operated independently of Bluerock Residential. As such, the results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

The table below presents our calculation of FFO and CFFO for the periods presented ($ in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net loss attributable to Common Stockholders	$(1,540)	$(157)
Add back: Net loss attributable to Operating Partnership Units	(2,985)	(302)
Net loss attributable to Common Stockholders and Unit Holders	(4,525)	(459)

Real estate depreciation and amortization	3,918	4,435
Adjustment for partially owned noncontrolling interests	(520)	(842)
FFO attributable to Common Stockholders and Unit Holders	(1,127)	3,134

Acquisition and other transaction costs	1,455	—
Non-cash interest expense	507	220
Unrealized loss on derivatives	1,133	—
Provision for (recovery of) credit losses	6	(362)
Non-real estate depreciation and amortization	61	122
Other income, net	(44)	(1)
Non-cash equity compensation	3,005	768
Adjustment for partially owned noncontrolling interests	(427)	1
CFFO attributable to Common Stockholders and Unit Holders	$4,569	$3,882

Per Share and Unit Information:
FFO attributable to Common Stockholders and Unit Holders - diluted	$(0.10)	$0.28
CFFO attributable to Common Stockholders and Unit Holders - diluted	$0.40	$0.35

Weighted average common shares and units outstanding - diluted	11,295,431	11,214,229

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

Our board of directors (“Board”) will determine the amount of dividends to be paid to our stockholders. The determination of our Board will be based on several factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to qualify and maintain our REIT status for federal income tax purposes. As a result, our distribution rate and payment frequency may vary from time to time. To qualify and maintain our REIT status, we will be required to distribute annually at least 90% of our “REIT taxable income”, as defined by the Internal Revenue Code of 1986, determined without regard to the dividends paid deduction and excluding net capital gains, to our stockholders. While our policy is generally to pay distributions from cash flow from operations, we may declare distributions in excess of funds from operations. There were no distributions declared or paid during the three months ended March 31, 2023.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of our Combined Consolidated Financial Statements.

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

Our interest rate risk is monitored using a variety of techniques. The table below ($ in thousands) presents the principal payments and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. A negligible amount of fair value adjustments and unamortized deferred financing costs, net, are excluded.

	2023	2024	2025	2026	2027	Thereafter	Total
Mortgage Notes Payable	$1,142	$1,639	$1,717	$37,471	$866	$55,019	$97,854
Weighted Average Interest Rate	4.17%	4.29%	4.30%	4.13%	5.82%	6.10%	5.26%

Revolving Credit Facilities	$—	$49,000	$—	$—	$—	$—	$49,000
Weighted Average Interest Rate	—	7.61%	—	—	—	—	7.61%

The fair value of mortgages payable is estimated at $94.1 million as of March 31, 2023.

The table above incorporates those exposures that exist as of March 31, 2023; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

As of March 31, 2023, we had interest rate caps and swaps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps and swaps effectively limit our exposure to interest rate risk by providing a ceiling on the underlying interest rate for $68.6 million of our debt.

Based on our debt outstanding and interest rates in effect at March 31, 2023, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would increase interest expense by approximately $62,000 or decrease interest expense by approximately $62,000, respectively, for the quarter ended March 31, 2023.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to our potential risks and uncertainties as presented in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 22, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

3.5	Articles Supplementary of the Company, dated March 14, 2023, incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K filed on March 22, 2023

4.1

Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated April 2, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on April 8, 2014

4.2

Thirteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated September 22, 2022, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Bluerock Residential Growth REIT, Inc. on September 22, 2022

4.3

Fourteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated December 1, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2022

4.4

Fifteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated January 24, 2023, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-11 (SEC File No. 333-269415) filed on January 25, 2023

10.1

Amendment to Management Agreement, dated January 10, 2023, by and among Bluerock Homes Manager, LLC, Bluerock Homes Trust, Inc. and Bluerock Residential Holdings, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 12, 2023

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows; (v) notes to combined consolidated   financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK HOMES TRUST, INC.

DATE: May 11, 2023	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE: May 11, 2023	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)