Form 10-Q
period 2023-06-30
Bluerock Homes Trust, Inc.
filed 2023-08-10
CIK 1903382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒
Smaller reporting company	☐	Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of August 7, 2023:

Class A Common Stock: 3,868,697 shares

Class C Common Stock: 8,489 shares

BLUEROCK HOMES TRUST, INC.

FORM 10-Q

June 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK HOMES TRUST, INC.

COMBINED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	June 30,	December 31,
	2023	2022
ASSETS
Net Real Estate Investments
Land	$69,511	$69,369
Buildings and improvements	415,781	412,463
Furniture, fixtures and equipment	11,021	8,159
Total Gross Real Estate Investments	496,313	489,991
Accumulated depreciation	(25,789)	(17,865)
Total Net Real Estate Investments	470,524	472,126
Cash and cash equivalents	79,872	78,426
Restricted cash	6,243	4,136
Accounts receivable, prepaids and other assets, net	23,045	17,916
Preferred equity investments in unconsolidated real estate joint ventures, net	86,168	86,289
TOTAL ASSETS	$665,852	$658,893

LIABILITIES AND EQUITY
Mortgages payable	$97,452	$98,191
Revolving credit facilities	70,000	55,000
Accounts payable	790	1,751
Other accrued liabilities	8,954	9,752
Due to affiliates	2,420	2,211
Total Liabilities	179,616	166,905
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 250,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock - Class A, $0.01 par value, 562,500,000 shares authorized; 3,868,697 and 3,835,013 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	39	38
Common stock - Class C, $0.01 par value, 187,500,000 shares authorized; 8,489 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Additional paid-in-capital	125,666	126,623
Retained earnings	31,450	33,325
Total Stockholders’ Equity	157,155	159,986
Noncontrolling Interests
Operating partnership units	312,358	307,825
Partially owned properties	16,723	24,177
Total Noncontrolling Interests	329,081	332,002
Total Equity	486,236	491,988
TOTAL LIABILITIES AND EQUITY	$665,852	$658,893

See Notes to Combined Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023 (1)	2022 (1)	2023 (1)	2022 (1)
Revenues
Rental and other property revenues	$10,270	$7,676	$20,408	$14,528
Interest income from loan investments	—	331	—	1,216
Total revenues	10,270	8,007	20,408	15,744

Expenses
Property operating	4,582	3,774	9,139	6,554
Property management and asset management fees	1,104	850	2,195	1,493
General and administrative	1,795	1,563	3,789	3,189
Management fees to related party	1,960	—	3,882	—
Acquisition and other transaction costs	325	70	1,780	70
Weather-related losses, net	(17)	—	(17)	—
Depreciation and amortization	4,034	4,046	7,992	8,528
Total expenses	13,783	10,303	28,760	19,834
Operating loss	(3,513)	(2,296)	(8,352)	(4,090)

Other income (expense)
Other income	—	99	44	100
Preferred returns on unconsolidated real estate joint ventures	2,894	1,915	5,690	3,188
(Provision for) recovery of credit losses, net	(20)	11	(26)	373
Gain on sale of real estate investments	661	—	661	—
Interest expense, net	(1,201)	(1,902)	(4,474)	(2,960)
Total other income	2,334	123	1,895	701
Net loss	(1,179)	(2,173)	(6,457)	(3,389)
Net loss attributable to noncontrolling interests
Operating partnership units	(653)	(231)	(3,638)	(533)
Partially owned properties	(191)	(1,822)	(944)	(2,579)
Net loss attributable to noncontrolling interests	(844)	(2,053)	(4,582)	(3,112)
Net loss attributable to common stockholders	$(335)	$(120)	$(1,875)	$(277)

Net loss per common share – Basic (2)	$(0.09)	$(0.03)	$(0.49)	$(0.07)
Net loss per common share – Diluted (2)	$(0.09)	$(0.03)	$(0.49)	$(0.07)

Weighted average basic common shares outstanding (2)	3,844,008	3,843,502	3,843,756	3,843,502
Weighted average diluted common shares outstanding (2)	3,844,008	3,843,502	3,843,756	3,843,502

(1) The consolidated financial statements for the three and six months ended June 30, 2023 represent the Company’s results of operations as an independent, publicly traded company. The combined consolidated financial statements for the three and six months ended June 30, 2022 present the Company’s results of operations prior to the spin-off transaction on October 6, 2022, which represents a carve-out of operations attributable to the Company related to Bluerock Residential’s single-family residential home business. As a result, results of operations for the three and six months ended June 30, 2023 may not be comparable to the Company’s results of operations for the prior periods presented.

(2) Basic and diluted net loss per common share for the three and six months ended June 30, 2022 were calculated using the number of common stock shares distributed on October 6, 2022 in connection with the spin-off transaction.

See Notes to Combined Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE THREE MONTHS ENDED JUNE 30, 2023

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A		Class C
	Common Stock		Common Stock		Additional
	Number		Number		Paid-in	Retained	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Earnings	Interests	Total Equity
Balance, April 1, 2023	3,835,013	$38	8,489	$—	$126,482	$31,785	$326,396	$484,701

Issuance of LTIP Units for equity incentive plan compensation	—	—	—	—	—	—	989	989
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	1,806	1,806
Issuance of restricted Class A common stock to Manager	31,260	1	—	—	15	—	—	16
Distributions to partially owned properties noncontrolling interests	—	—	—	—	—	—	(97)	(97)
Conversion of Operating Partnership Units to Class A common stock	2,424	—	—	—	100	—	(100)	—
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(931)	—	931	—
Net loss	—	—	—	—	—	(335)	(844)	(1,179)
Balance, June 30, 2023	3,868,697	$39	8,489	$—	$125,666	$31,450	$329,081	$486,236

See Notes to Combined Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE THREE MONTHS ENDED JUNE 30, 2022

COMBINED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Predecessor
	Bluerock	Retained	Noncontrolling
	Homes Equity	Earnings	Interests	Total Equity
Balance, April 1, 2022	$147,204	$34,168	$370,326	$551,698

Contributions, net	3,298	—	9,355	12,653
Distributions to partially owned properties noncontrolling interests	—	—	(1,048)	(1,048)
Net loss	—	(120)	(2,053)	(2,173)
Balance, June 30, 2022	$150,502	$34,048	$376,580	$561,130

See Notes to Combined Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2023

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Additional
	Number		Number		Paid-in	Retained	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Earnings	Interests	Total Equity
Balance, January 1, 2023	3,835,013	$38	8,489	$—	$126,623	$33,325	$332,002	$491,988

Issuance of LTIP Units for equity incentive plan compensation	—	—	—	—	—	—	1,268	1,268
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	4,416	4,416
Issuance of restricted Class A common stock to Manager	31,260	1	—	—	15	—	—	16
Acquisition of noncontrolling interests	—	—	—	—	1,515	—	(6,564)	(5,049)
Distributions to partially owned properties noncontrolling interests	—	—	—	—	—	—	(196)	(196)
Conversion of Operating Partnership Units to Class A common stock	2,424	—	—	—	100	—	(100)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	250	250
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(2,587)	—	2,587	—
Net loss	—	—	—	—	—	(1,875)	(4,582)	(6,457)
Balance, June 30, 2023	3,868,697	$39	8,489	$—	$125,666	$31,450	$329,081	$486,236

See Notes to Combined Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2022

COMBINED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Predecessor
	Bluerock	Retained	Noncontrolling
	Homes Equity	Earnings	Interests	Total Equity
Balance, January 1, 2022	$116,510	$34,325	$311,136	$461,971

Contributions, net	33,992	—	69,662	103,654
Distributions to partially owned properties noncontrolling interests	—	—	(1,106)	(1,106)
Net loss	—	(277)	(3,112)	(3,389)
Balance, June 30, 2022	$150,502	$34,048	$376,580	$561,130

See Notes to Combined Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(6,457)	$(3,389)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,267	9,467
Amortization of fair value adjustments	(160)	(160)
Preferred returns on unconsolidated real estate joint ventures	(5,690)	(3,188)
Gain on sale of real estate investments	(661)	—
Fair value adjustment of interest rate caps and swaps	638	(167)
Provision for (recovery of) credit losses, net	26	(373)
Distributions of income and preferred returns from preferred equity investments in unconsolidated real estate joint ventures	969	1,231
Share-based compensation attributable to equity incentive plans	1,283	—
Share-based compensation to Manager – C-LTIP Units	4,416	—
Changes in operating assets and liabilities:
Due to affiliates, net	209	517
Accounts receivable, prepaids and other assets	(1,063)	(2,088)
Notes and accrued interest receivable	—	2,847
Accounts payable and other accrued liabilities	(671)	(839)
Net cash provided by operating activities	2,106	3,858

Cash flows from investing activities:
Acquisitions of real estate investments	(4,330)	(107,929)
Capital expenditures	(5,188)	(7,142)
Investment in notes receivable	—	(9,645)
Repayments on notes receivable	—	36,200
Proceeds from sale of real estate investments	2,703	—
Proceeds from redemption of unconsolidated real estate joint ventures	6,794	—
Investment in unconsolidated real estate joint venture interests	(6,700)	(32,553)
Net cash used in investing activities	(6,721)	(121,069)

Cash flows from financing activities:
Distributions to partially owned properties noncontrolling interests	(196)	(1,106)
Contributions from Bluerock Residential	—	33,992
Contributions from noncontrolling interests	250	69,662
Purchase of interests from noncontrolling interests	(5,049)	—
Borrowings on mortgages payable	—	37,341
Repayments on mortgages payable	(745)	(703)
Proceeds from revolving credit facilities	21,000	49,407
Repayments on revolving credit facilities	(6,000)	—
Payments of deferred financing fees	(1,092)	(3,495)
Net cash provided by financing activities	8,168	185,098

Net increase in cash, cash equivalents and restricted cash	$3,553	$67,887
Cash, cash equivalents and restricted cash, beginning of year	82,562	136,929
Cash, cash equivalents and restricted cash, end of period	$86,115	$204,816

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$79,872	$198,807
Restricted cash	6,243	6,009
Total cash, cash equivalents and restricted cash, end of period	$86,115	$204,816

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$3,315	$2,059

Supplemental disclosure of non-cash investing and financing activities
Distributions payable – declared and unpaid	$—	$2,904
Capital expenditures held in accounts payable and other accrued liabilities	$498	$669

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

As of June 30, 2023, the Company held an aggregate of 4,077 residential units held through seventeen real estate investments, consisting of ten consolidated operating investments and seven investments held through preferred equity investments. As of June 30, 2023, the Company’s consolidated operating investments were approximately 94.4% occupied.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company conducts its operations through Bluerock Residential Holdings, L.P., its operating partnership (the “Operating Partnership”), of which it is the sole general partner. The combined consolidated financial statements include the Company’s accounts and those of the Operating Partnership and its subsidiaries. As of June 30, 2023, limited partners other than the Company owned approximately 67.87% of the common units of the Operating Partnership (61.05% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 6.82% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 4.54% which are not vested as of June 30, 2023).

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

For investments that do not meet the criteria of a security under ASC 320 Investments – Debt Securities, the Company has concluded that the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate. The Company recognizes interest income on its notes receivable on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected. Costs incurred to originate its notes receivable are deferred and amortized using the effective interest method over the term of the related notes receivable. The Company evaluates the collectability of each loan investment and estimates a provision for credit loss, as applicable. Refer to the CECL section of this Note for further information regarding CECL and the Company’s provision for credit losses. The Company did not have any loan investments at June 30, 2023.

Significant Risks and Uncertainties

Uncertainty Due to Economic Volatility

The Company’s results of operations in the future may be directly or indirectly affected by uncertainties such as the effects of inflation and related volatility in the market. Inflation accelerated rapidly in 2022 and into the first quarter of 2023. The Company’s operating costs, including utilities and payroll, may increase as a result of increases in inflation. The Federal Reserve continued to increase interest rates to curb the effects of rising inflation during this period and has indicated that it foresees further interest rate increases before the end of 2023. Rising interest rates cause uncertainty in credit and capital markets which could have material and adverse effects on the Company’s financial condition, results of operations and cash flows. The Company continues to closely monitor the impact of economic volatility on all aspects of its business.

Summary of Significant Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (“SEC”) on March 22, 2023 for discussion of the Company’s significant accounting policies. During the six months ended June 30, 2023, there were no material changes to these policies.

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

Note 3 – Sale of Real Estate Assets

During the second quarter 2023, the Company closed on the following sales: one unit in the Golden Pacific portfolio, six units in the Peak JV 2 portfolio, and two units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sales agreements. The nine units were sold for an aggregate of approximately $2.8 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for payments of closing costs and fees of $0.1 million, the sales of the nine units generated net proceeds of approximately $2.7 million and a gain on sales of approximately $0.7 million.

Note 4 - Investments in Real Estate

As of June 30, 2023, the Company held seventeen real estate investments, consisting of ten consolidated operating investments and seven investments held through preferred equity investments. The following tables provide summary information regarding the Company’s consolidated operating investments and preferred equity investments.

Consolidated Operating Investments

		Number of	Average Year	Ownership
Name	Market	Units	Built	Interest
Ballast	AZ / CO / WA	84	1998	95%
Golden Pacific	IN / KS / MO	170	1977	97%
ILE	TX / SE US	482	1991	95%
Indy-Springfield, formerly Peak JV 1	IN / MO	334	1999	100%
Navigator Villas	Pasco, WA	176	2013	90%
Peak JV 2	Various / TX	602	1980	80%
Peak JV 3	Dallas-Fort Worth, TX	187	1961	56%
Savannah-84, formerly Peak JV 4	Savannah, GA	84	2022	100%
Wayford at Concord	Concord, NC	150	2019	83%
Yauger Park Villas	Olympia, WA	80	2010	95%
Total Units		2,349

Depreciation expense was $4.0 million and $3.0 million, and $8.0 million and $5.5 million, for the three and six months ended June 30, 2023 and 2022, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. Amortization expense related to the in-place leases was zero and $1.0 million, and zero and $2.6 million, for the three and six months ended June 30, 2023 and 2022, respectively.

Preferred Equity Investments

		Actual /	Actual /	Actual /
		Planned	Estimated	Estimated
		Number of	Initial	Construction
Lease-up Investment Name	Location / Market	Units	Occupancy	Completion
The Cottages at Warner Robins	Warner Robins, GA	251	1Q 2023	2Q 2023
The Woods at Forest Hill	Forest Hill, TX	76	4Q 2022	3Q 2023
Willow Park	Willow Park, TX	46	2Q 2022	3Q 2023
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	2Q 2023	4Q 2023
The Cottages of Port St. Lucie	Port St. Lucie, FL	286	2Q 2023	1Q 2024
Total Lease-up Units		953

Development Investment Name
Wayford at Innovation Park	Charlotte, NC	210	3Q 2023	3Q 2024
Total Development Units		210

Operating Investment Name		Number of Units
Peak Housing (1)	IN / MO / TX	565
Total Operating Units		565
Total Units		1,728
(1)	Peak Housing is a stabilized operating portfolio and the number of units shown represents those collateralizing the Company’s preferred equity investment in the Peak REIT OP as of June 30, 2023 (refer to Note 7 for further information). Unit counts excludes units presented in the consolidated operating investments table above.

Note 5 – Acquisition of Real Estate and Additional Interests

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

Acquisition of Additional Interests in Properties

During the six months ended June 30, 2023, the Company acquired the noncontrolling partner’s interest in the following consolidated operating investments ($ in thousands):

			Previous	New
			Ownership	Ownership
Property	Date	Amount	Interest	Interest
Savannah-84	January 6, 2023	$939	80%	100%
Indy-Springfield, formerly Peak JV 1	March 8, 2023	4,110	60%	100%

Note 6 – Notes and Interest Receivable

At June 30, 2023 and December 31, 2022, the Company held no loan investments and there were no outstanding interest receivable amounts due to the Company.

Allowance for Credit Losses

The provision for and recovery of credit losses of the Company’s loan investments at December 31, 2022 is summarized in the table below (amounts in thousands). The Company had no provision for or recovery of credit losses on loan investments at June 30, 2023.

December 31,
2022
Beginning balance, net as of January 1, 2022	$59
Recovery of credit losses on pool of assets, net (1)	(59)
Allowance for credit losses, end of period	$—
(1)	Under CECL, a provision for credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The recovery of credit losses during the year ended December 31, 2022 was a result of the sale of The Hartley at Blue Hill.

The following table is a summary of the interest income from loan investments for the three and six months ended June 30, 2022 (amounts in thousands). The Company did not record any interest income from loan investments during the three and six months ended June 30, 2023 as it held no loan investments during this period.

	Three Months Ended	Six Months Ended
Property	June 30, 2022	June 30, 2022
The Hartley at Blue Hill (1)	$40	$784
Weatherford 185 (2)	291	432
Total	$331	$1,216
(1)	In the first quarter 2022, The Hartley at Blue Hill property was sold and the mezzanine loan provided by the Company was paid off in full. The Hartley at Blue Hill senior loan provided by the Company was paid off in full in the second quarter 2022.

(2)	On July 22, 2022, the Weatherford 185 mezzanine loan provided by the Company was paid off in full.

Note 7 – Preferred Equity Investments in Unconsolidated Real Estate Joint Ventures

The carrying amount of the Company’s preferred equity investments in unconsolidated real estate joint ventures as of June 30, 2023 and December 31, 2022 is summarized in the table below (amounts in thousands):

	June 30,	December 31,
Property	2023	2022
Peak Housing	$13,523	$20,318
The Cottages at Myrtle Beach	17,913	17,913
The Cottages at Warner Robins	13,250	13,250
The Cottages of Port St. Lucie	18,785	18,785
The Woods at Forest Hill	4,949	3,300
Wayford at Innovation Park	13,400	10,205
Willow Park	4,396	2,540
Total	$86,216	$86,311
Allowance for credit losses	(48)	(22)
Total, net	$86,168	$86,289

Allowance for Credit Losses

The provision for and recovery of credit losses of the Company’s preferred equity investments at June 30, 2023 and December 31, 2022 are summarized in the table below (amounts in thousands):

	June 30,	December 31,
	2023	2022
Beginning balances, net as of January 1, 2023 and 2022, respectively	$22	$73
Provision for (recovery of) credit losses on pool of assets, net (1)	26	(51)
Allowance for credit losses, net, end of period	$48	$22

Recovery of credit loss – Alexan Southside Place (2)	$—	$(292)
(1)	Under CECL, a provision for credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The provision for credit losses during the six months ended June 30, 2023 was primarily attributable to an increase in the trailing twelve-month historical default rate.
(2)	In 2021, Alexan Southside Place, the property underlying the Company’s preferred equity investment, was sold. In 2022, the Company recognized a partial recovery of a previously recorded credit loss on Alexan Southside Place.

As of June 30, 2023, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding preferred equity investments in seven joint ventures which are classified as held to maturity debt securities as the Company has the intention and ability to hold the investments to maturity. The Company earns a fixed return on these investments, which is included within preferred returns on unconsolidated real estate joint ventures in its combined consolidated statements of operations. Each joint venture’s purpose is to develop or operate a portfolio of residential units.

The preferred returns on the Company’s unconsolidated real estate joint ventures for the three and six months ended June 30, 2023 and 2022 are summarized below (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Property	2023	2022	2023	2022
Peak Housing	$341	$470	$784	$936
The Cottages at Myrtle Beach	657	589	1,306	960
The Cottages at Warner Robins	486	186	966	212
The Cottages of Port St. Lucie	689	495	1,370	808
The Woods at Forest Hill	153	52	263	66
Wayford at Innovation Park	422	40	763	40
Willow Park	146	83	238	166
Total preferred returns on unconsolidated joint ventures (1)	$2,894	$1,915	$5,690	$3,188
(1)	Total includes both current and accrued preferred return amounts. The accrued portion of the total preferred returns was $2.6 million and $1.4 million, and $4.9 million and $2.3 million, for the three and six months ended June 30, 2023 and 2022, respectively.

The occupancy percentages of the Company’s unconsolidated real estate joint ventures at June 30, 2023 and December 31, 2022 are as follows:

Property	June 30, 2023	December 31, 2022
Peak Housing	87.3%	95.4%
The Cottages at Myrtle Beach (1)	8.5%	—
The Cottages at Warner Robins (2)	53.8%	—
The Cottages of Port St. Lucie (3)	4.6%	—
The Woods at Forest Hill (4)	26.3%	1.3%
Wayford at Innovation Park (5)	—	—
Willow Park (6)	41.3%	30.4%
(1)	The Cottages at Myrtle Beach commenced lease-up in April 2023.
(2)	The Cottages at Warner Robins commenced lease-up in February 2023.
(3)	The Cottages of Port St. Lucie commenced lease-up in June 2023.
(4)	The Woods at Forest Hill commenced lease-up in October 2022.
(5)	Wayford at Innovation Park had not commenced lease-up as of June 30, 2023.
(6)	Willow Park commenced lease-up in late June 2022.

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

During 2023, the Company’s preferred equity investment in the Peak REIT OP was partially redeemed in the aggregate amount of $7.2 million, which included principal investment of $6.8 million and accrued preferred return of $0.4 million. As of June 30, 2023, the Company’s remaining preferred equity investment in the Peak REIT OP was $13.5 million, with 565 units as collateral underlying the Company's remaining investment.

The Woods at Forest Hill Interests

The Company is party to a joint venture agreement with the Peak REIT OP (the “Woods JV”) to develop approximately 76 build for rent, single-family residential homes in Forest Hill, Texas. The Company made an original commitment to invest $3.3 million of preferred equity interests in the Woods JV. On March 17, 2023, the Company increased its commitment in the Woods JV by $2.3 million, for a total preferred equity investment commitment of $5.6 million, of which $4.9 million had been funded as of June 30, 2023. The Company earns a 13.0% per annum accrued return on its original preferred equity investment of $3.3 million. On its additional preferred equity investment commitment of $2.3 million, the Company earns an accrued return on its outstanding capital contributions at a rate of 15.0% per annum compounded monthly, subject to a minimum multiple.

Willow Park Interests

The Company is party to a joint venture agreement with the Peak REIT OP (the “Willow Park JV”) to develop approximately 46 build for rent, single-family residential homes in Willow Park, Texas. The Company made an original commitment to invest $2.5 million of preferred equity interests in the Willow Park JV. On February 28, 2023, the Company increased its commitment in the Willow Park JV by $2.1 million, for a total preferred equity investment commitment of $4.6 million, of which $4.4 million had been funded as of June 30, 2023. The Company earns a 13.0% per annum accrued return on its original preferred equity investment of $2.5 million. On its additional preferred equity investment commitment of $2.1 million, the Company earns an accrued return on its outstanding capital contributions at a rate of 15.0% per annum compounded monthly, subject to a minimum multiple.

Note 8— Revolving Credit Facilities

The outstanding balances on the revolving credit facilities as of June 30, 2023 and December 31, 2022 are as follows (amounts in thousands):

Revolving Credit Facilities	June 30, 2023	December 31, 2022
DB Credit Facility	$50,000	$35,000
ILE Sunflower Credit Facility	20,000	20,000
Total	$70,000	$55,000

Deutsche Bank Credit Facility (“DB Credit Facility”)

On April 6, 2022, certain of the Company’s subsidiaries entered into a credit facility (the “DB Credit Facility”) with Deutsche Bank Securities Inc. (“Deutsche Bank”), as sole lead arranger, Deutsche Bank AG, New York Branch, as administrative agent, the financial institutions party thereto as lenders and Computershare Trust Company, N.A., as paying agent and calculation agent, and the Company as a guarantor. The DB Credit Facility provides for a revolving loan with a maximum commitment amount of $150 million. Borrowings under the DB Credit Facility are limited to financings related to the acquisition, renovation, rehabilitation, maintenance and leasing of single-family residential units initially only in the Peak JV 2 portfolio, though in the second quarter 2023, the DB Credit Facility was amended such that borrowings can also be applied to units in the Indy-Springfield (formerly Peak JV 1) and Savannah-84 (formerly Peak JV 4) portfolios. During the initial term of the DB Credit Facility, borrowings bear interest on the amount drawn at Term SOFR plus 2.80%, and borrowings can be prepaid without premium or penalty. The interest rate on outstanding borrowings was 7.96% at June 30, 2023. The DB Credit Facility matures on April 6, 2024 and contains two (2) one-year extension options, subject to certain conditions. The DB Credit Facility contains certain financial and operating covenants, including maximum leverage ratio, minimum debt yield and minimum debt service coverage ratio. At June 30, 2023, the DB Credit Facility was drawn at $50 million and the Company was in compliance with all covenants under the DB Credit Facility. The availability of borrowings under the DB Credit Facility at June 30, 2023 was approximately $17 million and is based on the collateral and compliance with various ratios related to those assets.

ILE Sunflower Credit Facility

On December 27, 2021, the Company’s unaffiliated joint venture partner, ILE, entered into a credit facility with Sunflower Bank, N.A. (the “ILE Sunflower Credit Facility”). The ILE Sunflower Credit Facility provides for a revolving loan with an initial commitment amount of $20 million, which commitment contains an accordion feature to a maximum total commitment of up to $50 million. The ILE Sunflower Credit Facility, along with four other separate non-revolving credit facilities (refer to Note 9 for further information), is used in the financing of acquisitions of single-family residential units. Borrowings under the ILE Sunflower Credit Facility bear interest at LIBOR plus 3.0%, subject to a rate floor, and can be prepaid without penalty or premium. The interest rate on outstanding borrowings was 8.20% at June 30, 2023. The ILE Sunflower Credit Facility matures on December 27, 2024 and contains certain financial and operating covenants, including a minimum fixed charge coverage ratio. At June 30, 2023, ILE was in compliance with all covenants under the ILE Sunflower Credit Facility and the initial commitment was fully drawn at $20 million. A principal of ILE has guaranteed the obligations under the ILE Sunflower Credit Facility and the Company and ILE have pledged certain assets as collateral.

Note 9 – Mortgages Payable

The following table summarizes certain information as of June 30, 2023 and December 31, 2022, with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of June 30, 2023
	June 30,	December 31,		Interest-only
Property	2023	2022	Interest Rate	through date	Maturity Date

Fixed Rate:
ILE (1)	$25,544	$25,976	3.69%	(2)	(1)
ILE (3)	4,600	—	5.68%	August 2023	August 9, 2028
Navigator Villas (4)	19,871	20,039	4.57%	(2)	June 1, 2028
Yauger Park Villas (5)	14,497	14,643	4.86%	(2)	April 1, 2026
Total Fixed Rate	$64,512	$60,658

Floating Rate:
ILE (3)	$—	$4,600
Wayford at Concord (6)	32,973	32,973	4.73%	May 2027	May 1, 2029
Total Floating Rate	$32,973	$37,573
Total	$97,485	$98,231
Fair value adjustments	1,076	1,235
Deferred financing costs, net	(1,109)	(1,275)
Total mortgages payable	$97,452	$98,191
(1)	ILE’s fixed rate debt represents the aggregate debt outstanding across two separate credit agreements. Of the $25.5 million balance, $6.5 million held through one credit agreement has a fixed rate of 3.50%, while the remaining $19.0 million held through the second credit agreement has a fixed rate of 3.75%. Both credit agreements mature in 2026.
(2)	The loan requires monthly payments of principal and interest.
(3)	During the second quarter 2023, one ILE credit agreement was amended to reduce and temporarily convert its interest rate from floating to fixed rate through August 1, 2023, upon which such date an interest rate swap will become effective, converting the credit agreement to a fixed rate of 6.00%.
(4)	The principal balance includes a $14.3 million senior loan at a fixed rate of 4.31% and a $5.6 million supplemental loan at a fixed rate of 5.23%.
(5)	The principal balance includes a $10.0 million senior loan at a fixed rate of 4.81% and a $4.5 million supplemental loan at a fixed rate of 4.96%.
(6)	The Wayford at Concord loan bears interest at the 30-day average SOFR plus 2.23%. In June 2023, the 30-day average SOFR in effect was 5.04%. SOFR rate is subject to a 2.50% rate cap through April 2025. Please refer to Note 11 for further information.

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

Loss on Extinguishment of Debt and Debt Modification Costs

Upon repayment of or in conjunction with a material change (i.e., a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes-off any unamortized deferred financing costs and fair market value adjustments related to the original debt that was extinguished. Prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized are also included within loss on extinguishment of debt and debt modification costs on the combined consolidated statements of operations. Loss on extinguishment of debt and debt modification costs were zero for the three and six months ended June 30, 2023 and 2022.

Debt maturities

As of June 30, 2023, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2023 (July 1–December 31)	$773
2024	1,639
2025	1,717
2026	37,471
2027	866
Thereafter	55,019
$97,485
Add: Unamortized fair value debt adjustment	1,076
Subtract: Deferred financing costs, net	(1,109)
Total	$97,452

The net book value of real estate assets providing collateral for these above borrowings, including the revolving credit facilities (refer to Note 8 for further information), was $369.6 million as of June 30, 2023.

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

Note 10 – Fair Value of Financial Instruments

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

Fair Value of Financial Instruments

As of June 30, 2023 and December 31, 2022, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due to affiliates, accounts payable, and other accrued liabilities approximate their fair value based on their highly-liquid nature and/or short-term maturities.

Derivative Financial Instruments

The estimated fair values of derivative financial instruments are valued using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and volatility. The fair value of interest rate caps is determined using the market-standard methodology of discounting the future expected cash receipts which would occur if floating interest rates rise above the strike rate of the caps. The floating interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.The inputs used in the valuation of interest rate caps and swaps fall within Level 2 of the fair value hierarchy.

Fair Value of Debt

As of June 30, 2023 and December 31, 2022, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $92.8 million and $93.7 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $98.6 million and $99.5 million, respectively. The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs of the fair value hierarchy) for similar types of borrowing arrangements.

Note 11 – Derivative Financial Instruments

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

As of June 30, 2023, the Company had interest rate caps and swaps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying interest rate for $94.1 million of the Company’s debt.

The table below presents the classification and fair value of the Company’s derivative financial instruments on the combined consolidated balance sheets as of June 30, 2023 and December 31, 2022 (amounts in thousands):

Derivatives not designated as hedging		Fair Values of Derivative Instruments
instruments under ASC 815-20	Balance Sheet Location	June 30, 2023	December 31, 2022
Interest rate caps	Accounts receivable, prepaids and other assets	$4,017	$4,702
Interest rate swaps	Accounts receivable, prepaids and other assets	694	647

The table below presents the classification and effect of the Company’s derivative financial instruments on the combined consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 (amounts in thousands):

		The Effect of Derivative Instruments on the
		Statements of Operations
Derivatives not designated as hedging	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
instruments under ASC 815-20	Recognized in Income	2023	2022	2023	2022
Interest rate caps	Interest Expense	$287	$167	$(685)	$167
Interest rate swaps	Interest Expense	208	—	47	—

Note 12 – Related Party Transactions

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

For the three and six months ended June 30, 2023, the Company recorded base management fees of $2.0 million and $3.9 million, respectively, and expense reimbursements of $0.4 million and $0.9 million, respectively. The expense reimbursements were recorded as part of general and administrative expenses in the Company’s consolidated statement of operations. There was no incentive fee expense for the first or second quarter 2023.

The table below presents the related party amounts payable to the Manager as of June 30, 2023 and December 31, 2022 pursuant to the terms of the Management Agreement (amounts in thousands). The Company records these payables in due to affiliates in its combined consolidated balance sheets.

	June 30,	December 31,
Amounts payable to the Manager under the Management Agreement	2023	2022
Base management fee	$1,960	$1,787
Operating and direct expense reimbursements	460	424
Total amounts payable to the Manager	$2,420	$2,211

As of June 30, 2023 and December 31, 2022, the Company had no receivables due from any related parties.

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

Pursuant to the terms of the ASA, operating expenses were (i) paid by BREH on behalf of Bluerock Residential, and (ii) paid by Bluerock Residential on behalf of BREH. Pursuant to the terms of the CSA, costs with respect to the NY Lease were paid by BREH on behalf of Bluerock Residential. Recorded as part of general and administrative expenses in the Company’s combined consolidated statements of operations, operating expenses paid by BREH on behalf of Bluerock Residential of $0.2 million and $0.4 million were expensed during the three and six months ended June 30, 2022, respectively. Additionally, Bluerock Residential paid operating expenses on behalf of BREH of $0.2 million and $0.5 million during the three and six months ended June 30, 2022, respectively. These prior period amounts were allocated to the Company by applying an allocation percentage, which was determined by taking the number of units carved out of the Bluerock Residential portfolio divided by Bluerock Residential’s total portfolio unit count, to the total operating expenses paid on behalf of or by Bluerock Residential. Prior period operating expense amounts recognized by the Company are not representative of the amounts that would have been reflected in the financial statements had the Company operated independently of Bluerock Residential.

Both the ASA and CSA were terminated in connection with the completion of the spin-off transaction on October 6, 2022.

Note 13 – Stockholders’ Equity

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders, less dividends on restricted stock, LTIP Units and C-LTIP Units expected to vest, by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding and any potential dilutive shares for the period. Net loss attributable to common stockholders is computed by adjusting net loss for the non-forfeitable dividends paid on non-vested restricted stock, LTIP Units and C-LTIP Units.

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

The following table reconciles the components of basic and diluted net loss per common share for the three and six months ended June 30, 2023 and 2022 (amounts in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(1,179)	$(2,173)	$(6,457)	$(3,389)
Net loss attributable to noncontrolling interests	(844)	(2,053)	(4,582)	(3,112)
Net loss attributable to common stockholders	$(335)	$(120)	$(1,875)	$(277)

Weighted average common shares outstanding (1)	3,844,008	3,843,502	3,843,756	3,843,502
Potential dilutive shares (2)	—	—	—	—
Weighted average common shares outstanding and potential dilutive shares (1)	3,844,008	3,843,502	3,843,756	3,843,502

Net loss per common share, basic	$(0.09)	$(0.03)	$(0.49)	$(0.07)
Net loss per common share, diluted	$(0.09)	$(0.03)	$(0.49)	$(0.07)
(1)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.
(2)

For the three and six months ended June 30, 2023, potential vesting of restricted stock of 1,418 shares and 4,002 shares of Class A common stock, respectively, are excluded from the diluted shares calculation as the effect is antidilutive.

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

Operating Partnership and Long-Term Incentive Plan Units

As of June 30, 2023, limited partners other than the Company owned approximately 67.87% of the common units of the Operating Partnership (7,368,303 OP Units, or 61.05%, is held by OP Unit holders, and 823,219 LTIP Units, or 6.82%, is held by LTIP Unit holders, including 4.54% which are not vested as of June 30, 2023). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash. LTIP Units and C-LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock or, at the Company’s election, cash.

The Company granted C-LTIP Units to the Manager pursuant to the Management Agreement in payment of the base management fee and the operating expense reimbursement as follows: 85,750 and 17,462 C-LTIP Units, respectively, granted on February 22, 2023 for the fourth quarter 2022, and 114,391 and 20,531 C-LTIP Units, respectively, granted on May 17, 2023 for the first quarter 2023. Such C-LTIP Units were fully vested upon issuance.

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

On May 25, 2023, the Company granted 141,665 LTIP Units pursuant to the BHM Incentive Plans to the Manager as an annual long-term incentive equity grant for the year ended December 31, 2022. Such LTIP Units will vest in equal installments on an annual basis over a three-year period from April 1, 2023.

During the three and six months ended June 30, 2023, the Company recognized compensation expense for such LTIP Units of approximately $0.5 million and $1.3 million, respectively. Such expense was recorded as part of general and administrative expenses in the Company's consolidated statements of operations. As of June 30, 2023, there was $10.3 million of total unrecognized compensation expense related to unvested LTIP Units granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 4.0 years.

Restricted Stock Grants

On May 25, 2023, the Company granted 31,260 shares of Class A common stock as restricted stock grants (“RSGs”), pursuant to the BHM Incentive Plans, to the Manager as an annual incentive grant for the year ended December 31, 2022. Such RSGs will vest in equal installments on an annual basis over a three-year period from April 1, 2023.

During the three and six months ended June 30, 2023, the Company recognized compensation expense for such RSGs of approximately $0.02 million and $0.02 million, respectively. Such expense was recorded as part of general and administrative expenses in the Company’s consolidated statements of operations. As of June 30, 2023, there was $0.5 million of total unrecognized compensation expense related to the unvested RSGs granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 2.8 years.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

There is no assurance that the Company will declare dividends. Holders of restricted stock, OP Units, LTIP Units and C-LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

Note 14 – Commitments and Contingencies

The aggregate amount of the Company’s contractual commitments to fund future cash obligations in certain of its preferred equity and joint venture investments was $1.1 million and $3.4 million as of June 30, 2023 and December 31, 2022, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the historical results of operations and liquidity and capital resources of Bluerock Homes Trust, Inc. (“Bluerock Homes,” “the Company,” “we,” “us,” or “our”), which was formed in Maryland as a wholly owned subsidiary of Bluerock Residential Growth REIT, Inc. (“Bluerock Residential”) on December 16, 2021, and historically operated as part of Bluerock Residential and not as a standalone company. On October 6, 2022, Bluerock Residential completed a spin-off transaction that resulted in its single-family residential real estate business and certain other assets being contributed to Bluerock Homes, and Bluerock Homes becoming an independent, publicly traded company. You should read the following discussion and analysis in conjunction with the accompanying financial statements of Bluerock Homes and the notes thereto. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements.

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

Forward-Looking Statements

All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws and may be identified by words such as “will,” “expect,” “believe,” “plan,” “anticipate,” “intend,” “goal,” “future,” “outlook,” “guidance,” “target,” “estimate” and similar words or expressions, including the negative version of such words and expressions. These forward-looking statements are based upon our present expectations, estimates and projections about the industry and markets in which we operate, and beliefs of and assumptions made by our management involve uncertainty that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and are not guaranteed to occur. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Investors should not place undue reliance upon these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in these forward-looking statements due to numerous factors.

Additional factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	The impact of volatility in capital and credit markets, or unfavorable changes in economic conditions, including those caused by inflation and rising interest rates, in the markets in which we operate;
●	The impact of epidemics, pandemics, or other outbreaks of illness, disease or virus (such as the outbreak of novel coronavirus (“ COVID-19”) and its variants) and the actions taken by government authorities and other related thereto, including the ability of our company, our properties and our tenants to operate;
●	the factors included in this Quarterly Report on Form 10-Q, including those set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	use of proceeds of our securities offerings;
●	changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;

●	fluctuations and relative increases in interest rates, which could adversely affect our ability to obtain financing on favorable terms or at all;
●	the inability of tenants to pay rent;
●	the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors’ properties based on considerations such as convenience of location, rental rates and safety record;
●	increased operating costs, including increased real property taxes, homeowners association (“HOA”) fees, maintenance, insurance and utilities costs;
●	weather conditions that may increase or decrease energy costs and other weather-related expenses;
●	oversupply of single-family housing or a reduction in demand for real estate in the markets in which our properties are located;
●	costs and time period required to convert acquisitions to rental homes;
●	a favorable interest rate environment that may result in a significant number of potential residents of our properties deciding to purchase homes instead of renting;
●	rules, regulations and/or policy initiatives by government and private actors, including HOAs, to discourage or deter the purchase of single-family properties by entities owned or controlled by institutional investors;
●	our ability to lease newly acquired or newly constructed single-family properties;
●	changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes;
●	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs;
●	the board of directors’ determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid (if any);
●	our ability to qualify and maintain our qualification as a real estate investment trust ("REIT"); and
●	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes.

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

The forward-looking statements should be read in light of the risk factors set forth in Item 1A of this Quarterly Report on Form 10-Q, in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission ("SEC") on March 22, 2023, and subsequent filings by us with the SEC, or ("Risk Factors").

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

As of June 30, 2023, we held an aggregate of 4,077 residential units held through seventeen real estate investments, consisting of ten consolidated operating investments and seven investments held through preferred equity investments. As of June 30, 2023, our consolidated operating investments were approximately 94.4% occupied.

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

Inflation and Related Economic Volatility

While inflationary pressures have shown signs of moderation, we continue to monitor increases in inflation and rising interest rates and resulting economic changes in credit and capital markets. Inflation and its related impacts, including increased prices for services and goods and higher interest rates and wages, and any policy interventions by the U.S. government, could negatively impact our residents’ ability to pay rents and our results of operations. Substantially all our leases are for a term of one year or less, which we believe mitigates our exposure to inflation, by permitting us to set rents commensurate with inflation (subject to rent regulations to the extent they apply and assuming our current or prospective residents will accept and can pay commensurate increased rents, of which there can be no assurance). Inflation could outpace any increases in rent and adversely affect us. We may not be able to mitigate the effects of inflation and related impacts, and the duration and extent of any prolonged periods of inflation, and any such related adverse effects on our results of operations and financial condition are unknown at this time. Inflation may also cause increased volatility in financial markets, which could affect our ability to access the capital markets or impact the cost or timing at which we are able to do so. Inflation may also increase the costs to complete our development projects, including costs of materials, labor and services from third-party contractors and suppliers. Higher construction costs could adversely impact our investments in real estate assets and our expected yields on development projects.

Additionally, recent developments in the banking industry have caused uncertainty and concern regarding the strength of the banking system. As a result, the cost of obtaining debt from credit and capital markets has increased as many lenders have increased interest rates, enacted tighter lending standards, and reduced and, in some cases, ceased to provide funding to borrowers. Although our banking relationships are primarily with large national banks, a significant disruption to the banking system could lead to market-wide liquidity problems which could adversely affect our access to capital and our cost of capital. If we need to incur debt from a source other than our revolving credit facilities, we cannot be certain the additional financing will be available to the extent required and on acceptable terms. If debt financing on acceptable terms is not available, we may be unable to fully execute our growth strategy, otherwise take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our results of operations and financial condition.

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

Acquisition of Additional Interests in Properties

During the six months ended June 30, 2023, we acquired the noncontrolling partner’s interest in the following consolidated operating investments ($ in thousands):

			Previous	New
			Ownership	Ownership
Property	Date	Amount	Interest	Interest
Savannah-84	January 6, 2023	$939	80%	100%
Indy-Springfield, formerly Peak JV 1	March 8,2023	4,110	60%	100%

Sale of Real Estate Assets

During the second quarter 2023, we closed on the following sales: one unit in the Golden Pacific portfolio, six units in the Peak JV 2 portfolio, and two units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sales agreements. The nine units were sold for an aggregate of approximately $2.8 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for payments of closing costs and fees of $0.1 million, the sales of the nine units generated net proceeds of approximately $2.7 million and a gain on sales of approximately $0.7 million.

Preferred Equity Investment Activity

During the six months ended June 30, 2023, our preferred equity investment activity was as follows: (i) we increased our preferred equity investment commitments in (a) the Willow Park joint venture by $2.1 million, for a total commitment of $4.6 million, and (b) The Woods at Forest Hill joint venture by $2.3 million, for a total commitment of $5.6 million, and (ii) our preferred equity investment in the Peak REIT OP was partially redeemed in the aggregate amount of $7.2 million, which included principal investment of $6.8 million and accrued preferred return of $0.4 million, leaving our remaining preferred equity investment in the Peak REIT OP at $13.5 million as of June 30, 2023. Additionally, we funded an aggregate of approximately $6.7 million of preferred equity investments in The Woods at Forest Hill, Wayford at Innovation Park and Willow Park.

Stockholders’ Equity

Our total stockholders’ equity decreased $2.8 million from $160.0 million as of December 31, 2022 to $157.2 million as of June 30, 2023. The decrease in our total stockholders’ equity is primarily attributable to an adjustment of $2.6 million for noncontrolling interest ownership in the Operating Partnership and a net loss of $1.9 million, partially offset by an increase of $1.5 million related to the acquisition of noncontrolling interests.

Results of Operations

The following is a summary of our consolidated operating real estate investments as of June 30, 2023:

Name	Market	Number of Units	Average Year Built	Ownership Interest	Average Rent (1)	% Occupied (2)
Ballast	AZ / CO / WA	84	1998	95%	$2,107	96.4%
Golden Pacific	IN / KS / MO	170	1977	97%	1,689	96.4%
ILE	TX / SE US	482	1991	95%	1,812	97.5%
Indy-Springfield, formerly Peak JV 1	IN / MO	334	1999	100%	1,199	90.3%
Navigator Villas	Pasco, WA	176	2013	90%	1,535	93.2%
Peak JV 2	Various / TX	602	1980	80%	1,281	92.4%
Peak JV 3	Dallas-Fort Worth, TX	187	1961	56%	1,039	93.5%
Savannah-84, formerly Peak JV 4	Savannah, GA	84	2022	100%	1,703	96.3%
Wayford at Concord	Concord, NC	150	2019	83%	2,139	98.7%
Yauger Park Villas	Olympia, WA	80	2010	95%	2,399	96.3%
Total Units / Average		2,349			$1,557	94.4%
(1)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the three months ended June 30, 2023.

(2)	Percent occupied is calculated as (i) the number of units occupied as of June 30, 2023 divided by (ii) total number of units, expressed as a percentage. Percent occupied excludes an aggregate of 55 down/renovation units and 2 units of Savannah-84 that are in lease-up.

The following is a summary of our consolidated operational results for the three and six months ended June 30, 2023 and 2022 ($ in thousands, except average rental rates):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Variance		2023	2022	Variance
Rental and other property revenues	$10,270	$7,676	33.8%		$20,408	$14,528	40.5%
Property operating expenses	$4,582	$3,774	21.4%		$9,139	$6,554	39.4%
Net operating income	$5,688	$3,902	45.8%		$11,269	$7,974	41.3%
Average occupancy percentage (1)	94.3%	91.8%	250	bps	94.2%	92.2%	200	bps
Average rental rate (2)	$1,557	$1,406	10.7%		$1,549	$1,377	12.5%
(1)	Represents the average of the ending occupancy as of the last day of each month in the period presented.
(2)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the period presented.

The following is a summary of our preferred equity investments as of June 30, 2023:

			Total Actual/		Actual/	Actual/	Actual/
		Actual/	Estimated		Estimated	Estimated	Estimated	Estimated
		Planned	Construction	Cost to Date	Construction	Initial	Construction	Average
Lease-up Investment Name	Location / Market	Number of Units	Cost (in millions)	(in millions)	Cost Per Unit	Occupancy	Completion	Rent (1)
The Cottages at Warner Robins	Warner Robins, GA	251	$53.1	$52.9	$211,554	1Q 2023	2Q 2023	$1,346
The Woods at Forest Hill	Forest Hill, TX	76	17.1	16.4	225,000	4Q 2022	3Q 2023	1,625
Willow Park	Willow Park, TX	46	16.5	15.6	358,696	2Q 2022	3Q 2023	2,362
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	63.2	55.7	214,966	2Q 2023	4Q 2023	1,743
The Cottages of Port St. Lucie	Port St. Lucie, FL	286	69.6	58.8	243,357	2Q 2023	1Q 2024	2,133
Total Lease-up Units		953

Development Investment Name
Wayford at Innovation Park	Charlotte, NC	210	62.0	28.6	295,238	3Q 2023	3Q 2024	1,994
Total Development Units		210

								Average
Operating Investment Name		Number of Units						Rent (1)
Peak Housing (2)	IN / MO / TX	565						$1,049
Total Operating Units		565
Total Units/Average		1,728						$1,570
(1)	For lease-up and development investments, represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization. For operating investments, represents the average effective monthly rent per occupied unit for the three months ended June 30, 2023.
(2)	Peak Housing is a stabilized operating portfolio and the number of units shown represents those collateralizing our preferred equity investment in the Peak REIT OP as of June 30, 2023 (refer to Note 7 of our combined consolidated financial statements for further information). Unit count excludes units presented in the consolidated operating investments table above.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenue

Rental and other property revenues increased $2.6 million, or 34%, to $10.3 million for the three months ended June 30, 2023 as compared to $7.7 million for the same prior year period. The increase was primarily due to unit count growth of 349 homes, net of nine homes sold, in our portfolio since April 1, 2022 and operational improvements from our active management and organic market rent growth.

Our average rent per occupied unit increased $151, or 10.7%, to $1,557 as compared to $1,406 during the prior year period. Average occupancy increased 250 basis points from 94.3% to 91.8% on a year over year basis. The improvement was partially driven by: (i) stabilization of homes under renovation within our value-enhancement strategy, and (ii) stabilization of homes that are sometimes purchased from owner occupants which can create modest frictional vacancy for a brief period of time after acquisition.

Interest income from loan investments decreased $0.3 million, or 100%, to zero for the three months ended June 30, 2023 as compared to $0.3 million for the same prior year period due to the payoff of two loans in 2022. We did not have any loan investments during the three months ended June 30, 2023.

Expenses

Property operating expenses increased $0.8 million, or 21%, to $4.6 million for the three months ended June 30, 2023 as compared to $3.8 million for the same prior year period. The increase was primarily due to the acquisition of homes since April 1, 2022 and additional repairs and maintenance as part of our lease up stabilization strategy. Property operating expenses consist of controllable (payroll, repairs and maintenance, turnover, administrative, advertising, and utilities) and non-controllable (real estate taxes and insurance) expenses. Controllable expenses were $2.1 million and $1.8 million, and non-controllable expenses were $2.5 million and $2.0 million, for the three months ended June 30, 2023 and 2022, respectively.

Property management and asset management fee expenses were $1.1 million for the three months ended June 30, 2023 as compared to $0.8 million in the same prior year period. The increase was primarily due to the acquisition of homes since April 1, 2022. Property management fees are based on a stated percentage of property revenues and asset management fees are based on a stated percentage of capital contributions or assets under management, where applicable.

General and administrative expenses amounted to $1.8 million for the three months ended June 30, 2023 as compared to $1.6 million for the same prior year period. Amounts recognized during the three months ended June 30, 2023 represent our operations as a standalone company. For the period ended and prior to October 6, 2022, allocations of certain general, administrative, sales and marketing expenses were allocated to us from Bluerock Residential based on relative unit count. As such, expense amounts recognized during the three months ended June 30, 2022 are not representative of the amounts that would have been reflected in the financial statements had we operated independently of Bluerock Residential.

Management fees to related party amounted to $2.0 million for the three months ended June 30, 2023. Commencing on October 6, 2022, we are externally managed and advised by our Manager pursuant to a Management Agreement. There was no management fee expense prior to October 6, 2022.

Acquisition and other transaction costs amounted to $0.3 million for the three months ended June 30, 2023 as compared to $0.1 million for the same prior year period. The 2023 expense primarily relates to the transition of property management services for over 1,000 homes.

Depreciation and amortization expenses were $4.0 million for the three months ended June 30, 2023, consistent with the prior year period.

Other Income and Expense

Other income and expense amounted to income of $2.3 million for the three months ended June 30, 2023 compared to income of $0.1 million for the same prior year period. This was due to an increase in preferred returns on unconsolidated real estate joint ventures of $0.9 million as funding to our preferred equity investments increased to $86.2 million at June 30, 2023 as compared to $72.1 million at June 30, 2022, an increase in gain on sale of real estate investments of $0.7 million due to the sale of nine homes during the three months ended June 30, 2023, and a $0.6 million net decrease in interest expense. The net decrease in interest expense was due to a $0.6 million increase in interest income from our short-term investments, a $0.3 million increase in the fair value of interest rate caps and swaps, partially offset by a $0.3 million increase in interest expense attributable to an increase in the outstanding debt to $167.5 million at June 30, 2023 as compared to $148.2 million at June 30, 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenue

Rental and other property revenues increased $5.9 million, or 40%, to $20.4 million for the six months ended June 30, 2023 as compared to $14.5 million for the same prior year period. The increase was primarily due to unit count growth of 560 homes, net of nine homes sold, in our portfolio since January 1, 2022 and operational improvements from our active management and organic market rent growth.

Our average rent per occupied unit increased $172, or 12.5%, to $1,549 as compared to $1,377 during the prior year period. Average occupancy increased 200 basis points from 94.2% to 92.2% on a year over year basis. The improvement was partially driven by: (i) stabilization of homes under renovation within our value-enhancement strategy, and (ii) stabilization of homes that are sometimes purchased from owner occupants which can create modest frictional vacancy for a brief period of time after acquisition.

Interest income from loan investments decreased $1.2 million, or 100%, to zero for the six months ended June 30, 2023 as compared to $1.2 million for the same prior year period due to the payoff of two loans in 2022. We did not have any loan investments during the six months ended June 30, 2023.

Expenses

Property operating expenses increased $2.5 million, or 39%, to $9.1 million for the six months ended June 30, 2023 as compared to $6.6 million for the same prior year period. The increase was primarily due to the acquisition of homes since January 1, 2022 and additional repairs and maintenance as part of our lease up stabilization strategy. Property operating expenses consist of controllable (payroll, repairs and maintenance, turnover, administrative, advertising, and utilities) and non-controllable (real estate taxes and insurance) expenses. Controllable expenses were $4.2 million and $2.9 million, and non-controllable expenses were $4.9 million and $3.7 million, for the six months ended June 30, 2023 and 2022, respectively.

Property management and asset management fee expenses were $2.2 million for the six months ended June 30, 2023 as compared to $1.5 million in the same prior year period. The increase was primarily due to the acquisition of homes since January 1, 2022. Property management fees are based on a stated percentage of property revenues and asset management fees are based on a stated percentage of capital contributions or assets under management, where applicable.

General and administrative expenses amounted to $3.8 million for the six months ended June 30, 2023 as compared to $3.2 million for the same prior year period. Amounts recognized during the six months ended June 30, 2023 represent our operations as a standalone company. For the period ended and prior to October 6, 2022, allocations of certain general, administrative, sales and marketing expenses were allocated to us from Bluerock Residential based on relative unit count. As such, expense amounts recognized during the six months ended June 30, 2022 are not representative of the amounts that would have been reflected in the financial statements had we operated independently of Bluerock Residential.

Management fees to related party amounted to $3.9 million for the six months ended June 30, 2023. Commencing on October 6, 2022, we are externally managed and advised by our Manager pursuant to a Management Agreement. There was no management fee expense prior to October 6, 2022.

Acquisition and other transaction costs amounted to $1.8 million for the six months ended June 30, 2023 as compared to $0.1 million for the same prior year period. The 2023 expense relates to the transition of property management services for over 1,000 homes.

Depreciation and amortization expenses were $8.0 million for the six months ended June 30, 2023 as compared to $8.5 million for the same prior year period, with the decrease primarily attributable to in-place leases being fully amortized prior to 2023.

Other Income and Expense

Other income and expense amounted to income of $1.9 million for the six months ended June 30, 2023 compared to income of $0.7 million for the same prior year period. This was due to an increase in preferred returns on unconsolidated real estate joint ventures of $2.5 million as funding to our preferred equity investments increased to $86.2 million at June 30, 2023 as compared to $39.6 million at December 31, 2021 and an increase in gain on sale of real estate investments of $0.7 million due to the sale of nine homes during the six months ended June 30, 2023. These income sources were partially offset by a net increase in interest expense of $1.6 million, of which $1.5 million is attributable to an increase in the outstanding debt to $167.5 million at June 30, 2023 as compared to $148.2 million at June 30, 2022, a $0.8 million net decrease in the fair value of our interest rate caps and swaps (which was partially offset by $0.7 million in interest income from our short-term investments), and a decrease in the allowance for credit losses on unconsolidated real estate joint ventures of $0.4 million.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net loss attributable to common stockholders together with a reconciliation to NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(335)	$(120)	$(1,875)	$(277)
Add back: Net loss attributable to Operating Partnership Units	(653)	(231)	(3,638)	(533)
Net loss attributable to common stockholders and unit holders	(988)	(351)	(5,513)	(810)
Add common stockholders and Operating Partnership Units pro-rata share of:
Net loss attributable to partially owned properties noncontrolling interests	(191)	(1,822)	(944)	(2,579)
Real estate depreciation and amortization	3,995	4,000	7,913	8,435
Non-real estate depreciation and amortization	52	123	113	245
Non-cash interest expense	608	560	1,115	780
Unrealized (gain) loss on derivatives	(495)	(167)	638	(167)
Provision for (recovery of) credit losses	20	(11)	26	(373)
Property management and asset management fees	1,104	850	2,195	1,493
Management fees to related party	1,960	—	3,882	—
Acquisition and other transaction costs	325	70	1,780	70
Corporate operating expenses	1,782	1,486	3,755	3,037
Weather-related losses, net	(17)	—	(17)	—
Other income, net	—	(99)	(44)	(100)
Preferred returns on unconsolidated real estate joint ventures	(2,894)	(1,915)	(5,690)	(3,188)
Gain on sale of real estate investments	(661)	—	(661)	—
Interest income from loan investments	—	(331)	—	(1,216)
Total property income	4,600	2,393	8,548	5,627
Add back: Interest expense	1,088	1,509	2,721	2,347
Net operating income	$5,688	$3,902	$11,269	$7,974

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

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our short-term liquidity needs could be affected by various risks and uncertainties, including the risks detailed in Part I, Item 1A titled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 22, 2023. While consolidated occupancy remains strong at 94.4% as of June 30, 2023, in future periods we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants.

On June 28, 2023, the SEC declared effective our registration statement on Form S-11 (File No. 333-269415) (the “2023 Registration Statement”). The securities covered by the 2023 Registration Statement include a maximum of 20,000,000 shares of 6.0% Series A Redeemable Preferred Stock (the “Series A Redeemable Preferred Stock”) at $25.00 per share, for a maximum offering amount of $500,000,000 in Series A Redeemable Preferred Stock (the “Series A Redeemable Preferred Offering”).

In general, we believe our available cash balances, cash flows from operations, proceeds from the Series A Redeemable Preferred Offering, proceeds from our revolving credit facilities, proceeds from future mortgage debt financings for acquisitions and/or development projects, and other financing arrangements will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. In general, we expect that our results related to our existing portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of single-family residential properties and build-to-rent development properties.

We believe we will be able to meet our primary liquidity requirements going forward through, among other sources:

●	$79.9 million in cash available at June 30, 2023;
●	capacity of $100 million, of which approximately $17 million was available as of June 30, 2023, on our revolving credit facilities dedicated to single-family residential investments;
●	proceeds from future mortgage debt financings for acquisition and/or development projects;
●	cash generated from operating activities; and
●	proceeds from our continuous Series A Redeemable Preferred Offering and potential offerings of common and preferred stock, as well as issuances of units of limited partnership interest in our Operating Partnership (“OP Units”).

The following table summarizes our contractual obligations as of June 30, 2023 related to our mortgage notes secured by our properties and revolving credit facilities. At June 30, 2023, our estimated future required payments on these obligations were as follows (amounts in thousands):

		Less than
	Total	One year	2024-2025	2026-2027	Thereafter
Mortgages Payable (Principal)	$97,485	$773	$3,356	$38,337	$55,019
Revolving Credit Facilities	70,000	—	70,000	—	—
Estimated Interest Payments on Mortgages Payable and Revolving Credit Facilities	28,590	5,087	11,871	7,673	3,959
Total	$196,075	$5,860	$85,227	$46,010	$58,978

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

As of June 30, 2023, the aggregate amount of our contractual commitments to fund future cash obligations in certain of our preferred equity and joint venture investments was $1.1 million.

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

Our primary long-term liquidity requirements relate to (i) costs for additional single-family residential investments, including build-to-rent development properties, (ii) repayment of long-term debt and our revolving credit facilities, (iii) capital expenditures, and (iv) cash redemption requirements related to our Series A Redeemable Preferred Stock.

We intend to finance our long-term liquidity requirements with net proceeds of additional issuances of common and preferred stock, including our continuous Series A Redeemable Preferred Offering, our revolving credit facilities, as well as future acquisition or project-based borrowings. Our success in meeting these requirements will therefore depend upon our ability to access capital. Further, our ability to access equity capital is dependent upon, among other things, general market conditions for REITs and the capital markets generally, market perceptions about us and our asset class, and current trading prices of our securities.

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

We expect to begin paying a distribution on our Series A Redeemable Preferred Stock, and maintain such distribution, in accordance with the terms of those securities which require monthly dividends. While our policy is generally to pay distributions from cash flow from operations, our distributions may in the future be paid from additional sources, such as from borrowings.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of June 30, 2023, we own interests in seven joint ventures that are accounted for as held to maturity debt securities.

Cash Flows from Operating Activities

As of June 30, 2023, we owned indirect equity interests in seventeen real estate investments, consisting of ten consolidated operating investments and seven investments held through preferred equity investments. During the six months ended June 30, 2023, net cash provided by operating activities was $2.1 million after net loss of $6.5 million was adjusted for the following:

●	non-cash items of $9.1 million;
●	distributions of income and preferred returns from preferred equity investments in unconsolidated real estate joint ventures of $1.0 million; and
●	an increase in due to affiliates of $0.2 million; offset by:
●	an increase in accounts receivable, prepaids and other assets of $1.0 million; and
●	a decrease in accounts payable and other accrued liabilities of $0.7 million.

Cash Flows from Investing Activities

During the six months ended June 30, 2023, net cash used in investing activities was $6.7 million, primarily due to the following:

●	$6.7 million used in additional investments in unconsolidated real estate joint ventures;
●	$5.2 million used on capital expenditures; and
●	$4.3 million used in acquiring consolidated real estate investments; offset by:
●	$6.8 million of proceeds from the redemption of unconsolidated real estate joint ventures; and
●	$2.7 million of proceeds from sale of real estate investments.

Cash Flows from Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $8.2 million, primarily due to the following:

●	$21.0 million of proceeds from revolving credit facilities; and
●	$0.3 million of contributions from noncontrolling interests; offset by:
●	$6.0 million of repayments on revolving credit facilities;
●	$5.0 million used in the purchase of interests from noncontrolling interests;
●	$1.1 million of payments of deferred financing fees;
●	$0.7 million of repayments on our mortgages payable; and
●	$0.2 million of distributions paid to partially owned properties noncontrolling interests.

Capital Expenditures

The following table summarizes our total capital expenditures for the six months ended June 30, 2023 and 2022 (amounts in thousands):

	Six Months Ended
	June 30,
	2023	2022
Redevelopment/renovations	$2,541	$5,435
Routine capital expenditures	1,348	1,363
Normally recurring capital expenditures	212	111
Total capital expenditures	$4,101	$6,909

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

CFFO makes certain adjustments to FFO, removing the effect of items that do not reflect ongoing property operations such as acquisition and other transaction costs, non-cash interest, unrealized gains or losses on derivatives, provision for (recovery of) credit losses, losses on extinguishment of debt and debt modification costs (includes prepayment penalties incurred and the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt), one-time weather-related costs and equity compensation expense. We believe that CFFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core recurring property operations. As a result, we believe that CFFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential.

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

The table below presents our calculation of FFO and CFFO for the periods presented ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(335)	$(120)	$(1,875)	$(277)
Add back: Net loss attributable to Operating Partnership Units	(653)	(231)	(3,638)	(533)
Net loss attributable to common stockholders and unit holders	(988)	(351)	(5,513)	(810)

Real estate depreciation and amortization	3,995	4,000	7,913	8,435
Gain on sale of real estate investments	(661)	—	(661)	—
Adjustment for partially owned properties noncontrolling interests	(288)	(720)	(808)	(1,562)
FFO attributable to common stockholders and unit holders	2,058	2,929	931	6,063

Acquisition and other transaction costs	325	70	1,780	70
Non-cash interest expense	608	560	1,115	780
Unrealized (gain) loss on derivatives	(495)	(167)	638	(167)
Provision for (recovery of) credit losses	20	(11)	26	(373)
Weather-related losses, net	(17)	—	(17)	—
Non-real estate depreciation and amortization	52	123	113	245
Other income, net	—	(99)	(44)	(100)
Non-cash equity compensation	2,891	684	5,896	1,452
Adjustment for partially owned properties noncontrolling interests	(6)	(1,334)	(433)	(1,333)
CFFO attributable to common stockholders and unit holders	$5,436	$2,755	$10,005	$6,637

Per Share and Unit Information:
FFO attributable to common stockholders and unit holders - diluted	$0.18	$0.26	$0.08	$0.54
CFFO attributable to common stockholders and unit holders - diluted	$0.48	$0.24	$0.88	$0.59

Weighted average common shares and units outstanding - diluted	11,344,400	11,214,229	11,338,246	11,214,229

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

Our board of directors (“Board”) will determine the amount of dividends to be paid to our stockholders. The determination of our Board will be based on several factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to qualify and maintain our REIT status for federal income tax purposes. As a result, our distribution rate and payment frequency may vary from time to time. To qualify and maintain our REIT status, we will be required to distribute annually at least 90% of our “REIT taxable income”, as defined by the Internal Revenue Code of 1986, determined without regard to the dividends paid deduction and excluding net capital gains, to our stockholders. While our policy is generally to pay distributions from cash flow from operations, we may declare distributions in excess of funds from operations. There were no distributions declared or paid during the six months ended June 30, 2023.

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

	2023	2024	2025	2026	2027	Thereafter	Total
Mortgage Notes Payable	$773	$1,639	$1,717	$37,471	$866	$55,019	$97,485
Weighted Average Interest Rate	4.15%	4.19%	4.20%	4.13%	5.81%	6.26%	5.35%

Revolving Credit Facilities	$—	$70,000	$—	$—	$—	$—	$70,000
Weighted Average Interest Rate	—	8.03%	—	—	—	—	8.03%

The fair value of mortgages payable is estimated at $92.8 million as of June 30, 2023.

The table above incorporates those exposures that exist as of June 30, 2023; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

As of June 30, 2023, we had interest rate caps and swaps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps and swaps effectively limit our exposure to interest rate risk by providing a ceiling on the underlying interest rate for $94.1 million of our debt.

Based on our debt outstanding and interest rates in effect at June 30, 2023, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would increase interest expense by approximately $50,000 or decrease interest expense by approximately $50,000, respectively, for the quarter ended June 30, 2023.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to our potential risks and uncertainties as presented in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 22, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2023, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows; (v) notes to combined consolidated   financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK HOMES TRUST, INC.

DATE: August 10, 2023	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE: August 10, 2023	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)