Form 10-Q
period 2023-09-30
Bluerock Homes Trust, Inc.
filed 2023-11-09
CIK 1903382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class
Series A Redeemable Preferred Stock, $0.01 par value per share

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of November 6, 2023:

Class A Common Stock: 3,871,265 shares

Class C Common Stock: 8,489 shares

BLUEROCK HOMES TRUST, INC.

FORM 10-Q

September 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK HOMES TRUST, INC.

COMBINED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	September 30,	December 31,
	2023	2022
ASSETS
Net Real Estate Investments
Land	$68,913	$69,369
Buildings and improvements	414,112	412,463
Furniture, fixtures and equipment	12,630	8,159
Total Gross Real Estate Investments	495,655	489,991
Accumulated depreciation	(29,754)	(17,865)
Total Net Real Estate Investments	465,901	472,126
Cash and cash equivalents	89,435	78,426
Restricted cash	6,148	4,136
Accounts receivable, prepaids and other assets, net	23,931	17,916
Preferred equity investments in unconsolidated real estate joint ventures, net	85,259	86,289
TOTAL ASSETS	$670,674	$658,893

LIABILITIES AND EQUITY
Mortgages payable	$97,075	$98,191
Revolving credit facilities	70,000	55,000
Accounts payable	921	1,751
Other accrued liabilities	11,041	9,752
Due to affiliates	2,575	2,211
Distributions payable	12	—
Total Liabilities	181,624	166,905
6.0% Series A Redeemable Preferred Stock, liquidation preference $25.00 per share, 30,000,000 shares authorized; 152,222 and no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3,417	—
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 220,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock - Class A, $0.01 par value, 562,500,000 shares authorized; 3,868,697 and 3,835,013 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	39	38
Common stock - Class C, $0.01 par value, 187,500,000 shares authorized; 8,489 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Additional paid-in-capital	124,657	126,623
Retained earnings	30,382	33,325
Total Stockholders’ Equity	155,078	159,986
Noncontrolling Interests
Operating partnership units	314,287	307,825
Partially owned properties	16,268	24,177
Total Noncontrolling Interests	330,555	332,002
Total Equity	485,633	491,988
TOTAL LIABILITIES AND EQUITY	$670,674	$658,893

See Notes to Combined Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, (1)		September 30, (1)
	2023	2022	2023	2022
Revenues
Rental and other property revenues	$10,183	$8,608	$30,591	$23,136
Interest income from loan investments	—	69	—	1,285
Total revenues	10,183	8,677	30,591	24,421

Expenses
Property operating	5,094	4,440	14,233	10,994
Property management and asset management fees	1,113	1,098	3,308	2,591
General and administrative	1,675	1,802	5,464	4,991
Management fees to related party	1,993	—	5,875	—
Acquisition and other transaction costs	7	28	1,787	98
Weather-related losses, net	—	—	(17)	—
Depreciation and amortization	4,100	3,631	12,092	12,159
Total expenses	13,982	10,999	42,742	30,833
Operating loss	(3,799)	(2,322)	(12,151)	(6,412)

Other (expense) income
Other (expense) income	(165)	—	(121)	100
Preferred returns on unconsolidated real estate joint ventures	2,959	2,613	8,649	5,801
(Provision for) recovery of credit losses, net	(37)	(4)	(63)	369
Gain on sale of real estate investments	—	—	661	—
Interest expense, net	(2,576)	(22)	(7,050)	(2,982)
Total other income	181	2,587	2,076	3,288
Net (loss) income from continuing operations	(3,618)	265	(10,075)	(3,124)

Discontinued operations
Income on operations of rental property	—	53	—	53
Gain on sale of assets from discontinued operations	—	258	—	258
Income from discontinued operations	—	311	—	311
Net (loss) income	(3,618)	576	(10,075)	(2,813)
Preferred stock dividends	(12)	—	(12)	—
Net (loss) income attributable to noncontrolling interests
Operating partnership units	(2,142)	554	(5,780)	21
Partially owned properties	(420)	(265)	(1,364)	(2,844)
Net (loss) income attributable to noncontrolling interests	(2,562)	289	(7,144)	(2,823)
Net (loss) income attributable to common stockholders	$(1,068)	$287	$(2,943)	$10

Net (loss) income per common share – Basic (2)
Continuing operations	$(0.28)	$0.05	$(0.77)	$(0.02)
Discontinued operations	—	0.03	—	0.02
	$(0.28)	$0.08	$(0.77)	$0.00

Net (loss) income per common share – Diluted (2)
Continuing operations	$(0.28)	$0.05	$(0.77)	$(0.02)
Discontinued operations	—	0.03	—	0.02
	$(0.28)	$0.08	$(0.77)	$0.00

Weighted average basic common shares outstanding (2)	3,845,926	3,843,502	3,844,488	3,843,502
Weighted average diluted common shares outstanding (2)	3,845,926	3,843,502	3,844,488	3,843,502

(1) The consolidated financial statements for the three and nine months ended September 30, 2023 represent the Company’s results of operations as an independent, publicly traded company. The combined consolidated financial statements for the three and nine months ended September 30, 2022 present the Company’s results of operations prior to the spin-off transaction on October 6, 2022, which represents a carve-out of operations attributable to the Company related to Bluerock Residential’s single-family residential home business. As such, results of operations for the three and nine months ended September 30, 2023 may not be comparable to the Company’s results of operations for the prior periods presented.

(2) Basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2022 were calculated using the number of common stock shares distributed on October 6, 2022 in connection with the spin-off transaction.

See Notes to Combined Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock		Additional
	Number		Number		Paid-in	Cumulative	Retained	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Distributions	Earnings	Interests	Total Equity
Balance, July 1, 2023	3,868,697	$39	8,489	$—	$125,666	$—	$31,450	$329,081	$486,236

Issuance of restricted Class A common stock and LTIP Units for equity incentive plan compensation	—	—	—	—	47	—	—	667	714
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	—	2,347	2,347
Series A Preferred Stock distributions declared	—	—	—	—	—	(12)	—	—	(12)
Distributions to partially owned properties noncontrolling interests	—	—	—	—	—	—	—	(34)	(34)
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(1,056)	—	—	1,056	—
Net loss	—	—	—	—	—	—	(1,056)	(2,562)	(3,618)
Balance, September 30, 2023	3,868,697	$39	8,489	$—	$124,657	$(12)	$30,394	$330,555	$485,633

See Notes to Combined Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

COMBINED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Predecessor
	Bluerock	Retained	Noncontrolling
	Homes Equity	Earnings	Interests	Total Equity
Balance, July 1, 2022	$150,502	$34,048	$376,580	$561,130

Contributions, net	7,690	—	16,454	24,144
Distributions to partially owned properties noncontrolling interests	—	—	(170)	(170)
Net income	—	287	289	576
Balance, September 30, 2022	$158,192	$34,335	$393,153	$585,680

See Notes to Combined Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock		Additional
	Number		Number		Paid-in	Cumulative	Retained	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Distributions	Earnings	Interests	Total Equity
Balance, January 1, 2023	3,835,013	$38	8,489	$—	$126,623	$—	$33,325	$332,002	$491,988

Issuance of restricted Class A common stock and LTIP Units for equity incentive plan compensation	31,260	1	—	—	62	—	—	1,935	1,998
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	—	6,763	6,763
Series A Preferred Stock distributions declared	—	—	—	—	—	(12)	—	—	(12)
Distributions to partially owned properties noncontrolling interests	—	—	—	—	—	—	—	(230)	(230)
Acquisition of noncontrolling interests	—	—	—	—	1,515	—	—	(6,564)	(5,049)
Conversion of Operating Partnership Units to Class A common stock	2,424	—	—	—	100	—	—	(100)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	250	250
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(3,643)	—	—	3,643	—
Net loss	—	—	—	—	—	—	(2,931)	(7,144)	(10,075)
Balance, September 30, 2023	3,868,697	$39	8,489	$—	$124,657	$(12)	$30,394	$330,555	$485,633

See Notes to Combined Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

COMBINED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Predecessor
	Bluerock	Retained	Noncontrolling
	Homes Equity	Earnings	Interests	Total Equity
Balance, January 1, 2022	$116,510	$34,325	$311,136	$461,971

Contributions, net	41,682	—	86,116	127,798
Distributions to partially owned properties noncontrolling interests	—	—	(1,276)	(1,276)
Net income (loss)	—	10	(2,823)	(2,813)
Balance, September 30, 2022	$158,192	$34,335	$393,153	$585,680

See Notes to Combined Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(10,075)	$(2,813)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,277	13,740
Amortization of fair value adjustments	(240)	(240)
Preferred returns on unconsolidated real estate joint ventures	(8,649)	(5,801)
Gain on sale of real estate investments	(661)	—
Gain on sale of assets from discontinued operations	—	(258)
Fair value adjustment of interest rate caps and swaps	1,336	(2,759)
Provision for (recovery of) credit losses, net	63	(369)
Distributions of income and preferred returns from preferred equity investments in unconsolidated real estate joint ventures	1,290	1,707
Share-based compensation attributable to equity incentive plans	1,997	—
Share-based compensation to Manager – C-LTIP Units	6,763	—
Changes in operating assets and liabilities:
Due to affiliates, net	363	333
Accounts receivable, prepaids and other assets	(837)	369
Notes and accrued interest receivable	—	2,942
Accounts payable and other accrued liabilities	1,162	3,664
Net cash provided by operating activities	6,789	10,515

Cash flows from investing activities:
Acquisitions of real estate investments	(4,330)	(144,228)
Capital expenditures	(7,201)	(16,311)
Investment in notes receivable	—	(9,645)
Repayments on notes receivable	—	45,645
Proceeds from sale of real estate investments	5,625	—
Proceeds from redemption of unconsolidated real estate joint ventures	8,494	—
Investment in unconsolidated real estate joint venture interests	(7,528)	(43,392)
Net cash used in investing activities	(4,940)	(167,931)

Cash flows from financing activities:
Distributions to partially owned properties noncontrolling interests	(230)	(1,276)
Contributions from Bluerock Residential	—	41,682
Contributions from noncontrolling interests	250	86,116
Purchase of interests from noncontrolling interests	(5,049)	—
Borrowings on mortgages payable	—	41,941
Repayments on mortgages payable	(1,124)	(5,452)
Proceeds from revolving credit facilities	21,000	55,000
Repayments on revolving credit facilities	(6,000)	—
Payments of deferred financing fees	(1,092)	(4,544)
Purchase of interest rate caps	—	(2,136)
Net proceeds from issuance of 6.0% Series A Redeemable Preferred Stock	3,417	—
Net cash provided by financing activities	11,172	211,331

Net increase in cash, cash equivalents and restricted cash	$13,021	$53,915
Cash, cash equivalents and restricted cash, beginning of year	82,562	136,929
Cash, cash equivalents and restricted cash, end of period	$95,583	$190,844

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$89,435	$186,278
Restricted cash	6,148	4,566
Total cash, cash equivalents and restricted cash, end of period	$95,583	$190,844

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$5,272	$4,673

Supplemental disclosure of non-cash investing and financing activities
Distributions payable – declared and unpaid	$12	$1,276
Capital expenditures held in accounts payable and other accrued liabilities	$883	$1,564

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

As of September 30, 2023, the Company held seventeen real estate investments, consisting of ten consolidated operating investments and seven preferred equity investments. The seventeen investments contain an aggregate of 3,996 residential units, comprised of 2,331 consolidated operating units and 1,665 units held through preferred equity investments. As of September 30, 2023, the Company’s consolidated operating investments were approximately 94.4% occupied.

In October 2023, the Company filed its U.S. federal income tax return for the taxable year ending December 31, 2022 and elected to be treated, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, the Company generally is not subject to corporate-level income taxes. To maintain its REIT status, the Company is required, among other requirements, to distribute annually at least 90% of its “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to the Company’s stockholders. If the Company fails to qualify as a REIT in any taxable year, it would be subject to federal income tax on its taxable income at regular corporate tax rates and it would not be permitted to qualify as a REIT for four years following the year in which its qualification was denied. The Company intends to continue to organize and operate in such a manner as to remain qualified as a REIT.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company conducts its operations through Bluerock Residential Holdings, L.P., its operating partnership (the “Operating Partnership”), of which it is the sole general partner. The combined consolidated financial statements include the Company’s accounts and those of the Operating Partnership and its subsidiaries. As of September 30, 2023, limited partners other than the Company owned approximately 68.27% of the common units of the Operating Partnership (60.30% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 7.97% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 4.48% which are not vested as of September 30, 2023).

The combined consolidated financial statements include certain prior period reclassifications made by the Company to reflect the Operating Partnership unitholders’ approximately 66% ownership in the Company following the spin-off transaction. Reclassifications to net income (loss) on the combined consolidated statements of operations, along with reclassifications to stockholders’ equity and noncontrolling interest for Operating Partnership unitholders on the combined consolidated balances sheets and statements of stockholders’ equity, were made for the period ending and prior to October 6, 2022.

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

For investments that do not meet the criteria of a security under ASC 320 Investments – Debt Securities, the Company has concluded that the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate. The Company recognizes interest income on its notes receivable on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected. Costs incurred to originate its notes receivable are deferred and amortized using the effective interest method over the term of the related notes receivable. The Company evaluates the collectability of each loan investment and estimates a provision for credit loss, as applicable. Refer to the CECL section of this Note for further information regarding CECL and the Company’s provision for credit losses. The Company did not have any loan investments at September 30, 2023.

Significant Risks and Uncertainties

Uncertainty Due to Economic Volatility

The Company’s results of operations in the future may be directly or indirectly affected by uncertainties such as the effects of inflation and related volatility in the market. As inflation accelerated rapidly in 2022 and into 2023, the Federal Reserve increased interest rates a total of seven times during 2022 and four times to date during 2023 to curb the effects of rising inflation. The Company’s operating costs, including utilities and payroll, may increase as a result of increases in inflation. Rising interest rates cause uncertainty in credit and capital markets which could have material and adverse effects on the Company’s financial condition, results of operations and cash flows. The long-term impact of these economic developments will largely depend on any future action by the Federal Reserve, future laws that may be enacted, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets. The Company continues to closely monitor the impact of economic volatility on all aspects of its business.

Summary of Significant Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (“SEC”) on March 22, 2023 for discussion of the Company’s significant accounting policies. During the nine months ended September 30, 2023, there were no material changes to these policies.

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

Note 3 – Discontinued Operations

The following table summarizes amounts related to discontinued operations that resulted from trailing sales activity of multifamily investments in 2021 (amounts in thousands). The Company previously concluded that these multifamily investment sales were discontinued operations as the asset group represented a component of an entity, the component met the criteria of held for sale in 2021, and the disposals represented a strategic shift in the Company’s business from multifamily apartment communities to single-family residential units. As a result, certain items were reclassified as part of discontinued operations for comparative purposes.

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Total Revenues	$—	$—

Expenses
Property operating	(53)	(53)
Total expenses	(53)	(53)
Income on operations of rental property	53	53

Gain on sale of real estate investments	258	258
Income from discontinued operations	$311	$311

There are no amounts in the statement of cash flows that are included in discontinued operations for the nine months ended September 30, 2022.

Note 4 – Sale of Real Estate Assets

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

During the third quarter 2023, the Company closed on the sales of eighteen units in the Peak JV 3 portfolio pursuant to the terms and conditions of multiple separate purchase and sales agreements. The eighteen units were sold for an aggregate of approximately $3.0 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for payments of closing costs and fees of $0.1 million, the sales of the eighteen units generated net proceeds of approximately $2.9 million and no gain on sales.

Note 5 - Investments in Real Estate

As of September 30, 2023, the Company held seventeen real estate investments, consisting of ten consolidated operating investments and seven preferred equity investments. The following tables provide summary information regarding the Company’s consolidated operating investments and preferred equity investments.

Consolidated Operating Investments

		Number of	Average Year	Ownership
Name	Market	Units	Built	Interest
Ballast	AZ / CO / WA	84	1998	95%
Golden Pacific	IN / KS / MO	170	1977	97%
ILE	TX / SE US	482	1991	95%
Indy-Springfield, formerly Peak JV 1	IN / MO	334	1999	100%
Navigator Villas	Pasco, WA	176	2013	90%
Peak JV 2	Various / TX	602	1980	80%
Peak JV 3	Dallas-Fort Worth, TX	169	1960	56%
Savannah-84, formerly Peak JV 4	Savannah, GA	84	2022	100%
Wayford at Concord	Concord, NC	150	2019	83%
Yauger Park Villas	Olympia, WA	80	2010	95%
Total Units		2,331

Depreciation expense was $4.1 million and $3.5 million, and $12.1 million and $9.1 million, for the three and nine months ended September 30, 2023 and 2022, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. Amortization expense related to the in-place leases was zero and $0.1 million, and zero and $2.7 million, for the three and nine months ended September 30, 2023 and 2022, respectively.

Preferred Equity Investments

		Actual /	Actual /	Actual /
		Planned	Estimated	Estimated
		Number of	Initial	Construction
Lease-up Investment Name	Location / Market	Units	Occupancy	Completion
The Cottages at Warner Robins	Warner Robins, GA	251	1Q 2023	2Q 2023
The Woods at Forest Hill	Forest Hill, TX	76	4Q 2022	3Q 2023
Willow Park	Willow Park, TX	46	2Q 2022	3Q 2023
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	2Q 2023	4Q 2023
The Cottages of Port St. Lucie	Port St. Lucie, FL	286	2Q 2023	1Q 2024
Wayford at Innovation Park	Charlotte, NC	210	3Q 2023	3Q 2024
Total Lease-up Units		1,163

Operating Investment Name		Number of Units
Peak Housing (1)	IN / MO / TX	502
Total Operating Units		502
Total Units		1,665
(1)	Peak Housing is a stabilized operating portfolio and the number of units shown represents those collateralizing the Company’s preferred equity investment in the Peak REIT OP as of September 30, 2023 (refer to Note 8 for further information). Unit count excludes units presented in the consolidated operating investments table above.

Note 6 – Acquisition of Real Estate and Additional Interests

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

Acquisition of Additional Interests in Investments

During the nine months ended September 30, 2023, the Company acquired the noncontrolling partner’s interest in the following consolidated operating investments ($ in thousands):

			Previous	New
			Ownership	Ownership
Property	Date	Amount	Interest	Interest
Savannah-84	January 6, 2023	$939	80%	100%
Indy-Springfield, formerly Peak JV 1	March 8, 2023	4,110	60%	100%

Note 7 – Notes and Interest Receivable

At September 30, 2023 and December 31, 2022, the Company held no loan investments and there were no outstanding interest receivable amounts due to the Company.

Allowance for Credit Losses

The provision for and recovery of credit losses of the Company’s loan investments during the year ended December 31, 2022 is summarized in the table below (amounts in thousands). The Company had no provision for or recovery of credit losses on loan investments at September 30, 2023.

December 31,
2022
Beginning balance, net as of January 1, 2022	$59
Recovery of credit losses on pool of assets (1)	(59)
Allowance for credit losses, end of period	$—
(1)	Under CECL, a provision for credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The recovery of credit losses during the year ended December 31, 2022 was a result of the sale of The Hartley at Blue Hill.

The following table is a summary of the interest income from loan investments for the three and nine months ended September 30, 2022 (amounts in thousands). The Company did not record any interest income from loan investments during the three and nine months ended September 30, 2023 as it held no loan investments during this period.

	Three Months Ended	Nine Months Ended
Property	September 30, 2022	September 30, 2022
The Hartley at Blue Hill (1)	$—	$784
Weatherford 185 (2)	69	501
Total	$69	$1,285
(1)	In the first quarter 2022, The Hartley at Blue Hill property was sold and the mezzanine loan provided by the Company was paid off in full. The Hartley at Blue Hill senior loan provided by the Company was paid off in full in the second quarter 2022.
(2)	On July 22, 2022, the Weatherford 185 mezzanine loan provided by the Company was paid off in full.

Note 8 – Preferred Equity Investments in Unconsolidated Real Estate Joint Ventures

The carrying amount of the Company’s preferred equity investments in unconsolidated real estate joint ventures as of September 30, 2023 and December 31, 2022 is summarized in the table below (amounts in thousands):

	September 30,	December 31,
Property	2023	2022
Peak Housing	$11,824	$20,318
The Cottages at Myrtle Beach	17,913	17,913
The Cottages at Warner Robins	13,250	13,250
The Cottages of Port St. Lucie	18,785	18,785
The Woods at Forest Hill	5,541	3,300
Wayford at Innovation Park	13,400	10,205
Willow Park	4,631	2,540
Total	$85,344	$86,311
Allowance for credit losses	(85)	(22)
Total, net	$85,259	$86,289

Allowance for Credit Losses

The provision for and recovery of credit losses of the Company’s preferred equity investments at September 30, 2023 and December 31, 2022 are summarized in the table below (amounts in thousands):

	September 30,	December 31,
	2023	2022
Beginning balances, net as of January 1, 2023 and 2022, respectively	$22	$73
Provision for (recovery of) credit losses on pool of assets, net (1)	63	(51)
Allowance for credit losses, net, end of period	$85	$22

Recovery of credit loss – Alexan Southside Place (2)	$—	$(292)
(1)	Under CECL, a provision for credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The provision for credit losses during the nine months ended September 30, 2023 was primarily attributable to an increase in the trailing twelve-month historical default rate.
(2)	In 2021, Alexan Southside Place, the property underlying the Company’s preferred equity investment, was sold. In 2022, the Company recognized a partial recovery of a previously recorded credit loss on Alexan Southside Place.

As of September 30, 2023, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding preferred equity investments in seven joint ventures which are classified as held to maturity debt securities as the Company has the intention and ability to hold the investments to maturity. The Company earns a fixed return on these investments, which is included within preferred returns on unconsolidated real estate joint ventures in its combined consolidated statements of operations. Each joint venture’s purpose is to develop or operate a portfolio of residential units.

The preferred returns on the Company’s unconsolidated real estate joint ventures for the three and nine months ended September 30, 2023 and 2022 are summarized below (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Property	2023	2022	2023	2022
Peak Housing	$303	$476	$1,087	$1,412
The Cottages at Myrtle Beach	664	664	1,970	1,624
The Cottages at Warner Robins	491	448	1,457	660
The Cottages of Port St. Lucie	696	682	2,066	1,490
The Woods at Forest Hill	201	107	464	173
Wayford at Innovation Park	428	152	1,191	192
Willow Park	176	84	414	250
Total preferred returns on unconsolidated joint ventures (1)	$2,959	$2,613	$8,649	$5,801
(1)	Total includes both current and accrued preferred return amounts. The accrued portion of the total preferred returns was $2.7 million and $2.1 million, and $7.6 million and $4.4 million, for the three and nine months ended September 30, 2023 and 2022, respectively.

The occupancy percentages of the Company’s unconsolidated real estate joint ventures at September 30, 2023 and December 31, 2022 are as follows:

Property	September 30, 2023	December 31, 2022
Peak Housing (1)	90.0%	95.4%
The Cottages at Myrtle Beach (2)	24.8%	—
The Cottages at Warner Robins (2)	91.6%	—
The Cottages of Port St. Lucie (2)	15.4%	—
The Woods at Forest Hill (3)	42.1%	1.3%
Wayford at Innovation Park (4)	2.9%	—
Willow Park (3)	50.0%	30.4%
(1)	Percent occupied for Peak Housing at September 30, 2023 excludes 41 down/renovation units.
(2)	The Cottages investments commenced lease-up in 2023 as follows: at Myrtle Beach in April, at Warner Robins in February, and of Port St. Lucie in June.
(3)	The Woods at Forest Hill and Willow Park commenced lease-up in October 2022 and late June 2022, respectively.
(4)	Wayford at Innovation Park commenced lease-up in August 2023.

Peak Housing Interests and Financing

The Company, along with the operating partnership of Peak Housing REIT (the "Peak REIT OP"), holds a common equity interest in Peak JV 3. In addition to its common equity interest, the Company, through a wholly-owned lender-entity, provided a $20.0 million mezzanine loan to the Peak JV 3 portfolio owner. The entity through which the Company provided the loan (the lender-entity) and the entity to which the loan was provided (the property owner) consolidate into the Company's financial statements. As such, the loan receivable balance and the loan payable balance, and the loan interest income and loan interest expense attributable to the Company, are eliminated through consolidation on the combined consolidated balance sheets and statements of operations, respectively. The Company (as lender entity) recognizes Peak REIT OP's portion of interest expense on the loan as income and this amount is reflected in net income (loss) attributable to common stockholders in the Company's combined consolidated statements of operations. The mezzanine loan matures on December 31, 2023, contains two six-month extension options, subject to certain conditions, and can be prepaid without penalty. During 2023, proceeds from the sales of 18 units in the Peak JV 3 portfolio (refer to Note 4 for further information) have been used to reduce the outstanding balance of the mezzanine loan provided by the Company to $17.9 million as of September 30, 2023.

On March 3, 2023, the Company’s agreement with Peak REIT OP regarding its total preferred equity investment in Peak Housing was amended. Previously, the Company earned a 7.0% current return and a 3.0% accrued return, for a total preferred return of 10.0% per annum, on $16.0 million of its investment. On the Company’s remaining $4.3 million investment, it earned a 4.0% current return and a 4.0% accrued return, for a total preferred return of 8.0% per annum. On the Company’s total $20.3 million investment, it earned a total weighted average preferred return of 9.6% per annum. As part of the amendment, the Company’s two tranches of preferred equity investments were combined into one $20.3 million preferred equity investment earning a 6.4% current return and a 3.2% accrued return, for a total preferred return of 9.6% per annum. In addition, the amendment increased the collateral underlying the Company’s preferred equity investment from 474 units to 648 units, and the net assets of the Peak REIT OP were included as additional collateral. Peak REIT OP may sell the units collateralizing the Company’s preferred equity investment, though Peak REIT OP is required to distribute any net sale proceeds to the Company, after consideration for partnership operating expenses and reserve requirements, until the Company’s full preferred equity investment has been repaid in full, subject to certain rate of return requirements and including any accrued but unpaid preferred returns.

During 2023, the Company’s preferred equity investment in the Peak REIT OP was partially redeemed in the aggregate amount of $9.3 million, which included principal investment of $8.5 million and accrued preferred return of $0.8 million. The Company's partial redemption of its preferred equity investment was a result of the sale by Peak REIT OP of 146 of the 648 units that collateralized the Company's investment. As of September 30, 2023, the Company’s remaining preferred equity investment in the Peak REIT OP was $11.8 million, with a remaining 502 units as collateral underlying the Company's investment.

The Woods at Forest Hill Interests

The Company is party to a joint venture agreement with the Peak REIT OP (the “Woods JV”) to develop approximately 76 build-for-rent, single-family residential units in Forest Hill, Texas. The Company made an original commitment to invest $3.3 million of preferred equity interests in the Woods JV. On March 17, 2023, the Company increased its commitment in the Woods JV by $2.3 million, for a total preferred equity investment commitment of $5.6 million, of which nearly all had been funded as of September 30, 2023. The Company earns a 13.0% per annum accrued return on its original preferred equity investment of $3.3 million. On its additional preferred equity investment commitment of $2.3 million, the Company earns an accrued return on its outstanding capital contributions at a rate of 15.0% per annum compounded monthly, subject to a minimum multiple.

Willow Park Interests

The Company is party to a joint venture agreement with the Peak REIT OP (the “Willow Park JV”) to develop approximately 46 build-for-rent, single-family residential units in Willow Park, Texas. The Company made an original commitment to invest $2.5 million of preferred equity interests in the Willow Park JV. On February 28, 2023, the Company increased its commitment in the Willow Park JV by $2.1 million, for a total preferred equity investment commitment of $4.6 million, of which nearly all had been funded as of September 30, 2023. The Company earns a 13.0% per annum accrued return on its original preferred equity investment of $2.5 million. On its additional preferred equity investment commitment of $2.1 million, the Company earns an accrued return on its outstanding capital contributions at a rate of 15.0% per annum compounded monthly, subject to a minimum multiple.

Note 9— Revolving Credit Facilities

The outstanding balances on the revolving credit facilities as of September 30, 2023 and December 31, 2022 are as follows (amounts in thousands):

Revolving Credit Facilities	September 30, 2023	December 31, 2022
DB Credit Facility	$50,000	$35,000
ILE Sunflower Credit Facility	20,000	20,000
Total	$70,000	$55,000

Deutsche Bank Credit Facility (“DB Credit Facility”)

On April 6, 2022, certain of the Company’s subsidiaries entered into a credit facility (the “DB Credit Facility”) with Deutsche Bank Securities Inc. (“Deutsche Bank”), as sole lead arranger, Deutsche Bank AG, New York Branch, as administrative agent, the financial institutions party thereto as lenders and Computershare Trust Company, N.A., as paying agent and calculation agent, and the Company as a guarantor. The DB Credit Facility provides for a revolving loan with a maximum commitment amount of $150 million. Borrowings under the DB Credit Facility are limited to financings related to the acquisition, renovation, rehabilitation, maintenance and leasing of single-family residential units initially only in the Peak JV 2 portfolio, though in the second quarter 2023, the DB Credit Facility was amended such that borrowings can also be applied to units in the Indy-Springfield (formerly Peak JV 1) and Savannah-84 (formerly Peak JV 4) portfolios. During the initial term of the DB Credit Facility, borrowings bear interest on the amount drawn at Term SOFR plus 2.80%, and borrowings can be prepaid without premium or penalty. The interest rate on outstanding borrowings was 8.13% at September 30, 2023. The DB Credit Facility matures on April 6, 2024 and contains two (2) one-year extension options, subject to certain conditions. The DB Credit Facility contains certain financial and operating covenants, including maximum leverage ratio, minimum debt yield and minimum debt service coverage ratio. At September 30, 2023, the DB Credit Facility was drawn at $50 million and the Company was in compliance with all covenants under the DB Credit Facility. The availability of borrowings under the DB Credit Facility at September 30, 2023 was approximately $10 million and is based on the collateral and compliance with various ratios related to those assets.

ILE Sunflower Credit Facility

On December 27, 2021, the Company’s unaffiliated joint venture partner, ILE, entered into a credit facility with Sunflower Bank, N.A. (the “ILE Sunflower Credit Facility”). The ILE Sunflower Credit Facility provides for a revolving loan with an initial commitment amount of $20 million, which commitment contains an accordion feature to a maximum total commitment of up to $50 million. The ILE Sunflower Credit Facility, along with four other separate non-revolving credit facilities (refer to Note 10 for further information), is used in the financing of acquisitions of single-family residential units. Borrowings under the ILE Sunflower Credit Facility bear interest at LIBOR plus 3.0%, subject to a rate floor, and can be prepaid without penalty or premium. The interest rate on outstanding borrowings was 8.43% at September 30, 2023. The ILE Sunflower Credit Facility matures on December 27, 2024 and contains certain financial and operating covenants, including a minimum fixed charge coverage ratio. At September 30, 2023, ILE was in compliance with all covenants under the ILE Sunflower Credit Facility and the initial commitment was fully drawn at $20 million. A principal of ILE has guaranteed the obligations under the ILE Sunflower Credit Facility and the Company and ILE have pledged certain assets as collateral.

Note 10 – Mortgages Payable

The following table summarizes certain information as of September 30, 2023 and December 31, 2022 with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of September 30, 2023
	September 30,	December 31,		Interest-only
Property	2023	2022	Interest Rate	through date	Maturity Date

Fixed Rate:
ILE (1)	$25,327	$25,976	3.69%	(2)	(1)
ILE (3)	4,593	—	6.00%	(2)	August 9, 2028
Navigator Villas (4)	19,788	20,039	4.57%	(2)	June 1, 2028
Yauger Park Villas (5)	14,426	14,643	4.86%	(2)	April 1, 2026
Total Fixed Rate	$64,134	$60,658

Floating Rate:
ILE (3)	$—	$4,600
Wayford at Concord (6)	32,973	32,973	4.73%	May 2027	May 1, 2029
Total Floating Rate	$32,973	$37,573
Total	$97,107	$98,231
Fair value adjustments	996	1,235
Deferred financing costs, net	(1,028)	(1,275)
Total mortgages payable	$97,075	$98,191
(1)	ILE’s fixed rate debt represents the aggregate debt outstanding across two separate credit agreements. Of the $25.3 million balance, $6.5 million held through one credit agreement has a fixed rate of 3.50%, while the remaining $18.8 million held through the second credit agreement has a fixed rate of 3.75%. Both credit agreements mature in 2026.
(2)	The loan requires monthly payments of principal and interest.
(3)	During the second quarter 2023, one ILE credit agreement was amended to reduce and temporarily convert its interest rate from floating to fixed rate through August 1, 2023, upon which such date an interest rate swap became effective, converting the credit agreement to a fixed rate of 6.00%.
(4)	The principal balance includes a $14.3 million senior loan at a fixed rate of 4.31% and a $5.5 million supplemental loan at a fixed rate of 5.23%.
(5)	The principal balance includes a $10.0 million senior loan at a fixed rate of 4.81% and a $4.4 million supplemental loan at a fixed rate of 4.96%.
(6)	The Wayford at Concord loan bears interest at the 30-day average SOFR plus 2.23%. In September 2023, the 30-day average SOFR in effect was 5.31%. SOFR rate is subject to a 2.50% rate cap through April 2025. Please refer to Note 12 for further information.

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

Loss on Extinguishment of Debt and Debt Modification Costs

Upon repayment of or in conjunction with a material change (i.e., a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes-off any unamortized deferred financing costs and fair market value adjustments related to the original debt that was extinguished. Prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized are also included within loss on extinguishment of debt and debt modification costs on the combined consolidated statements of operations. Loss on extinguishment of debt and debt modification costs were zero for the three and nine months ended September 30, 2023 and 2022.

Debt maturities

As of September 30, 2023, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2023 (October 1–December 31)	$402
2024	1,639
2025	1,717
2026	37,471
2027	866
Thereafter	55,012
$97,107
Add: Unamortized fair value debt adjustment	996
Subtract: Deferred financing costs, net	(1,028)
Total	$97,075

The net book value of real estate assets providing collateral for these above borrowings, including the revolving credit facilities (refer to Note 9 for further information), was $368.5 million as of September 30, 2023.

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

●      Level 1:Quoted prices for identical instruments in active markets

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

Fair Value of Financial Instruments

As of September 30, 2023 and December 31, 2022, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due to affiliates, accounts payable, other accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities.

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

Fair Value of Debt

As of September 30, 2023 and December 31, 2022, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $91.9 million and $93.7 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $98.1 million and $99.5 million, respectively. The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs of the fair value hierarchy) for similar types of borrowing arrangements.

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

As of September 30, 2023, the Company had interest rate caps and swaps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying interest rate for $94.0 million of the Company’s debt.

The table below presents the classification and fair value of the Company’s derivative financial instruments on the combined consolidated balance sheets as of September 30, 2023 and December 31, 2022 (amounts in thousands):

Derivatives not designated as hedging		Fair Values of Derivative Instruments
instruments under ASC 815-20	Balance Sheet Location	September 30, 2023	December 31, 2022
Interest rate caps	Accounts receivable, prepaids and other assets	$3,225	$4,702
Interest rate swaps	Accounts receivable, prepaids and other assets	788	647

The table below presents the classification and effect of the Company’s derivative financial instruments on the combined consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands):

		The Effect of Derivative Instruments on the
		Statements of Operations
Derivatives not designated as hedging	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
instruments under ASC 815-20	Recognized in Income	2023	2022	2023	2022
Interest rate caps	Interest Expense	$(792)	$1,903	$(1,477)	$2,070
Interest rate swaps	Interest Expense	94	688	141	688

Note 13 – Related Party Transactions

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

For the three and nine months ended September 30, 2023, the Company recorded base management fees of $2.0 million and $5.9 million, respectively, and expense reimbursements of $0.5 million and $1.4 million, respectively. The expense reimbursements were recorded as part of general and administrative expenses in the Company’s consolidated statement of operations. There has been no incentive fee expense incurred during the nine months ended September 30, 2023.

The table below presents the related party amounts payable to the Manager as of September 30, 2023 and December 31, 2022 pursuant to the terms of the Management Agreement (amounts in thousands). The Company records these payables in due to affiliates in its combined consolidated balance sheets.

Amounts payable to the Manager under the Management Agreement	September 30, 2023	December 31, 2022
Base management fee	$1,993	$1,787
Operating and direct expense reimbursements	490	424
Offering expense reimbursements	92	—
Total amounts payable to the Manager	$2,575	$2,211

As of September 30, 2023 and December 31, 2022, the Company had no receivables due from any related parties.

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Company’s Series A Preferred Stock (refer to Note 14 for further information), the Company engaged a related party as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company. For the nine months ended September 30, 2023, the Company has incurred $0.3 million in selling commissions and discounts and $0.1 million in dealer manager fees and discounts related to its offering of Series A Preferred Stock. In addition, the Manager was, or shall be, reimbursed for offering costs of $0.1 million in conjunction with the offering of Series A Preferred Stock during the nine months ended September 30, 2023. The selling commissions, dealer manager fees, discounts and reimbursements for offering costs were recorded as a reduction to the proceeds of the offering.

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

Pursuant to the terms of the ASA, operating expenses were (i) paid by BREH on behalf of Bluerock Residential, and (ii) paid by Bluerock Residential on behalf of BREH. Pursuant to the terms of the CSA, costs with respect to the NY Lease were paid by BREH on behalf of Bluerock Residential. Recorded as part of general and administrative expenses in the Company’s combined consolidated statements of operations, operating expenses paid by BREH on behalf of Bluerock Residential of $0.2 million and $0.6 million were expensed during the three and nine months ended September 30, 2022, respectively. Additionally, Bluerock Residential paid operating expenses on behalf of BREH of $0.2 million and $0.7 million during the three and nine months ended September 30, 2022, respectively. These prior period amounts were allocated to the Company by applying an allocation percentage, which was determined by taking the number of units carved out of the Bluerock Residential portfolio divided by Bluerock Residential’s total portfolio unit count, to the total operating expenses paid on behalf of or by Bluerock Residential. Prior period operating expense amounts recognized by the Company are not representative of the amounts that would have been reflected in the financial statements had the Company operated independently of Bluerock Residential.

Both the ASA and CSA were terminated in connection with the completion of the spin-off transaction on October 6, 2022.

Note 14 – Stockholders’ Equity and Redeemable Preferred Stock

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

Net (Loss) Income Per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income attributable to common stockholders, less dividends on restricted stock, LTIP Units and C-LTIP Units expected to vest, by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per common share is computed by dividing net (loss) income attributable to common stockholders by the sum of the weighted average number of common shares outstanding and any potential dilutive shares for the period. Net (loss) income attributable to common stockholders is computed by adjusting net (loss) income for the non-forfeitable dividends paid on non-vested restricted stock, LTIP Units and C-LTIP Units.

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

The following table reconciles the components of basic and diluted net (loss) income per common share for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(Loss) income from continuing operations (1)	$(3,630)	$265	$(10,087)	$(3,124)
Net (loss) income from continuing operations attributable to noncontrolling interests	(2,562)	84	(7,144)	(3,034)
(Loss) income from continuing operations attributable to BHM	$(1,068)	$181	$(2,943)	$(90)
Income from discontinued operations	—	311	—	311
Net income from discontinued operations attributable to noncontrolling interests	—	205	—	211
Income from discontinued operations attributable to BHM	—	106	—	100
Net (loss) income attributable to common stockholders	$(1,068)	$287	$(2,943)	$10

Weighted average common shares outstanding (2)	3,845,926	3,843,502	3,844,488	3,843,502
Potential dilutive shares (3)	—	—	—	—
Weighted average common shares outstanding and potential dilutive shares (2)	3,845,926	3,843,502	3,844,488	3,843,502

Net (loss) income per common share, basic
Continuing operations	$(0.28)	$0.05	$(0.77)	$(0.02)
Discontinued operations	—	0.03	—	0.02
	$(0.28)	$0.08	$(0.77)	$0.00

Net (loss) income per common share, diluted
Continuing operations	$(0.28)	$0.05	$(0.77)	$(0.02)
Discontinued operations	—	0.03	—	0.02
	$(0.28)	$0.08	$(0.77)	$0.00
(1)	Loss from continuing operations for both the three and nine months ended September 30, 2023 includes $(12) of preferred stock dividend expense.
(2)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.
(3)

For the three and nine months ended September 30, 2023, potential vesting of restricted Class A common stock of zero shares and 3,702 shares, respectively, are excluded from the diluted shares calculation as the effect is antidilutive.

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

Series A Redeemable Preferred Stock

On June 28, 2023, the SEC declared effective the Company’s registration statement on Form S-11 (File No. 333-269415) (the “2023 Registration Statement”). On June 30, 2023, the Company filed a prospectus supplement to the 2023 Registration Statement offering a maximum of 20,000,000 shares of 6.0% Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) at $25.00 per share (the “Stated Value”), for a maximum offering amount of $500,000,000 in Series A Preferred Stock (the “Series A Preferred Offering”), and on August 11, 2023, the Company made the initial issuances of Series A Preferred Stock pursuant to the Series A Preferred Offering.

The Series A Preferred Stock ranks senior to all classes of the Company’s common stock. The Series A Preferred Stock is entitled, when and as authorized by the Board and declared by the Company out of legally available funds, to priority cumulative dividends at an annual rate of 6.0% of the Stated Value to be paid monthly, in arrears. Holders may, at their option, elect to have the Company redeem their shares through the first year from issuance subject to a 12% redemption fee. After year one, the redemption fee decreases to 9%, after year two it decreases to 6%, after year three it decreases to 3%, and after year four there is no redemption fee. Any redeemed shares are entitled to any accrued but unpaid dividends at the time of the redemption, payable by the Company, at its option, in either cash or in equal value of shares of its Class A common stock. The Company has the right to redeem the Series A Preferred Stock beginning two years from the original issuance for the Stated Value, plus any accrued and unpaid dividends, in either cash or in equal value of shares of its Class A common stock, at the Company's option, with the number of shares of Class A common stock issued for redemption (if any) based on the closing price per share of the Class A common stock for the single trading day prior to the date of redemption.

As of September 30, 2023, the Company had issued 152,222 shares of Series A Preferred Stock pursuant to the Series A Preferred Offering with net proceeds of approximately $3.4 million after commissions, dealer manager fees and discounts of approximately $0.4 million. The Company did not redeem any shares of Series A Preferred Stock during the nine months ended September 30, 2023.

Operating Partnership and Long-Term Incentive Plan Units

As of September 30, 2023, limited partners other than the Company owned approximately 68.27% of the common units of the Operating Partnership (7,368,303 OP Units, or 60.30%, is held by OP Unit holders, and 973,463 LTIP Units, or 7.97%, is held by LTIP Unit holders, including 4.48% which are not vested as of September 30, 2023). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash. LTIP Units and C-LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock or, at the Company’s election, cash.

The Company granted C-LTIP Units to the Manager pursuant to the Management Agreement in payment of (i) the base management fee and (ii) the operating expense reimbursement as follows: (a) 85,750 and 17,462 C-LTIP Units, respectively, granted on February 22, 2023 for the fourth quarter 2022, (b) 114,391 and 20,531 C-LTIP Units, respectively, granted on May 17, 2023 for the first quarter 2023, and (c) 125,491 and 24,753 C-LTIP Units, respectively, granted on August 15, 2023 for the second quarter 2023. Such C-LTIP Units were fully vested upon issuance.

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

The Company recognizes compensation expense ratably over the vesting period for time-based LTIP Units based on the fair value at the date of grant. During the three and nine months ended September 30, 2023, the Company recognized compensation expense for such LTIP Units of approximately $0.7 million and $1.7 million, respectively. Such expense was recorded as part of general and administrative expenses in the Company’s consolidated statements of operations. As of September 30, 2023, there was $9.6 million of total unrecognized compensation expense related to unvested LTIP Units granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 3.7 years.

Restricted Stock Grants

On May 25, 2023, the Company granted 31,260 shares of Class A common stock as restricted stock grants (“RSGs”), pursuant to the BHM Incentive Plans, to the Manager as an annual incentive grant for the year ended December 31, 2022. Such RSGs will vest in equal installments on an annual basis over a three-year period from April 1, 2023.

During the three and nine months ended September 30, 2023, the Company recognized compensation expense for such RSGs of approximately $0.05 million and $0.06 million, respectively. Such expense was recorded as part of general and administrative expenses in the Company’s consolidated statements of operations. As of September 30, 2023, there was $0.5 million of total unrecognized compensation expense related to the unvested RSGs granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 2.5 years.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Paid / Payable Date
Series A Preferred Stock (1)
September 11, 2023	August 25, 2023	$0.125	October 5, 2023
September 11, 2023	September 25, 2023	$0.125	October 5, 2023
(1)	Holders of record of newly issued Series A Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series A Preferred Stock was outstanding.

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate. Holders of restricted stock, OP Units, LTIP Units and C-LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

Distributions declared and paid for the nine months ended September 30, 2023 were as follows (amounts in thousands):

	Distributions
2023	Declared	Paid
Series A Preferred Stock	$12	$—
Total	$12	$—

Note 15 – Commitments and Contingencies

The aggregate amount of the Company’s contractual commitments to fund future cash obligations in certain of its preferred equity and joint venture investments was $0.2 million and $3.4 million as of September 30, 2023 and December 31, 2022, respectively.

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Note 16 – Subsequent Events

Declaration of Dividends

Declaration Date	Payable to stockholders of record as of	Amount	Paid / Payable Date
Series A Preferred Stock (1)
October 13, 2023	October 25, 2023	$0.125	November 3, 2023
October 13, 2023	November 24, 2023	$0.125	December 5, 2023
October 13, 2023	December 22, 2023	$0.125	January 5, 2024
Series A Preferred Stock Special Dividend
November 7, 2023	Each day of November 1 - 30, 2023	(2)	December 5, 2023
November 7, 2023	Each day of December 1 - 31, 2023	(2)	January 5, 2024
(1)	Holders of record of newly issued Series A Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series A Preferred Stock was outstanding.
(2)	Holders of record of Series A Preferred Stock shares as of the close of business on each day of the applicable month are entitled to additional contingent special daily dividends for each such day, to be aggregated and payable (if at all) on the payable date, in each case equal to the amount (if any) by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average 10-year Daily Treasury Par Yield Curve Rate for the period from the 26th of the prior month to the 25th of the applicable month (as reported by the United States Department of the Treasury), plus (II) two percent (2.0)%, divided by (b) twelve (12), divided further by (c) the actual number of days in the applicable month, exceeds (ii) the quotient of (a) $0.125 divided by (b) the actual number of days in the applicable month.

Distributions Paid

The following distributions were declared and/or paid to the Company's stockholders subsequent to September 30, 2023 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distributions per Share	Total Distribution
Series A Preferred Stock	September 11, 2023	August 25, 2023	October 5, 2023	$0.125	$2
Series A Preferred Stock	September 11, 2023	September 25, 2023	October 5, 2023	0.125	10

Series A Preferred Stock	October 13, 2023	October 25, 2023	November 3, 2023	0.125	22
Total					$34

Sale of Willow Park Interests

On October 26, 2023, Willow Park, the underlying asset of an unconsolidated joint venture located in Willow Park, Texas, was sold. Upon the sale, the Company’s preferred equity investment was redeemed for $4.1 million, which included $2.9 million of its total principal investment and $1.2 million of accrued preferred return. The accrued preferred return was earned by the Company on its total principal investment and based on rates and terms agreed upon for its original and additional principal investments (refer to Note 8 for further information). The remaining $1.7 million of the Company’s principal investment is collateralized by The Woods at Forest Hill and Peak REIT OP.

Willow Park Loan Financing

On October 26, 2023, the Company provided a $9.4 million senior mortgage loan (the “Willow Loan”) to the new owner of Willow Park, an unaffiliated third party. The Willow Loan bears interest at a fixed rate of 5.08% per annum during the initial term with regular monthly payments that are interest-only. The Willow Loan matures on October 28, 2024, contains two six-month extension options subject to certain conditions, and can be prepaid in part, subject to a minimum payment, or in whole without penalty.

Incentive Grant Forfeitures and Reissuances

Effective November 2, 2023, for tax efficiency purposes, the Manager forfeited (i) 367,357 unvested LTIP Units granted to the Manager on November 3, 2022 in payment of the initial staking grant pursuant to the BHM Entities Plan, and (ii) (a) 83,995 unvested LTIP Units and (b) 31,260 unvested RSGs that were, in each case, granted to the Manager on May 25, 2023 in payment of the annual equity incentive grant pursuant to the BHM Entities Plan. On November 3, 2023, by mutual agreement of the Manager and the Company, and at the direction of the Manager, the foregoing aggregate numbers of unvested LTIP Units and unvested RSGs were issued directly to and among certain of the BREH Personnel (as defined below), pursuant to the BHM Individuals Plan, as equity compensation for services provided to the Manager in such capacities. These issuances are in satisfaction of the Manager’s obligation to its affiliate, BREH, for compensation-related expenses incurred by BREH in connection with its employment of the Manager’s executive management team and personnel who provide other services to the Manager (collectively, the “BREH Personnel”).

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

Additional factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	The impact of volatility in capital and credit markets, or unfavorable changes in economic conditions, including those caused by inflation and rising interest rates, in the markets in which we operate;
●	The impact of epidemics, pandemics, or other outbreaks of illness, disease or virus (such as the outbreak of novel coronavirus (“COVID-19”) and its variants) and the actions taken by government authorities and other related thereto, including the ability of our company, our properties and our tenants to operate;
●	the factors included in this Quarterly Report on Form 10-Q, including those set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	use of proceeds of our securities offerings;
●	changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;

●	fluctuations and relative increases in interest rates, which could adversely affect our ability to obtain financing on favorable terms or at all;
●	the inability of tenants to pay rent;
●	the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors’ properties based on considerations such as convenience of location, rental rates and safety record;
●	increased operating costs, including increased real property taxes, homeowners association (“HOA”) fees, maintenance, insurance and utilities costs;
●	weather conditions that may increase or decrease energy costs and other weather-related expenses;
●	oversupply of single-family housing or a reduction in demand for real estate in the markets in which our properties are located;
●	costs and time period required to convert acquisitions to rental units;
●	a favorable interest rate environment that may result in a significant number of potential residents of our properties deciding to purchase homes instead of renting;
●	rules, regulations and/or policy initiatives by government and private actors, including HOAs, to discourage or deter the purchase of single-family properties by entities owned or controlled by institutional investors;
●	our ability to lease newly acquired or newly constructed single-family units;
●	changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes;
●	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs;
●	the board of directors’ determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid (if any);
●	our ability to qualify and maintain our qualification as a real estate investment trust ("REIT"); and
●	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes.

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

As of September 30, 2023, we held seventeen real estate investments, consisting of ten consolidated operating investments and seven preferred equity investments. The seventeen investments contain an aggregate of 3,996 residential units, comprised of 2,331 consolidated operating units and 1,665 units held through preferred equity investments. As of September 30, 2023, our consolidated operating investments were approximately 94.4% occupied.

In October 2023, we filed our U.S. federal income tax return for the taxable year ending December 31, 2022 and elected to be treated, and currently qualify, as a REIT for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates and we would not be permitted to qualify as a REIT for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and results of operations. We intend to continue to organize and operate in such a manner as to remain qualified as a REIT.

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

Acquisition of Additional Interests in Investments

During the nine months ended September 30, 2023, we acquired the noncontrolling partner’s interest in the following consolidated operating investments ($ in thousands):

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

During the third quarter 2023, we closed on the sales of eighteen units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sales agreements. The eighteen units were sold for an aggregate of approximately $3.0 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for payments of closing costs and fees of $0.1 million, the sales of the eighteen units generated net proceeds of approximately $2.9 million and no gain on sales.

Preferred Equity Investment Activity

During the nine months ended September 30, 2023, our preferred equity investment activity was as follows: (i) we increased our preferred equity investment commitments in (a) the Willow Park joint venture by $2.1 million, for a total commitment of $4.6 million, and (b) The Woods at Forest Hill joint venture by $2.3 million, for a total commitment of $5.6 million, and (ii) our preferred equity investment in the operating partnership of Peak Housing REIT ( the “Peak REIT OP”) was partially redeemed in the aggregate amount of $9.3 million, which included principal investment of $8.5 million and accrued preferred return of $0.8 million, leaving our remaining preferred equity investment in the Peak REIT OP at $11.8 million as of September 30, 2023. Additionally, we funded an aggregate of approximately $7.5 million of preferred equity investments in The Woods at Forest Hill, Wayford at Innovation Park and Willow Park.

Series A Redeemable Preferred Stock

On June 28, 2023, the SEC declared effective our registration statement on Form S-11 (File No. 333-269415) (the “2023 Registration Statement”). On June 30, 2023, we filed a prospectus supplement to the 2023 Registration Statement offering a maximum of 20,000,000 shares of 6.0% Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) at $25.00 per share, for a maximum offering amount of $500,000,000 in Series A Preferred Stock (the “Series A Preferred Offering”), and on August 11, 2023, we made the initial issuance of Series A Preferred Stock pursuant to the Series A Preferred Offering.

As of September 30, 2023, we had issued 152,222 shares of Series A Preferred Stock pursuant to the Series A Preferred Offering with net proceeds of approximately $3.4 million after commissions, dealer manager fees and discounts of approximately $0.4 million.

Stockholders’ Equity

Our total stockholders’ equity decreased $4.9 million from $160.0 million as of December 31, 2022 to $155.1 million as of September 30, 2023. The decrease in our total stockholders’ equity is primarily attributable to an adjustment of $3.6 million for noncontrolling interest ownership in the Operating Partnership and a net loss of $2.9 million, partially offset by an increase of $1.5 million related to the acquisition of noncontrolling interests.

Results of Operations

The following is a summary of our consolidated operating real estate investments as of September 30, 2023:

Name	Market	Number of Units	Average Year Built	Ownership Interest	Average Rent (1)	% Occupied (2)
Ballast	AZ / CO / WA	84	1998	95%	$2,125	90.5%
Golden Pacific	IN / KS / MO	170	1977	97%	1,703	92.3%
ILE	TX / SE US	482	1991	95%	1,830	95.8%
Indy-Springfield, formerly Peak JV 1	IN / MO	334	1999	100%	1,251	94.4%
Navigator Villas	Pasco, WA	176	2013	90%	1,564	98.9%
Peak JV 2	Various / TX	602	1980	80%	1,285	92.3%
Peak JV 3	Dallas-Fort Worth, TX	169	1960	56%	1,068	96.0%
Savannah-84, formerly Peak JV 4	Savannah, GA	84	2022	100%	1,726	94.0%
Wayford at Concord	Concord, NC	150	2019	83%	2,165	95.3%
Yauger Park Villas	Olympia, WA	80	2010	95%	2,425	96.3%
Total Units / Average		2,331			$1,581	94.4%
(1)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the three months ended September 30, 2023.
(2)	Percent occupied is calculated as (i) the number of units occupied as of September 30, 2023 divided by (ii) total number of units, expressed as a percentage. Percent occupied excludes an aggregate of 84 down/renovation units.

The following is a summary of our consolidated operational results for the three and nine months ended September 30, 2023 and 2022 ($ in thousands, except average rental rates):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Variance		2023	2022	Variance
Rental and other property revenues	$10,183	$8,608	18.3%		$30,591	$23,136	32.2%
Property operating expenses	$5,094	$4,440	14.7%		$14,233	$10,994	29.5%
Net operating income	$5,089	$4,168	22.1%		$16,358	$12,142	34.7%
Average occupancy percentage (1)	94.1%	91.5%	260	bps	94.2%	92.0%	220	bps
Average rental rate (2)	$1,581	$1,483	6.6%		$1,560	$1,415	10.2%
(1)	Represents the average of the ending occupancy as of the last day of each month in the period presented.
(2)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the period presented.

The following is a summary of our preferred equity investments as of September 30, 2023:

			Total Actual/		Actual/	Actual/	Actual/
		Actual/	Estimated		Estimated	Estimated	Estimated	Estimated
		Planned	Construction	Cost to Date	Construction	Initial	Construction	Average
Lease-up Investment Name	Location / Market	Number of Units	Cost (in millions)	(in millions)	Cost Per Unit	Occupancy	Completion	Rent (1)
The Cottages at Warner Robins	Warner Robins, GA	251	$53.1	$53.0	$211,554	1Q 2023	2Q 2023	$1,346
The Woods at Forest Hill	Forest Hill, TX	76	17.1	17.1	225,000	4Q 2022	3Q 2023	1,625
Willow Park	Willow Park, TX	46	16.5	16.1	358,696	2Q 2022	3Q 2023	2,362
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	63.2	57.9	214,966	2Q 2023	4Q 2023	1,743
The Cottages of Port St. Lucie	Port St. Lucie, FL	286	69.6	61.4	243,357	2Q 2023	1Q 2024	2,133
Wayford at Innovation Park	Charlotte, NC	210	62.0	31.2	295,238	3Q 2023	3Q 2024	1,994
Total Lease-up Units		1,163

								Average
Operating Investment Name		Number of Units						Rent (1)
Peak Housing (2)	IN / MO / TX	502						$1,026
Total Operating Units		502
Total Units / Average		1,665						$1,592
(1)	For lease-up investments, represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization. For operating investments, represents the average effective monthly rent per occupied unit for the three months ended September 30, 2023.
(2)	Peak Housing is a stabilized operating portfolio and the number of units shown represents those collateralizing our preferred equity investment in the Peak REIT OP as of September 30, 2023 (refer to Note 8 of our combined consolidated financial statements for further information). Unit count excludes units presented in the consolidated operating investments table above.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenue

Rental and other property revenues increased $1.6 million, or 18%, to $10.2 million for the three months ended September 30, 2023 as compared to $8.6 million for the same prior year period. The increase was primarily due to unit count growth of 137 units, net of 27 units sold, in our portfolio since July 1, 2022 and operational improvements from our active management and organic market rent growth.

Our average rent per occupied unit increased $98, or 6.6%, to $1,581 as compared to $1,483 during the prior year period. Average occupancy increased 260 basis points from 91.5% to 94.1% on a year over year basis. The improvement was partially driven by: (i) stabilization of units under renovation within our value-enhancement strategy, and (ii) stabilization of units that are sometimes purchased from owner occupants which can create modest frictional vacancy for a brief period of time after acquisition.

Interest income from loan investments decreased $0.1 million, or 100%, to zero for the three months ended September 30, 2023 as compared to $0.1 million for the same prior year period due to the payoff of one loan since September 30, 2022. We did not have any loan investments during the three months ended September 30, 2023.

Expenses

Property operating expenses increased $0.7 million, or 15%, to $5.1 million for the three months ended September 30, 2023 as compared to $4.4 million for the same prior year period. The increase was primarily due to the acquisition of units since July 1, 2022 and additional repairs and maintenance as part of our lease up stabilization strategy. Property operating expenses consist of controllable (payroll, repairs and maintenance, turnover, administrative, advertising, and utilities) and non-controllable (real estate taxes and insurance) expenses. Controllable expenses were $2.6 million and $2.3 million, and non-controllable expenses were $2.5 million and $2.1 million, for the three months ended September 30, 2023 and 2022, respectively.

Property management and asset management fee expenses were $1.1 million for the three months ended September 30, 2023, consistent with the prior year period. Property management fees are based on a stated percentage of property revenues and asset management fees are based on a stated percentage of capital contributions or assets under management, where applicable. Although revenues increased 18% compared to the prior year period, the negotiation of management fees with two property managers in 2023 resulted in property management fees remaining consistent with the prior year period.

General and administrative expenses amounted to $1.7 million for the three months ended September 30, 2023 as compared to $1.8 million for the same prior year period. Amounts recognized during the three months ended September 30, 2023 represent our operations as a standalone company. For the period ended and prior to October 6, 2022, allocations of certain general, administrative, sales and marketing expenses were allocated to us from Bluerock Residential based on relative unit count. As such, expense amounts recognized during the three months ended September 30, 2022 are not representative of the amounts that would have been reflected in the financial statements had we operated independently of Bluerock Residential.

Management fees to related party amounted to $2.0 million for the three months ended September 30, 2023. Commencing on October 6, 2022, we are externally managed and advised by our Manager pursuant to a Management Agreement. There was no management fee expense prior to October 6, 2022.

Acquisition and other transaction costs amounted to $0.01 million for the three months ended September 30, 2023 as compared to $0.03 million for the same prior year period. Acquisition costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Depreciation and amortization expenses were $4.1 million for the three months ended September 30, 2023 as compared to $3.6 million for the same prior year period, with the increase primarily attributable to the acquisition of units since July 1, 2022.

Other Income and Expense

Other income and expense amounted to income of $0.2 million for the three months ended September 30, 2023 compared to income of $2.6 million for the same prior year period. This was due to a $2.5 million net increase in interest expense attributable to a $3.2 million decrease in the fair value of interest rate caps and swaps, a $0.2 million increase in interest expense attributable to an increase in the outstanding debt to $167.1 million at September 30, 2023 as compared to $153.6 million at September 30, 2022, partially offset by a $0.9 million increase in interest income from our short-term investments. In addition, there was a $0.2 million increase in property casualty losses. The $2.7 million increase in net interest expense and property casualty losses was partially offset by an increase in preferred returns on unconsolidated real estate joint ventures of $0.3 million as funding to our preferred equity investments increased to $85.3 million at September 30, 2023 as compared to $83.0 million at September 30, 2022. In addition, 18 units were sold during the quarter at net book value with no gain on sales.

Discontinued Operations

Income from discontinued operations amounted to income of zero for the three months ended September 30, 2023 as compared to income of $0.3 million for the same prior year period due to trailing sales activity of multifamily investments in 2021.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenue

Rental and other property revenues increased $7.5 million, or 32%, to $30.6 million for the nine months ended September 30, 2023 as compared to $23.1 million for the same prior year period. The increase was primarily due to unit count growth of 542 units, net of 27 units sold, in our portfolio since January 1, 2022 and operational improvements from our active management and organic market rent growth.

Our average rent per occupied unit increased $145, or 10.2%, to $1,560 as compared to $1,415 during the prior year period. Average occupancy increased 220 basis points from 92.0% to 94.2% on a year over year basis. The improvement was partially driven by: (i) stabilization of units under renovation within our value-enhancement strategy, and (ii) stabilization of units that are sometimes purchased from owner occupants which can create modest frictional vacancy for a brief period of time after acquisition.

Interest income from loan investments decreased $1.3 million, or 100%, to zero for the nine months ended September 30, 2023 as compared to $1.3 million for the same prior year period due to the payoff of two loans in 2022. We did not have any loan investments during the nine months ended September 30, 2023.

Expenses

Property operating expenses increased $3.2 million, or 29%, to $14.2 million for the nine months ended September 30, 2023 as compared to $11.0 million for the same prior year period. The increase was primarily due to the acquisition of units since January 1, 2022 and additional repairs and maintenance as part of our lease up stabilization strategy. Property operating expenses consist of controllable (payroll, repairs and maintenance, turnover, administrative, advertising, and utilities) and non-controllable (real estate taxes and insurance) expenses. Controllable expenses were $6.8 million and $5.3 million, and non-controllable expenses were $7.4 million and $5.7 million, for the nine months ended September 30, 2023 and 2022, respectively.

Property management and asset management fee expenses were $3.3 million for the nine months ended September 30, 2023 as compared to $2.6 million in the same prior year period. The increase was primarily due to the acquisition of units since January 1, 2022 , partially offset by lower property management fees negotiated with two property managers in 2023. Property management fees are based on a stated percentage of property revenues and asset management fees are based on a stated percentage of capital contributions or assets under management, where applicable.

General and administrative expenses amounted to $5.5 million for the nine months ended September 30, 2023 as compared to $5.0 million for the same prior year period. Amounts recognized during the nine months ended September 30, 2023 represent our operations as a standalone company. For the period ended and prior to October 6, 2022, allocations of certain general, administrative, sales and marketing expenses were allocated to us from Bluerock Residential based on relative unit count. As such, expense amounts recognized during the nine months ended September 30, 2022 are not representative of the amounts that would have been reflected in the financial statements had we operated independently of Bluerock Residential.

Management fees to related party amounted to $5.9 million for the nine months ended September 30, 2023. Commencing on October 6, 2022, we are externally managed and advised by our Manager pursuant to a Management Agreement. There was no management fee expense prior to October 6, 2022.

Acquisition and other transaction costs amounted to $1.8 million for the nine months ended September 30, 2023 as compared to $0.1 million for the same prior year period. The 2023 expense primarily relates to the transition of property management services for over 1,000 units.

Depreciation and amortization expenses were $12.1 million for the nine months ended September 30, 2023 as compared to $12.2 million for the same prior year period, with the decrease primarily attributable to in-place leases being fully amortized prior to 2023 partially offset by the acquisition of units since January 1, 2022.

Other Income and Expense

Other income and expense amounted to income of $2.1 million for the nine months ended September 30, 2023 compared to income of $3.3 million for the same prior year period. This was due to a $4.1 million net increase in interest expense attributable to a $4.1 million decrease in the fair value of interest rate caps and swaps, a $1.6 million increase in interest expense attributable to an increase in the outstanding debt to $167.1 million at September 30, 2023 as compared to $153.6 million at September 30, 2022 (which was offset by a $1.6 million increase in interest income from our short-term investments), a $0.4 million increase in the allowance for credit losses on unconsolidated real estate joint ventures, and $0.2 million from property casualty losses. These expenses were partially offset by an increase in preferred returns on unconsolidated real estate joint ventures of $2.8 million as funding to our preferred equity investments increased to $85.3 million at September 30, 2023 as compared to $39.6 million at December 31, 2021 and an increase in gain on sale of real estate investments of $0.7 million due to the sale of 27 units during the nine months ended September 30, 2023.

Discontinued Operations

Income from discontinued operations amounted to income of zero for the nine months ended September 30, 2023 as compared to income of $0.3 million for the same prior year period due to trailing sales activity of multifamily investments in 2021.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net (loss) income attributable to common stockholders together with a reconciliation to NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net (loss) income attributable to common stockholders	$(1,068)	$287	$(2,943)	$10
Add back: Net (loss) income attributable to Operating Partnership Units	(2,142)	554	(5,780)	21
Net (loss) income attributable to common stockholders and unit holders	(3,210)	841	(8,723)	31
Add common stockholders and Operating Partnership Units pro-rata share of:
Net loss attributable to partially owned properties noncontrolling interests	(420)	(265)	(1,364)	(2,844)
Income from discontinued operations	—	(311)	—	(311)
Real estate depreciation and amortization	4,062	3,585	11,975	12,020
Non-real estate depreciation and amortization	45	121	158	366
Non-cash interest expense	830	562	1,945	1,342
Unrealized loss (gain) on derivatives	698	(2,591)	1,336	(2,758)
Provision for (recovery of) credit losses	37	4	63	(369)
Property management and asset management fees	1,113	1,098	3,308	2,591
Management fees to related party	1,993	—	5,875	—
Acquisition and other transaction costs	7	28	1,787	98
Corporate operating expenses	1,668	1,727	5,423	4,764
Weather-related losses, net	—	—	(17)	—
Preferred dividends	12	—	12	—
Other expense (income), net	165	—	121	(100)
Preferred returns on unconsolidated real estate joint ventures	(2,959)	(2,613)	(8,649)	(5,801)
Gain on sale of real estate investments	—	—	(661)	—
Interest income from loan investments	—	(69)	—	(1,285)
Total property income	4,041	2,117	12,589	7,744
Add back: Interest expense	1,048	2,051	3,769	4,398
Net operating income	$5,089	$4,168	$16,358	$12,142

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

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our short-term liquidity needs could be affected by various risks and uncertainties, including the risks detailed in Part I, Item 1A titled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 22, 2023. While consolidated occupancy remains strong at 94.4% as of September 30, 2023, in future periods we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants.

On June 28, 2023, the SEC declared effective our registration statement on Form S-11 (File No. 333-269415) (the “2023 Registration Statement”). On June 30, 2023, we filed a prospectus supplement to the 2023 Registration Statement offering a maximum of 20,000,000 shares of 6.0% Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) at $25.00 per share, for a maximum offering amount of $500,000,000 in Series A Preferred Stock (the “Series A Preferred Offering”), and on August 11, 2023, we made the initial issuance of Series A Preferred Stock pursuant to the Series A Preferred Offering.

In general, we believe our available cash balances, cash flows from operations, proceeds from the Series A Preferred Offering, proceeds from our revolving credit facilities, proceeds from future mortgage debt financings for acquisitions and/or development projects, and other financing arrangements will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. In general, we expect that our results related to our existing portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of single-family residential properties and build-to-rent development properties.

We believe we will be able to meet our primary liquidity requirements going forward through, among other sources:

●	$89.4 million in cash available at September 30, 2023;
●	capacity of $100 million, of which approximately $10 million was available as of September 30, 2023 on our revolving credit facilities dedicated to single-family residential investments;
●	proceeds from future mortgage debt financings for acquisition and/or development projects;
●	cash generated from operating activities; and
●	proceeds from our Series A Preferred Offering and potential offerings of common and preferred stock, as well as issuances of units of limited partnership interest in our Operating Partnership (“OP Units”).

The following table summarizes our contractual obligations as of September 30, 2023 related to our mortgage notes secured by our properties and revolving credit facilities. At September 30, 2023, our estimated future required payments on these obligations were as follows (amounts in thousands):

		Less than
	Total	One year	2024-2025	2026-2027	Thereafter
Mortgages Payable (Principal)	$97,107	$402	$3,356	$38,337	$55,012
Revolving Credit Facilities	70,000	—	70,000	—	—
Estimated Interest Payments on Mortgages Payable and Revolving Credit Facilities	26,569	2,572	12,022	7,881	4,094
Total	$193,676	$2,974	$85,378	$46,218	$59,106

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

As of September 30, 2023, the aggregate amount of our contractual commitments to fund future cash obligations in certain of our preferred equity and joint venture investments was $0.2 million.

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

Our primary long-term liquidity requirements relate to (i) costs for additional single-family residential investments, including build-to-rent development investments, (ii) repayment of long-term debt and our revolving credit facilities, (iii) capital expenditures, and (iv) cash redemption requirements related to our Series A Preferred Stock.

We intend to finance our long-term liquidity requirements with net proceeds of additional issuances of common and preferred stock, including our Series A Preferred Offering, our revolving credit facilities, as well as future acquisition or project-based borrowings. Our success in meeting these requirements will therefore depend upon our ability to access capital. Further, our ability to access equity capital is dependent upon, among other things, general market conditions for REITs and the capital markets generally, market perceptions about us and our asset class, and current trading prices of our securities.

As we did in the three months ended September 30, 2023, we may also selectively sell consolidated operating assets at appropriate times, which would be expected to generate cash sources for both our short-term and long-term liquidity needs.

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

If we are unable to obtain financing on favorable terms or at all, we would likely need to curtail our investment activities, including acquisitions and improvements to and developments of real properties, which could limit our growth prospects. This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise capital by issuing more securities or borrowing more money. We also may be forced to dispose of assets at inopportune times to maintain REIT qualification and Investment Company Act exemption.

We expect to maintain a distribution on our Series A Preferred Stock in accordance with the terms which require monthly dividends. While our distributions through September 30, 2023 have been paid from cash flow from operations and in accordance with our policy, distributions in the future may be paid from cash flow from operations, proceeds from our Series A Preferred Offering, the sales of assets and additional sources, such as from borrowings.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of September 30, 2023, we own interests in seven joint ventures that are accounted for as held to maturity debt securities.

Cash Flows from Operating Activities

As of September 30, 2023, we owned indirect equity interests in seventeen real estate investments, consisting of ten consolidated operating investments and seven preferred equity investments. During the nine months ended September 30, 2023, net cash provided by operating activities was $6.8 million after net loss of $10.1 million was adjusted for the following:

●	non-cash items of $14.9 million;
●	distributions of income and preferred returns from preferred equity investments in unconsolidated real estate joint ventures of $1.3 million;
●	an increase in accounts payable and other accrued liabilities of $1.2 million; and
●	an increase in due to affiliates of $0.4 million; offset by:
●	an increase in accounts receivable, prepaids and other assets of $0.8 million.

Cash Flows from Investing Activities

During the nine months ended September 30, 2023, net cash used in investing activities was $4.9 million, primarily due to the following:

●	$7.5 million used in additional investments in unconsolidated real estate joint ventures;
●	$7.2 million used on capital expenditures; and
●	$4.3 million used in acquiring consolidated real estate investments; offset by:
●	$8.5 million of proceeds from the redemption of unconsolidated real estate joint ventures; and
●	$5.6 million of proceeds from sale of real estate investments.

Cash Flows from Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $11.2 million, primarily due to the following:

●	$21.0 million of proceeds from revolving credit facilities;
●	net proceeds of $3.4 million from the issuance of shares of Series A Preferred Stock in our Series A Preferred Offering; and
●	$0.3 million of contributions from noncontrolling interests; offset by:
●	$6.0 million of repayments on revolving credit facilities;
●	$5.0 million used in the purchase of interests from noncontrolling interests;
●	$1.1 million of payments of deferred financing fees;
●	$1.1 million of repayments on our mortgages payable; and
●	$0.2 million of distributions paid to partially owned properties noncontrolling interests.

Capital Expenditures

The following table summarizes our total capital expenditures for the nine months ended September 30, 2023 and 2022 (amounts in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Redevelopment/renovations	$3,917	$12,291
Routine capital expenditures	2,268	2,150
Normally recurring capital expenditures	314	180
Total capital expenditures	$6,499	$14,621

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

FFO attributable to common stockholders and unit holders is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. We define FFO, consistent with the NAREIT definition, as net income (loss), computed in accordance with GAAP, excluding gains or losses on sales of depreciable real estate property, plus depreciation and amortization of real estate assets, plus impairment write-downs of certain real estate assets and investments in entities where the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Adjustments for notes receivable, unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

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

The table below presents our calculation of FFO and CFFO for the periods presented ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net (loss) income attributable to common stockholders	$(1,068)	$287	$(2,943)	$10
Add back: Net (loss) income attributable to Operating Partnership Units	(2,142)	554	(5,780)	21
Net (loss) income attributable to common stockholders and unit holders	(3,210)	841	(8,723)	31

Real estate depreciation and amortization	4,062	3,585	11,975	12,020
Gain on sale of real estate investments	—	—	(661)	—
Gain on sale of assets from discontinued operations	—	(258)	—	(258)
Adjustment for partially owned properties noncontrolling interests	(422)	(570)	(1,230)	(2,132)
FFO attributable to common stockholders and unit holders	430	3,598	1,361	9,661

Acquisition and other transaction costs	7	28	1,787	98
Non-cash interest expense	830	562	1,945	1,342
Unrealized loss (gain) on derivatives	698	(2,591)	1,336	(2,758)
Provision for (recovery of) credit losses	37	4	63	(369)
Weather-related losses, net	—	—	(17)	—
Non-real estate depreciation and amortization	45	121	158	366
Other expense (income), net	165	—	121	(100)
Non-cash equity compensation	3,097	762	8,993	2,214
Adjustment for partially owned properties noncontrolling interests	(45)	35	(478)	(1,298)
CFFO attributable to common stockholders and unit holders	$5,264	$2,519	$15,269	$9,156

Per Share and Unit Information:
FFO attributable to common stockholders and unit holders - diluted	$0.04	$0.32	$0.12	$0.86
CFFO attributable to common stockholders and unit holders - diluted	$0.45	$0.23	$1.33	$0.82

Weighted average common shares and units outstanding - diluted	11,566,742	11,214,229	11,449,459	11,214,229

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

Distributions

	Payable to stockholders
Declaration Date	of record as of	Amount	Paid / Payable Date
Series A Preferred Stock (1)
September 11, 2023	August 25, 2023	$0.125	October 5, 2023
September 11, 2023	September 25, 2023	$0.125	October 5, 2023
(1)	Holders of record of newly issued Series A Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series A Preferred Stock was outstanding.

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that we will continue to declare dividends or at this rate. Holders of OP Units, LTIP Units and C-LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of our Class A common stock.

Our board of directors (the “Board”) will determine the amount of dividends to be paid to our stockholders. The determination of our Board will be based on several factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to qualify and maintain our REIT status for federal income tax purposes. As a result, our distribution rate and payment frequency may vary from time to time. To qualify and maintain our REIT status, we will be required to distribute annually at least 90% of our “REIT taxable income”, as defined by the Internal Revenue Code of 1986, determined without regard to the dividends paid deduction and excluding net capital gains, to our stockholders. While our policy is generally to pay distributions from cash flow from operations, we may declare distributions in excess of funds from operations.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of our Combined Consolidated Financial Statements.

Subsequent Events

Other than the items disclosed in Note 16 "Subsequent Events" to our interim Combined Consolidated Financial Statements for the period ended September 30, 2023, no material events have occurred that required recognition or disclosure in these financial statements. Refer to Note 16 of our interim Combined Consolidated Financial Statements for discussion.

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

	2023	2024	2025	2026	2027	Thereafter	Total
Mortgage Notes Payable	$402	$1,639	$1,717	$37,471	$866	$55,012	$97,107
Weighted Average Interest Rate	4.21%	4.21%	4.21%	4.13%	5.96%	6.44%	5.46%

Revolving Credit Facilities	$—	$70,000	$—	$—	$—	$—	$70,000
Weighted Average Interest Rate	—	8.22%	—	—	—	—	8.22%

The fair value of mortgages payable is estimated at $91.9 million as of September 30, 2023.

The table above incorporates those exposures that exist as of September 30, 2023; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

As of September 30, 2023, we had interest rate caps and swaps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps and swaps effectively limit our exposure to interest rate risk by providing a ceiling on the underlying interest rate for $94.0 million of our debt.

Based on our debt outstanding and interest rates in effect at September 30, 2023, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would increase interest expense by approximately $50,000 or decrease interest expense by approximately $50,000, respectively, for the quarter ended September 30, 2023.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Other than the following, there have been no material changes to our potential risks and uncertainties as presented in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 22, 2023.

Your interests could be subordinated and/or diluted by the incurrence of additional debt, the issuance of additional shares of preferred stock, including additional shares of Series A Preferred Stock, and by other transactions.

As of September 30, 2023, our total indebtedness was approximately $167.1 million, which includes $70.0 million outstanding under our revolving credit facilities. We may incur significant additional debt in the future. The Series A Preferred Stock is subordinate to all our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. In addition, our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of September 30, 2023, we had issued and outstanding 152,222 shares of Series A Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Series A Preferred Stock would dilute the interests of the holders of shares of Series A Preferred Stock, and any issuance of preferred stock senior to the Series A Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Series A Preferred Stock. We may issue preferred stock on parity with the Series A Preferred Stock without the consent of the holders of the Series A Preferred Stock. Other than the right of holders to cause us to redeem the Series A Preferred Stock upon a change of control, none of the provisions relating to the Series A Preferred Stock relate to or limit our indebtedness or afford the holders of shares of Series A Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of shares of Series A Preferred Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2023, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Grants of LTIP Units and Restricted Stock for Services

As the Company previously disclosed in the Form 8-K filed on October 6, 2022 with the SEC, on October 5, 2022, we entered into a Management Agreement (as amended by that certain Amendment to Management Agreement dated January 10, 2023, the “Management Agreement”) with our operating partnership, Bluerock Residential Holdings, L.P., a Delaware limited partnership (the “Operating Partnership”), and our external manager, Bluerock Homes Manager, LLC, a Delaware limited liability company (the “Manager”), pursuant to which the Manager administers our business activities and day-to-day operations. As contemplated by the Management Agreement and by mutual agreement of the Manager and its affiliate, Bluerock Real Estate Holdings, LLC (“BREH”), both the executive management team of the Manager and the personnel who provide other services to the Manager are employed and compensated by BREH (collectively, the “BREH Personnel”), and pursuant to the Management Agreement, payroll-related expenses incurred by BREH in connection therewith, including bonus expenses, are the responsibility of the Manager (the “Personnel Expense Obligation”).

On November 3, 2023, by mutual agreement of the Manager and the Company, at the direction of the Manager in satisfaction of the Manager’s Personnel Expense Obligation to BREH for the portions of the initial staking grant payable by BREH as equity bonuses to certain of the BREH Personnel for services provided to the Manager, we caused the Operating Partnership to issue the following long-term incentive plan units (“LTIP Units”) in the Operating Partnership pursuant to the BHM Individuals Plan: (i) 126,011 LTIP Units to R. Ramin Kamfar (“Mr. Kamfar”) for services provided to the Manager in his capacity as Chief Executive Officer thereof; (ii) 42,716 LTIP Units to Jordan Ruddy (“Mr. Ruddy”) for services provided to the Manager in his capacity as President thereof; (iii) 81,160 LTIP Units to Ryan MacDonald (“Mr. MacDonald”) for services provided to the Manager in his capacity as Chief Investment Officer thereof; (iv) 17,087 LTIP Units to James G. Babb, III (“Mr. Babb”) for services provided to the Manager in his capacity as Chief Strategy Officer thereof; (v) 21,358 LTIP Units to Christopher J. Vohs (“Mr. Vohs”) for services provided to the Manager in his capacity as Chief Financial Officer and Treasurer thereof; (vi) 32,037 LTIP Units to Michael DiFranco (“Mr. DiFranco”) for services provided to the Manager in his capacity as Executive Vice President, Operations thereof; (vii) 25,630 LTIP Units to Jason Emala (“Mr. Emala”) for services provided to the Manager in his capacity as Chief Legal Officer and Secretary thereof; and (viii) 21,358 LTIP Units to a non-executive employee of BREH for services provided to the Manager in such capacity. Such LTIP Units will vest one-fifth on November 3, 2023, and the remainder will vest ratably on an annual basis over a four-year period.

In addition, on November 3, 2023, by mutual agreement of the Manager and the Company, at the direction of the Manager in satisfaction of the Manager’s Personnel Expense Obligation to BREH for certain portions of the annual long-term equity incentive grant for the fiscal year ended December 31, 2022 payable by BREH as equity bonuses to certain of the BREH Personnel for services provided to the Manager, we caused the Operating Partnership to issue the following additional LTIP Units pursuant to the BHM Individuals Plan: (i) 34,585 LTIP Units to Mr. Ruddy for services provided to the Manager in his capacity as President thereof; (ii) 2,471 LTIP Units to Mr. Babb for services provided to the Manager in his capacity as Chief Strategy Officer thereof; (iii) 3,706 LTIP Units to Mr. Vohs for services provided to the Manager in his capacity as Chief Financial Officer and Treasurer thereof; (iv) 3,706 LTIP Units to Mr. DiFranco for services provided to the Manager in his capacity as Executive Vice President, Operations thereof; and (v) an aggregate of 39,527 LTIP Units allocated among certain non-executive employees of BREH for services provided to the Manager in such capacities. Such LTIP Units will vest one-third on May 25, 2024, and the remainder will vest ratably on an annual basis over a two-year period from April 1, 2024.

In addition, on November 3, 2023, by mutual agreement of the Manager and the Company, at the direction of the Manager in satisfaction of the Manager’s Personnel Expense Obligation to BREH for certain other portions of the annual long-term equity incentive grant for the fiscal year ended December 31, 2022 payable by BREH as equity bonuses to certain of the BREH Personnel for services provided to the Manager, we issued an aggregate of 31,260 restricted shares of Class A common stock (“Restricted Shares”) pursuant to the BHM Individuals Plan, allocated among certain non-executive employees of BREH for services provided to the Manager in such capacities. Such Restricted Shares will vest one-third on May 25, 2024, and the remainder will vest ratably on an annual basis over a two-year period from April 1, 2024.

All the foregoing issuances of LTIP Units and Restricted Shares were made in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933 and Regulation D thereunder for transactions not involving any public offering. No general solicitation or advertising occurred in connection with the issuance and sale of these securities. Once vested, the foregoing LTIP Units may convert to limited partnership interests of the Operating Partnership (“OP Units”) upon reaching capital account equivalency with the OP Units held by us, and may then be redeemed for cash or, at our option and after a one year holding period (including any period during which the LTIP Units were held), settled in shares of our Class A common stock on a one-for-one basis. Each recipient of such LTIP Units and/or Restricted Shares will be entitled to receive “distribution equivalents” with respect to such LTIP Units and/or Restricted Shares, whether or not vested, at the same time as distributions are paid to the holders of our Class A common stock.

Voluntary Forfeiture of Previously Granted, Unvested LTIP Units and Restricted Shares by Manager

In connection with the grants of LTIP Units and Restricted Shares described above, on November 2, 2023, the Manager voluntarily forfeited (a) 367,357 of the 405,796 unvested LTIP Units previously awarded to the Manager as an initial staking grant on November 3, 2022 pursuant to the BHM Entities Plan, as described in Item 5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the U.S. Securities and Exchange Commission on November 4, 2022, and (b) (i) 83,995 of the 141,665 unvested LTIP Units and (ii) 31,260 unvested Restricted Shares, in each case previously awarded to the Manager on May 25, 2023 as an annual long-term equity incentive grant for the fiscal year ended December 31, 2022 pursuant to the BHM Entities Plan, as described in our Current Report on Form 8-K dated May 25, 2023, filed with the U.S. Securities and Exchange Commission on May 26, 2023.

Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable events, we have elected to make the foregoing disclosures in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 3.02.

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

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows; (v) notes to combined consolidated   financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK HOMES TRUST, INC.

DATE: November 9, 2023	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE: November 9, 2023	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)