Form 10-K
period 2023-12-31
Bluerock Homes Trust, Inc.
filed 2024-03-12
CIK 1903382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of registrant’s most recently completed second fiscal quarter, was $62,429,052 based on the closing price of the Class A common stock on the NYSE American on such date.

Number of shares outstanding of the registrant’s

classes of common stock, as of March 5, 2024:

Class A Common Stock: 3,871,265 shares

Class C Common Stock: 8,489 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2024 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement within 120 days after its fiscal year end. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Annual Report on Form 10-K of Bluerock Homes Trust, Inc. (“Bluerock Homes,” the “Company,” “we,” “us,” or “our”) pertains to our fiscal year ended December 31, 2023. Prior to October 6, 2022, our sole stockholder was Bluerock Residential Growth REIT, Inc. (together with its subsidiaries, “Bluerock Residential”). On October 5, 2022, we entered into a Separation and Distribution Agreement with Bluerock Residential, Badger Parent LLC (“Badger Parent”), Badger Holdco LLC and Bluerock Residential Holdings, L.P. (the “Operating Partnership”), pursuant to which, among other things, Bluerock Residential contributed to us its single-family residential real estate business and certain other assets (the “Separation”). On October 6, 2022, following the Separation, Bluerock Residential completed the spin-off of us by distributing all of our outstanding shares of Class A common stock and Class C common stock to the holders of Bluerock Residential common stock (the “Distribution”) as of the record date, September 29, 2022 (the “Spin-Off”). As a result of the Separation, the Distribution and the Spin-Off, we are now an independent publicly traded company and our Class A common stock is listed under the symbol “BHM” on the NYSE American.

Effective September 26, 2022, we became subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and will file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).

This Annual Report on Form 10-K presents our financial information for the fiscal year ended December 31, 2023, as well as for the fiscal year ended December 31, 2022, which includes the period from January 1, 2022 to October 5, 2022 (prior to consummation of the Separation, the Distribution and the Spin-Off) and the period from October 6, 2022 to December 31, 2022 (from and after consummation of the Separation, the Distribution and the Spin-Off). Financial statements representing the historical operations of our single-family residential real estate business prior to the Separation, the Distribution and the Spin-Off have been derived from Bluerock Residential’s historical accounting records and are presented on a carve-out basis. The financial statements include all revenues and costs as well as assets and liabilities directly associated with our business activity. The financial statements also include allocations of certain general, administrative, sales and marketing expenses and operations from Bluerock Residential for the period ended and prior to October 6, 2022. However, amounts recognized by us are not necessarily representative of the amounts that would have been reflected in the financial statements had we operated independently of Bluerock Residential during that period, and neither the discussion of our results of operations, cash flows and financial condition nor the combined consolidated financial statements set forth herein are necessarily indicative of our future results of operations, cash flows or financial condition as a publicly traded company operated independently of Bluerock Residential following the completion of the Separation, the Distribution and the Spin-Off.

BLUEROCK HOMES TRUST, INC.

FORM 10-K

December 31, 2023

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

Additional factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	use of proceeds of our securities offerings;
●	changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;
●	fluctuations and relative increases in interest rates, which could adversely affect our ability to obtain financing on favorable terms or at all;
●	the inability of tenants to pay rent;
●	the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors’ properties based on considerations such as convenience of location, rental rates and safety record;
●	increased operating costs, including increased real property taxes, HOA fees, maintenance, insurance and utilities costs;
●	weather conditions that may increase or decrease energy costs and other weather-related expenses;
●	oversupply of single-family housing or a reduction in demand for real estate in the markets in which our properties are located;
●	costs and time period required to convert acquisitions to rental homes;
●	a favorable interest rate environment that may result in a significant number of potential residents of our properties deciding to purchase homes instead of renting;
●	rules, regulations and/or policy initiatives by government and private actors, including HOAs, to discourage or deter the purchase of single-family properties by entities owned or controlled by institutional investors;
●	our ability to lease newly acquired or newly constructed single-family properties;
●	changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes;
●	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs;
●	the board of directors’ determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid historically (if any);
●	our ability to maintain our qualification as a REIT;

●	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and
●	The impact of epidemics, pandemics, or other outbreaks of illness, disease or virus (including the novel coronavirus (“COVID-19”) and its variants) and the actions taken by government authorities and other factors related thereto, including the ability of our company, our properties and our tenants to operate.

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

●	Our current portfolio consists primarily of single-family residential homes concentrated in certain markets, and we expect that our portfolio going forward will consist primarily of the same. Any adverse developments in local economic conditions or the demand for single-family units in these markets may negatively impact our operating results.
●	If we are unable to identify suitable investments, then we may not be able to achieve our investment objectives or pay distributions.
●	Adverse economic conditions may negatively affect our returns and profitability, and, as a result, our ability to make distributions to our stockholders.
●	We have limited sources of capital other than proceeds from future mortgage debt financings for acquisition and/or development projects, cash from property operations, our $150 million revolving credit facility, and the proceeds of offerings of our securities to meet our primary liquidity requirements. As a result, we may not be able to pay our short-term debt upon maturity or other liabilities and obligations when they come due other than with the net proceeds of an offering, which may limit our ability to fully consummate our business plan and diversify our portfolio.
●	We may be limited in our ability to diversify our investments.
●	We have used and will continue to use mortgage and other indebtedness to partially finance our company, which increases the risk to our business. Our leverage policy has been adopted by our board of directors (the “Board”) and is therefore subject to change without stockholder consent.
●	During certain periods of our operations, we may have to fund distributions from offering proceeds, borrowings, and the sale of assets to the extent distributions exceed our earnings or cash flows from operations and may do so in the future if we are unable to make distributions with our cash flows from our operations. There is no limit on the amount of offering proceeds we may use to fund distributions. Distributions paid from sources other than cash flow or funds from operations may constitute a return of capital to our stockholders. Rates of distribution may not be indicative of our operating results.

●	The impact of epidemics, pandemics, or other outbreaks of illness, disease or virus (such as COVID-19, and its variants) and the actions taken by government authorities and other factors related thereto, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.
●	We depend on the senior officers and key personnel of our external manager, Bluerock Homes Manager, LLC (the “Manager”), a Delaware limited liability company organized in 2022, and its affiliates. In particular, our success depends to a significant degree upon the contributions of Messrs. Kamfar, Babb, MacDonald, Ruddy, Vohs, and DiFranco, as well as Mr. Emala, all of whom are senior officers of our Manager. We do not have employment agreements with any of these key personnel and do not have key man life insurance on any of them. The departure or the loss of the services of any such key personnel could have a material adverse effect on our business, financial condition, results of operations and ability to effectively operate our business.
●	While we expect to maintain control over our properties, we will rely on members of our network for the day-to-day management and development of our real estate investments.
●	Stockholders will have limited control over changes in our policies and day-to-day operations, which increases the uncertainty and risks you face as a stockholder. In addition, our Board may approve changes to our policies without your approval.
●	The market price and trading volume of our Class A common stock may fluctuate widely as a result of a number of factors, many of which are outside of our control. In addition, the stock market is subject to fluctuations in share prices and trading volumes that affect the market prices of the shares of many companies. These fluctuations in the stock market may materially and adversely affect the market price of our Class A common stock.
●	There is no public market for our 6.0% Series A Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and we currently have no plan to list the Series A Preferred Stock on a securities exchange. If holders are able to sell the Series A Preferred Stock, they may have to be sold at a substantial discount.
●	Holders of Series A Preferred Stock should not expect us to redeem all or any such shares on the date they first become redeemable or on any particular date after they become redeemable. Any decision to propose a redemption will depend upon, among other things, our evaluation of our capital position and general market conditions at the time. We would likely choose to exercise our optional redemption right only when prevailing interest rates have declined, which would adversely affect the ability of holders of shares of the applicable series of preferred stock to reinvest proceeds from the redemption in a comparable investment with an equal or greater yield to the yield on such series of preferred stock had their shares not been redeemed.
●	There are numerous conflicts of interest between the interests of stockholders and our interests or the interests of our Manager, Bluerock and their respective affiliates, including conflicts arising out of (a) allocation of personnel to our activities, (b) allocation of investment opportunities between us and investment vehicles affiliated with Bluerock, (c) purchase or sale of single-family properties, including from or to Bluerock or its affiliates, and (d) fee arrangements with our Manager that might induce our Manager to make investment decisions that are not in our best interests.
●	We have invested and anticipate that we will continue to invest in the redevelopment of existing properties and the development of new properties. These investments involve risks beyond those presented by stabilized, income-producing properties. These risks may diminish the return to our stockholders.
●	We have a limited operating history as a REIT and an independent publicly traded company, which makes our future performance difficult to predict.
●	We may fail to maintain our qualification as a REIT for federal income tax purposes. We would then be subject to corporate level taxation, and we would not be required to pay any distributions to our stockholders.

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

We have elected to be taxed and have qualified as a real estate investment trust (“REIT”) for federal income tax purposes beginning with our taxable year ended December 31, 2022. As a REIT, we generally are not subject to corporate-level income taxes. In order to maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we fail to maintain our qualification as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates and we would not be permitted to qualify as a REIT for four years following the year in which we lost our qualification. We intend to continue to organize and operate in such a manner as to remain qualified as a REIT.

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

We have no employees and are supported by a related-party service agreement with Bluerock Homes Manager, LLC (the “Manager”), a Delaware limited liability company organized in 2022. We are externally managed by the Manager, which manages our day-to-day operations under a Management Agreement (the “Management Agreement”). The current term of our Management Agreement expires October 6, 2024 and will be automatically renewed for a one-year term each year on October 6, unless previously terminated in accordance with the terms of the Management Agreement. The Manager is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf. Substantially all our business is conducted through our Operating Partnership, of which we are the sole general partner.

The principal executive offices of our Company and the Manager are located at 1345 Avenue of the Americas, 32nd Floor, New York, New York 10105. Our telephone number is (212) 843-1601.

Investments in Real Estate

As of December 31, 2023, we held eighteen real estate investments, consisting of eleven consolidated investments and seven preferred equity and loan investments. The eighteen investments represent an aggregate of 4,059 residential units, comprised of 2,475 consolidated units, of which 170 units are under development, and 1,584 units through preferred equity and loan investments. As of December 31, 2023, our consolidated operating investments were approximately 94.1% occupied. For more information regarding our investments, see “Item 2. Investments”.

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

Financial statements for the period ended and prior to October 6, 2022 represent the historical operations of Bluerock Residential’s single-family residential real estate business, have been derived from Bluerock Residential’s historical accounting records and are presented on a carve-out basis. All revenues and costs as well as assets and liabilities directly associated with the business activity of Bluerock Homes are included in the financial statements. The financial statements also include allocations of certain general, administrative, sales and marketing expenses and operations from Bluerock Residential for the period ended and prior to October 6, 2022. These allocated expenses are for corporate office expenses and management including, but not limited to, executive oversight, asset management, treasury, finance, human resources, tax, accounting, financial reporting, information technology and investor relations. However, amounts recognized by us are not necessarily representative of the amounts that would have been reflected in the financial statements had we operated independently of Bluerock Residential during that period. All significant intercompany balances and transactions have been eliminated. Any references to “the Company,” “we,” “us,” or “our” for all periods ended October 6, 2022 and prior refer to Bluerock Homes as owned by Bluerock Residential, and for all periods subsequent to October 6, 2022 refer to Bluerock Homes as an independent, publicly traded company.

Business and Growth Strategies

Our principal business objective is to generate attractive risk-adjusted investment returns by assembling a portfolio of pre-existing single-family rental homes and developing build-to-rent communities. These will be located across a diverse group of growth markets and will target a growing pool of middle-income renters seeking the single-family lifestyle without the upfront and ongoing investments associated with home ownership. By implementing our investment strategies and our institutional-quality management, we expect to be able to achieve sustainable long-term growth in both our funds from operations (“FFO”) and net asset value (“NAV”)

Value Creation Execution. We acquire single-family rental properties with potential for long-term value creation for our stockholders. We utilize the following internal and external growth strategies to drive growth in FFO and NAV for our investors:

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

Summary of Investments and Dispositions

The following table presents a summary of our real estate investments during the years ended December 31, 2023 and 2022:

Investment Name	Location / Market	Date of Investment (1)	Ownership Interest	Number of Units
2022
First Quarter
Weatherford 185 (2)	Weatherford, TX	February 15,2022	—	185
Peak JV 2	Various / TX	March	80%	34
Savannah-84, formerly Peak JV 4 (3)	Savannah, GA	March	100%	19
Golden Pacific	IN / KS / MO	Various	97%	62
ILE	TX / SE US	Various	95%	31
Second Quarter
Ballast	AZ / CO / WA	Various	95%	65
Golden Pacific	IN / KS / MO	Various	97%	66
ILE	TX / SE US	Various	95%	108
Savannah-84 (3)	Savannah, GA	Various	100%	20
Third Quarter
Ballast	AZ / CO / WA	Various	95%	19
Golden Pacific	IN / KS / MO	Various	97%	35
ILE	TX / SE US	Various	95%	64
Savannah-84 (3)	Savannah, GA	Various	100%	14
Fourth Quarter
Golden Pacific	IN / KS / MO	October	97%	1
Savannah-84 (3)	Savannah, GA	Various	100%	13

2023
Savannah-84	Savannah, GA	February 23,2023	100%	18
Willow Park (4)	Willow Park, TX	October 26,2023	—	58
Chandler (5)	Chandler, AZ	November 15,2023	—	208
Abode Wendell Falls (6)	Wendell, NC	December 20,2023	100%	170
The Woods at Forest Hill (4)	Forest Hill, TX	December 28,2023	—	76
(1)	For those dates where a month is listed, additional units were acquired and added to the respective existing portfolio throughout that specified month. For those dates where “Various” is listed, additional units were acquired and added to the respective existing portfolios on various dates throughout that specified quarter. For Ballast, the units acquired in the second quarter 2022 were our first acquisitions for the portfolio.
(2)	Our investment in the property was through a mezzanine loan to an unaffiliated third party. The loan was paid off in July 2022. Refer to the table below.
(3)	In January 2023, we acquired the unaffiliated joint venture partner’s interest in Savannah-84, increasing our interest from 80% to 100%.
(4)	Our investment is through a note receivable provided to an unaffiliated third party. Refer to Note 7 of our combined consolidated financial statements for further information.
(5)	Our investment in Chandler is through a preferred equity investment with an unaffiliated third party. Refer to Note 8 of our combined consolidated financial statements for further information.
(6)	Abode Wendell Falls is a build to rent development project expected to commence construction in the second quarter 2024. The total estimated project cost is $56.0 million, of which $6.5 million was incurred as of December 31, 2023. Abode Wendell Falls is classified as a consolidated investment.

The following table presents a summary of our loan payoffs, real estate sales, and redemption of preferred equity investments during the years ended December 31, 2023 and 2022:

			Ownership
		Date of Payoff, Sale	Interest in	Number
Investment Name	Location / Market	or Redemption (1)	Property	of Units
2022
The Hartley at Blue Hill (2)	Chapel Hill, NC	February 28, 2022	—	414
Weatherford 185 (2)	Weatherford, TX	July 22, 2022	—	185

2023
First Quarter
Peak Housing (3)	IN / MO / TX	Various	—	9
Second Quarter
Golden Pacific	Brownsburg, IN	May 2, 2023	97%	1
Peak Housing (3)	IN / MO / TX	Various	—	74
Peak JV 2	Various / TX	Various	80%	6
Peak JV 3	Dallas-Fort Worth, TX	Various	56%	2
Third Quarter
Peak Housing (3)	IN / MO / TX	Various	—	63
Peak JV 3	Dallas-Fort Worth, TX	Various	56%	18
Fourth Quarter
Golden Pacific	Lee’s Summit, MO	October 18, 2023	97%	1
Peak Housing (3)	IN / MO / TX	Various	—	50
Peak JV 2	Various / TX	Various	80%	6
Peak JV 3	Dallas-Fort Worth, TX	Various	56%	19
Willow Park (4)	Willow Park, TX	October 26, 2023	—	46
The Cottages at Warner Robins (4)	Warner Robins, GA	December 15, 2023	—	251
(1)	For those dates where “Various” is listed, units were sold from the respective portfolios on various dates throughout that specified quarter.
(2)	Our investment in the property, which was through one or more loans that we provided, was paid off in full. Refer to Note 7 of our combined consolidated financial statements for further information.
(3)	Our investment in the property, which is through a preferred equity investment with an unaffiliated third party, was partially redeemed as units collateralizing our investment (such units collectively known as “Peak Housing”) were sold. Refer to Note 8 of our combined consolidated financial statements for further information.
(4)	Our investment in the property, which was through a preferred equity investment with an unaffiliated third party, was redeemed. Refer to Note 8 of our combined consolidated financial statements for further information.

Distribution Policy

We intend to maintain our qualification as a REIT for federal income tax purposes. The Code generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and imposes tax on any taxable income retained by a REIT, including capital gains.

To satisfy the requirements for qualification as a REIT and generally not be subject to federal income and excise tax, we intend to make regular distributions of all or substantially all of our REIT taxable income, determined without regard to dividends paid, to our stockholders out of assets legally available for such purposes. All future distributions will be determined at the sole discretion of our Board on a quarterly basis. When determining the amount of future distributions, we expect that our Board will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future operating cash flows, (iii) our determination of near-term cash needs for acquisitions of new properties, development investments, general property capital improvements and debt repayments, (iv) our ability to continue to access additional sources of capital, (v) the requirements of Maryland law, (vi) the amount required to be distributed to maintain our qualification as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay and (vii) any limitations on our distributions contained in our credit or other agreements.

Holders of shares of the Series A Preferred Stock will be entitled to receive, when and as authorized by our Board and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of six percent (6.0%) of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $1.50 per share). Cash dividends on each share of Series A Preferred Stock will begin accruing on, and will be cumulative from, the date of original issuance or the end of the most recent dividend period for which cash dividends on the Series A Preferred Stock have been paid on each such share, payable monthly in arrears on the 5th day of each month to holders of record on the 25th day of the prior month; provided, however, that any such cash dividend may vary among holders of Series A Preferred Stock and may be prorated with respect to any shares of Series A Preferred Stock that were outstanding less than the total number of days in the dividend period immediately preceding the applicable dividend payment date, with the amount of any such prorated dividend being computed on the basis of the actual number of days in such dividend period during which such shares of Series A Preferred Stock were outstanding.

Holders of shares of Class A common stock, $0.01 par value per share (the “Class A common stock”), and Class C common stock $0.01 par value per share (the “Class C common stock”), will be entitled to receive cash dividends when, as and if authorized by our Board and declared by us.

We cannot assure you that we will generate sufficient cash flows to make distributions to our stockholders, or that we will be able to sustain those distributions. If our operations do not generate sufficient cash flow to allow us to satisfy the REIT distribution requirements, we may be required to fund distributions from working capital, offering proceeds, borrowing funds, selling assets, making a taxable distribution of our equity or debt securities, or reducing such distributions. Our distribution policy enables us to review the alternative funding sources available to us from time to time. Our actual results of operations will be affected by a number of factors, including the revenues we receive from our properties and other investments, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see “Item 1A – Risk Factors.”

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

The annual rate of inflation in the United States for December 2023 was 3.4%, with a recent peak of 9.1% in June 2022. However, an increase in inflation could have an adverse impact on our operating expenses as well as our general and administrative expenses. For example, it is possible that the impact of the rate of inflation may not be adequately offset by annual rent escalations or the resetting of rents from our renewal and re-leasing activities, which may adversely affect our business, financial condition, results of operations, and cash flows. Compensation costs and professional service fees are also subject to the impact of inflation and are expected to increase proportionately with increasing market prices for such services. Consequently, inflation may increase our general and administrative expenses over time and may adversely impact our results of operations and cash flows.

In March 2022, the Federal Reserve began, and continued to raise interest rates into the third quarter of 2023 in an effort to curb inflation. While the Federal Reserve has held rates steady since July 2023, there can be no assurances that interest rates will not rise again, Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings. As of December 31, 2023, we had interest rate caps and swaps which effectively limit our exposure to interest rate risk by providing a ceiling on the underlying floating interest rate for $94.0 million of our floating rate debt. However, the effect of inflation on interest rates could increase our financing costs over time, either through borrowings on floating-rate lines of credit or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt.

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

We have a limited operating history as a REIT and an independent publicly traded company and may not be able to operate our business successfully or generate sufficient cash flows to make or sustain distributions to our stockholders.

We have a limited operating history as a REIT and an independent publicly traded company. As a result, an investment in our common stock may entail more risk than an investment in the common stock of a real estate company with a substantial operating history. If we are unable to operate our business successfully, we would not be able to generate sufficient cash flow to make or sustain distributions to our stockholders, and you could lose all or a portion of the value of your ownership in our common stock. Our ability to successfully operate our business and implement our operating policies and investment strategy depends on many factors, including:

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

Legislative or other actions affecting the single-family residential housing industry could have a negative effect on our business and financial results.

Various legislative and regulatory bodies have been focused on the shortage and increases in the cost of residential housing in the U.S. There has been vigorous and continuing political debate and discussion, in which we participate, with respect to residential housing laws and regulations, with particular focus on the single-family residential housing industry. In late 2023, legislation was introduced that could, if enacted, discourage or deter the purchase of single-family properties by entities owned or controlled by institutional investors. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. If enacted, such changes could have an adverse impact on our business and financial results. In addition, there can be no assurance that any other future legislative or regulatory changes will not be proposed or enacted that could adversely affect our business and financial results.

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

Our investments in real estate assets are and will continue to be concentrated in our markets and in the single-family properties sector of the real estate industry. A downturn or slowdown in the rental demand for single-family housing caused by adverse economic, regulatory, or environmental conditions, or other events, in our markets may have a greater impact on the value of our properties or our operating results than if we had more fully diversified our investments. We believe that there are seasonal fluctuations in rental demand with demand higher in the spring and summer than in the late fall and winter. Such seasonal fluctuations may impact our operating results. Any future outbreaks of infectious disease, which may include COVID-19 or a future pandemic, could also result in demand for single-family rental properties decreasing substantially and/or occupancy decreasing materially. See “—Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, which may include COVID-19.”

In addition to general, regional, national, and international economic conditions, our operating performance will be impacted by the economic conditions in our markets. We base a substantial part of our business plan on our belief that property values and operating fundamentals for single-family properties in our markets will continue to improve over the near to intermediate term. However, these markets have experienced substantial economic downturns in recent years and could experience similar or worse economic downturns in the future. Additionally, a significant outbreak of infectious disease in the human population or pandemic may result in a widespread health crisis adversely affecting the economies and financial markets of many countries, resulting in an economic downturn that could negatively affect our business, results of operations, and financial condition. See “—Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, which may include COVID-19.” We can provide no assurance as to the extent property values and operating fundamentals in these markets will improve, if at all. If the recent economic downturn in these markets returns or if we fail to accurately predict the timing of economic improvement in these markets, the value of our properties could decline and our ability to execute our business plan may be adversely affected to a greater extent than if we owned a real estate portfolio that was more geographically diversified, which could adversely affect our financial condition, operating results, and ability to make distributions to our stockholders and cause the value of our common stock to decline.

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

Our properties have infrastructure and appliances of varying ages and conditions. Consequently, we routinely retain independent contractors and trade professionals to perform physical repair work and are exposed to all of the risks inherent in property renovation and maintenance, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits, certificates of occupancy, and poor workmanship. Additionally, containment measures arising from any future outbreaks of infectious disease, which may include COVID-19 or a future pandemic, may also interfere with the ability of our associates, suppliers, and other business partners to carry out their assigned tasks or supply materials, services, or funding at ordinary levels of performance relative to the conduct of our business. See “—Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, which may include COVID-19.” If our assumptions regarding the costs or timing of renovation and maintenance across our properties prove to be materially inaccurate, our operating results and ability to make distributions to our stockholders may be adversely affected.

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

We depend on rental income from residents for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified residents for our properties. Our reputation, financial performance, and ability to make distributions to our stockholders would be adversely affected if a significant number of our residents fail to meet their lease obligations or fail to renew their leases. For example, residents may default on rent payments, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, use our properties for illegal purposes, damage or make unauthorized structural changes to our properties that are not covered by security deposits, refuse to leave the property upon termination of the lease, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors, or eyesores, fail to comply with HOA regulations, sublet to less desirable individuals in violation of our lease, or permit unauthorized persons to live with them. Additionally, any future outbreaks of infectious disease, which may include COVID-19 or a future pandemic, as well as measures taken by governmental authorities and private actors to limit the spread or mitigate the impact thereof, may interfere with the ability of some of our residents to meet their lease obligations and make their rent payments on time or at all. In such event, jurisdictions and other local and national authorities may impose restrictions on our ability to enforce residents’ contractual rental obligations and/or to increase rents. Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, which may include COVID-19.

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

Additionally, any future outbreaks of infectious disease, which may include COVID-19 or a future pandemic, as well as measures taken by governmental authorities and private actors to limit the spread or mitigate the impact thereof, may interfere with the ability of some of our residents to meet their lease obligations and make their rent payments on time or at all. In such event, jurisdictions and other local and national authorities may impose restrictions on our ability to enforce residents’ contractual rental obligations and/or to increase rents. While such measures would likely enable residents to stay in their homes despite an inability to pay because of financial or other hardship stemming from such events, they are likely to result in loss of rental income and other property income. See “—Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, which many include COVID-19.”

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

As of March 5, 2024, our executive officers beneficially owned interests representing approximately 22.8% of the total economic interest in our Class A common stock and Class C common stock on a fully diluted basis, where “on a fully diluted basis” assumes that all outstanding OP Units, C-OP Units (as defined in the Partnership Agreement), LTIP Units and C-LTIP Units (as defined in the Partnership Agreement), whether vested or unvested, in each case are ultimately settled for shares of our common stock. In addition, as of March 5, 2024, the aggregate voting power of our executive officers represented approximately 9.5% of the total voting power of our outstanding Class A common stock and Class C common stock. As a result of our executive officers’ significant ownership in our company, our executive officers will have significant influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including with respect to matters submitted to our stockholders for approval such as the election of directors and any merger, consolidation or sale of all or substantially all of our assets. Our executive officers may have interests that differ from our other stockholders, and may accordingly vote in ways that may not be consistent with the interests of those other stockholders.

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

We are permitted to acquire real properties and other real estate-related investments, including entity acquisitions, by assuming either existing financing secured by the asset or by borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our assets to obtain funds to acquire additional investments or to pay distributions to our stockholders. We also may borrow funds if necessary to satisfy the requirement that we distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to our stockholders annually, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.

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

As of December 31, 2023, we had approximately $83 million of mortgages payable and revolving credit facilities outstanding that are indexed to the Secured Overnight Financing Rate (“SOFR”), and our future variable rate debt may bear interest at a rate derived from SOFR. SOFR is a relatively new reference rate. The publication of SOFR began in April 2018, and, therefore, it has a very limited history. The future performance of SOFR cannot be predicted based on the limited historical performance. Since the initial publication of SOFR, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates, such as United States dollar LIBOR. Additionally, any successor rate to SOFR may not have the same characteristics as SOFR or LIBOR. As a result, the amount of interest we may pay on future variable rate debt indexed to SOFR is difficult to predict.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flow from operations and the amount of cash distributions we can make.

To maintain our qualification as a REIT, we will be required to distribute at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders in each taxable year, and thus our ability to retain internally generated cash is limited. Accordingly, our ability to acquire properties or to make capital improvements to or remodel properties will depend on our ability to obtain debt or equity financing from third parties or the sellers of properties. If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance properties. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise capital by issuing more stock or borrowing more money.

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

To the extent consistent with maintaining our qualification as a REIT, we may use derivative financial instruments to hedge exposures to interest rate fluctuations on loans secured by our assets and investments in collateralized mortgage-backed securities. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.

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

We must satisfy two gross income tests annually to maintain our qualification as a REIT. First, at least 75% of our gross income for each taxable year must consist of defined types of income that we derive, directly or indirectly, from investments relating to real property or mortgages on real property or qualified temporary investment income (the “75% Gross Income Test”). Second, at least 95% of our gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% Gross Income Test, other types of interest and dividends, gain from the sale or disposition of shares or securities, or any combination of these (the “95% Gross Income Test”).

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

Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics or outbreaks of infectious diseases), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the Russia-Ukraine war and more recently the Israel-Hamas war, and health epidemics and pandemics, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of our portfolio companies.

Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, which may include COVID-19.

The market and economic challenges created by any future local, regional, national or international outbreaks of infectious disease, which may include COVID-19 and its variants, MERS, SARS, H1N1 influenza virus, avian flu or any other similar illness, and measures taken by governmental authorities and private actors to limit the spread or mitigate the impact thereof, may adversely impact our business, results of operations, financial condition, and cash flows. We depend on rental revenues and other property income from residents for substantially all of our revenues. Future outbreaks of highly infectious or contagious diseases may interfere with the ability of our residents to meet their lease obligations and make their rent payments on time or at all, and may also result in decreased overall demand for single-family rental properties and/or occupancy thereof. The occurrence of such events may also result in a general decline in business activity and demand for real estate transactions could adversely affect (1) our ability to acquire or dispose of single-family homes on terms that are attractive or at all and (2) the value of our homes and our business such that we may recognize impairment on the carrying value of our investments in single-family residential properties and other assets subject to impairment review, including, but not limited to, goodwill. While we have taken steps to mitigate the potential impact of any future outbreaks of highly infectious diseases on our results of operations, there can be no assurance that these efforts will be successful.

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

In addition, we offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager’s principals and professionals. The current term of our Management Agreement with our Manager expires October 6, 2024, with automatic one-year renewals thereafter, and may be terminated earlier under certain circumstances. If the Management Agreement is terminated or not renewed and no suitable replacement is found to manage us, we may not be able to execute our business plan, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

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

Risks Related to the Separation and Distribution

Bluerock Residential may fail to perform under various transaction agreements executed as part of the Separation, or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.

In connection with the Separation and prior to the Distribution, we, Bluerock Residential, and certain other parties entered into the Separation and Distribution Agreement and various other agreements, including the Tax Matters Agreement. The Separation and Distribution Agreement and the Tax Matters Agreement, together with the documents and agreements by which the internal reorganization was effected, determined the allocation of assets and liabilities between the companies following the Separation for those respective areas and included indemnifications related to liabilities and obligations. We will rely on Bluerock Residential to satisfy its performance and payment obligations under these agreements. If Bluerock Residential is unable or unwilling to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties and/or losses. If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services once certain transaction agreements expire, we may not be able to operate our business effectively, and our profitability may decline. We continue the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services that Bluerock Residential formerly provided to us. However, we may not be successful in implementing these systems and services in a timely manner or at all, we may incur additional costs in connection with, or following, the implementation of these systems and services, and we may not be successful in transitioning data from Bluerock Residential’s systems to ours.

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

Risks Related to Offerings of our Series A Preferred Stock

To the extent that our distributions represent a return of capital for tax purposes, stockholders may recognize an increased gain or a reduced loss upon subsequent sales (including cash redemptions) of their shares of Series A Preferred Stock.

The dividends payable by us on the Series A Preferred Stock may exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. If that were to occur, it would result in the amount of distributions that exceed our earnings and profits being treated first as a return of capital to the extent of the stockholder’s adjusted tax basis in the stockholder’s Series A Preferred Stock and then, to the extent of any excess over the stockholder’s adjusted tax basis in the stockholder’s Series A Preferred Stock, as capital gain. Any distribution that is treated as a return of capital will reduce the stockholder’s adjusted tax basis in the stockholder’s Series A Preferred Stock, and subsequent sales (including cash redemptions) of such stockholder’s Series A Preferred Stock will result in recognition of an increased taxable gain or reduced taxable loss due to the reduction in such adjusted tax basis.

Because we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends on our Series A Preferred Stock will depend almost entirely on the distributions we receive from our Operating Partnership. We may not be able to pay dividends regularly on our Series A Preferred Stock.

We may not be able to pay dividends on a regular quarterly basis in the future on our Series A Preferred Stock. We intend to contribute the entire net proceeds from any offerings of our Series A Preferred Stock to our Operating Partnership in exchange for Series A Preferred Units that have substantially the same economic terms as the Series A Preferred Stock. Because we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends on the Series A Preferred Stock will depend almost entirely on payments and distributions we receive on our interests in our Operating Partnership. If our Operating Partnership fails to operate profitably and to generate sufficient cash from operations (and the operations of its subsidiaries), we may not be able to pay dividends on the Series A Preferred Stock. Furthermore, any new shares of preferred stock on parity with any such series of preferred stock will substantially increase the cash required to continue to pay cash dividends at stated levels. Any common stock or preferred stock that may be issued in the future to finance acquisitions, upon exercise of stock options or otherwise, would have a similar effect.

Your interests could be subordinated and/or diluted by the incurrence of additional debt, the issuance of additional shares of preferred stock, including additional shares of Series A Preferred Stock, and by other transactions.

As of December 31, 2023, our total indebtedness was approximately $166.7 million, which includes $70.0 million outstanding under our revolving credit facilities. We may incur significant additional debt in the future. The Series A Preferred Stock is subordinate to all of our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. In addition, our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, of which 30,000,000 have been classified as shares of Series A Preferred Stock. As of December 31, 2023, we had issued and outstanding 436,675 shares of Series A Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Series A Preferred Stock or any other class or series of preferred stock would dilute the interests of the holders of shares of preferred stock of the applicable class or series, and any issuance of preferred stock senior to the Series A Preferred Stock or any other class or series of preferred stock, or any issuance of additional indebtedness, could affect our ability to pay dividends on, redeem or pay the liquidation preference on any or all of the foregoing class or series of preferred stock. We may issue preferred stock on parity with the Series A Preferred Stock without the consent of the holders of shares of Series A Preferred Stock. Other than the right of holders to cause us to redeem the Series A Preferred Stock upon a Change of Control (as defined below), none of the provisions relating to the Series A Preferred Stock or any other class or series of preferred stock relate to or limit our indebtedness or afford the holders of shares thereof protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of such shares.

In the event a holder of our Series A Preferred Stock exercises their redemption option we may redeem such shares of Series A Preferred Stock either for cash, or for shares of our Class A common stock, or any combination thereof, in our sole discretion.

If we choose to redeem shares of our Series A Preferred Stock for Class A common stock, the holder will receive shares of our common stock and therefore be subject to the risks of ownership thereof. Ownership of shares of our Series A Preferred Stock will not give you the rights of holders of our Class A common stock. Until and unless you receive shares of our Class A common stock upon redemption, you will have only those rights applicable to holders of our Series A Preferred Stock.

The Series A Preferred Stock has not been rated.

We have not sought to obtain a rating for the Series A Preferred Stock. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such ratings or that such a rating, if issued, would not adversely affect the market price of the Series A Preferred Stock. In addition, we may elect in the future to obtain a rating of the Series A Preferred Stock, which could adversely impact the market price of the applicable series. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on negative outlook or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. While ratings do not reflect market prices or the suitability of a security for a particular investor, such downward revision or withdrawal of a rating could have an adverse effect on the market price of the Series A Preferred Stock. It is also possible that the Series A Preferred Stock will never be rated.

Dividend payments on the Series A Preferred Stock are not guaranteed.

Although dividends on the Series A Preferred Stock are cumulative, our Board must approve the actual payment of such distributions. Our Board can elect at any time or from time to time, and for an indefinite duration, not to pay any or all accrued distributions. Our Board could do so for any reason, and may be prohibited from doing so in the following instances:

●poor historical or projected cash flows;
●the need to make payments on our indebtedness;
●concluding that payment of distributions on any or all such series of preferred stock would cause us to breach the terms of any indebtedness or other instrument or agreement; or
●determining that the payment of distributions would violate applicable law regarding unlawful distributions to stockholders.

We intend to use the net proceeds from any offerings of the Series A Preferred Stock to fund future investments and for other general corporate and working capital purposes, but any such offerings will not be conditioned upon the closing of pending property investments and we will have broad discretion to determine alternative uses of proceeds.

We intend to use a portion of the net proceeds from any offerings of our Series A Preferred Stock to fund future investments and for other general corporate and working capital purposes. However, any such offerings will not be conditioned upon the closing of definitive agreements to acquire or invest in any properties. We will have broad discretion in the application of the net proceeds from such offerings, and holders of our Series A Preferred Stock will not have the opportunity as part of their investment decision to assess whether the net proceeds are being used appropriately. Because of the number and variability of factors that will determine our use of the net proceeds from such offerings, their ultimate use may vary substantially from their currently intended use, and result in investments that are not accretive to our results from operations.

If we are required to make payments under any “bad boy” carve-out guaranties, recourse guaranties, and completion guaranties that we may provide in connection with certain mortgages and related loans in connection with an event that constitutes a Change of Control, our business and financial results could be materially adversely affected.

In causing our subsidiaries to obtain certain nonrecourse loans, we may provide standard carve-out guaranties. These guaranties are generally only applicable if and when the borrower directly, or indirectly through agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper (commonly referred to as “bad boy” guaranties). We also may enter into recourse guaranties with respect to future mortgages, or provide credit support to development projects through completion guaranties, which also could increase risk of repayment. In some circumstances, pursuant to guarantees to which we are a party or that we may enter into in the future, our obligations pursuant to such “bad boy” carve-out guaranties and other guaranties may be triggered by a Change of Control, because, among other things, such an event may result indirectly in a change of control of the applicable borrower. Because a Change of Control while any Series A Preferred Stock is outstanding also triggers a right of redemption for cash by the holders thereof, the effect of a Change of Control could negatively impact our liquidity and overall financial condition, and could negatively impact the ability of holders of shares of our Series A Preferred Stock to receive dividends or other amounts on their shares of Series A Preferred Stock.

There is a risk of delay in our redemption of Series A Preferred Stock and we may fail to redeem such securities as required by their terms.

Substantially all of the investments we presently hold and the investments we expect to acquire in the future are, and will be, illiquid. The illiquidity of our investments may make it difficult for us to obtain cash quickly if a need arises. If we are unable to obtain sufficient liquidity prior to a redemption date, we may be forced to, among other things, engage in a partial redemption or to delay a required redemption. If this were to occur, the market price of shares of the Series A Preferred Stock might be adversely affected, and stockholders entitled to a redemption payment may not receive payment.

The Series A Preferred Stock will bear a risk of early redemption by us.

We may voluntarily redeem some or all of the Series A Preferred Stock, for cash or equal value of shares of our Class A common stock, two years after the issuance date. Any such redemptions may occur at a time that is unfavorable to holders of such preferred stock. We may have an incentive to voluntarily redeem shares of Series A Preferred Stock, if market conditions allow us to issue other preferred stock or debt securities at an interest or distribution rate that is lower than the distribution rate on the applicable series of preferred stock. Given the potential for early redemption of the Series A Preferred Stock, holders of such shares may face an increased reinvestment risk, which is the risk that the return on an investment purchased with proceeds from the sale or redemption of the Series A Preferred Stock may be lower than the return previously obtained from the investment in such shares.

Our ability to redeem the Series A Preferred Stock may subject investors to certain risks, including reinvestment risk and volatility risk.

Beginning two years following the date of original issuance of the shares of Series A Preferred Stock to be redeemed, we may voluntarily redeem some or all of such Series A Preferred Stock for cash or shares of our Class A common stock, in our sole discretion. Any redemption of Series A Preferred Stock may occur at a time that is unfavorable to holders of the Series A Preferred Stock. We may have an incentive to redeem the Series A Preferred Stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at an interest or distribution rate that is lower than the distribution rate on the Series A Preferred Stock. Given the potential for early redemption of the Series A Preferred Stock, holders of such shares may face an increased reinvestment risk, which is the risk that the return on an investment purchased with proceeds from the sale or redemption of the Series A Preferred Stock may be lower than the return previously obtained from the investment in such shares. The trading price of the Class A common stock, for which the Series A Preferred Stock may be redeemed, may be volatile and may expose investors to additional volatility risk.

Holders of Series A Preferred Stock should not expect us to redeem all or any such shares on the date they first become redeemable or on any particular date after they become redeemable.

Except in limited circumstances related to our ability to maintain our qualification as a REIT or a special optional redemption in connection with a Change of Control, Series A Preferred Stock may be redeemed by us at our option, either in whole or in part, only on or after two years from the issuance date. Any decision we make at any time to propose a redemption of any such series of preferred stock will depend upon, among other things, our evaluation of our capital position and general market conditions at the time. It is likely that we would choose to exercise our optional redemption right only when prevailing interest rates have declined, which would adversely affect the ability of holders of shares of the applicable series of preferred stock to reinvest proceeds from the redemption in a comparable investment with an equal or greater yield to the yield on such series of preferred stock had their shares not been redeemed. In addition, there is no penalty or premium payable on redemption, and the market price of the shares of such series of preferred stock may not exceed the liquidation preference at the time the shares become redeemable for any reason.

Holders of the Series A Preferred Stock will be subject to inflation risk.

Inflation is the reduction in the purchasing power of money resulting from the increase in the price of goods and services. Inflation risk is the risk that the inflation-adjusted, or “real,” value of an investment in preferred stock or the income from that investment will be worth less in the future. As inflation occurs, the real value of the Series A Preferred Stock and dividends payable on such shares decline.

Holders of the Series A Preferred Stock have extremely limited voting rights.

The voting rights of holders of shares of Series A Preferred Stock will be extremely limited. Our common stock is the only class or series of our stock carrying full voting rights. Holders of Series A Preferred Stock will have certain limited voting rights with respect to amendments to our charter that alter only the contract rights set forth therein of either (a) the Series A Preferred Stock, or (b) of any preferred stock (i) ranking on parity with the Series A Preferred Stock with respect to dividend rights and rights upon our liquidation, dissolution or winding up, and (ii) upon which like voting rights have been conferred. Other than in these limited circumstances, holders of Series A Preferred Stock will generally not have voting rights.

The amount of the liquidation preference is fixed and holders of Series A Preferred Stock will have no right to receive any greater payment.

The payment due upon liquidation is fixed at the liquidation preference of $25.00 per share of Series A Preferred Stock, plus an amount equal to all accrued and unpaid dividends thereon, to and including the date of payment, whether or not authorized or declared. If, in the case of our liquidation, there are remaining assets to be distributed after payment of this amount, holders of Series A Preferred Stock will have no right to receive or to participate in these amounts.

Our charter, including the articles supplementary establishing the Series A Preferred Stock, contains restrictions upon ownership and transfer of such preferred stock which may impair the ability of holders to acquire such preferred stock and the shares of our Class A common stock into which shares thereof may be converted, at the Company’s option, pursuant to the redemption at the option of the holder under certain circumstances.

Our charter, including the articles supplementary establishing the Series A Preferred Stock, contains restrictions on ownership and transfer of the Series A Preferred Stock, which restrictions are intended to assist us in maintaining our qualification as a REIT for U.S. federal income tax purposes. For example, to assist us in qualifying as a REIT, the articles supplementary establishing the Series A Preferred Stock prohibits anyone from owning, or being deemed to own by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding Series A Preferred Stock. You should consider these ownership limitations prior to a purchase of shares of our Series A Preferred Stock.

Our ability to pay dividends or redeem shares is limited by the requirements of Maryland law.

Our ability to pay dividends on or redeem shares of the Series A Preferred Stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation generally may not make a distribution (including a dividend or redemption) if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we generally may not make a distribution on Series A Preferred Stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of the Series A Preferred Stock. Any dividends or redemption payments may be delayed or prohibited.

If our Class A common stock is no longer listed on the NYSE American or another national securities exchange, we will be required to terminate any continuous offering(s) of Series A Preferred Stock.

The Series A Preferred Stock are “covered securities” and therefore are not subject to registration under the state securities, or “Blue Sky,” regulations in the various states in which it may be sold due to its seniority to our Class A common stock, which is listed on the NYSE American. If our Class A common stock is no longer listed on the NYSE American or another appropriate exchange, we will be required to register any offering of Series A Preferred Stock in any state in which such offering was subsequently made. This would require the termination of any continuous offering(s) of Series A Preferred Stock and could result in our raising an amount of gross proceeds that is substantially less than the amount of the gross proceeds we expect to raise if the maximum offering amounts are sold. This would reduce our ability to make additional investments and limit the diversification of our portfolio.

To the extent that our distributions represent a return of capital for tax purposes, stockholders may recognize an increased gain or a reduced loss upon subsequent sales (including cash redemptions) of their shares of Series A Preferred Stock.

The dividends payable by us on the Series A Preferred Stock may exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. If that were to occur, it would result in the amount of distributions that exceed our earnings and profits being treated first as a return of capital to the extent of the stockholder’s adjusted tax basis in the stockholder’s Series A Preferred Stock and then, to the extent of any excess over the stockholder’s adjusted tax basis in the stockholder’s Series A Preferred Stock, as capital gain. Any distribution that is treated as a return of capital will reduce the stockholder’s adjusted tax basis in the stockholder’s Series A Preferred Stock, and subsequent sales (including cash redemptions) of such stockholder’s Series A Preferred Stock will result in recognition of an increased taxable gain or reduced taxable loss due to the reduction in such adjusted tax basis.

There is currently no public trading market for our Series A Preferred Stock, and one may never exist; therefore, your ability to dispose of your shares will likely be limited.

There is no public market for our Series A Preferred Stock, and we currently have no plan to list the Series A Preferred Stock on a securities exchange or to include such shares for quotation on any national securities market. Additionally, our charter contains restrictions on the ownership and transfer of our securities, including our Series A Preferred Stock, and these restrictions may inhibit the ability to sell shares of our Series A Preferred Stock, promptly or at all. Beginning immediately upon original issuance of any share of Series A Preferred Stock, the holder thereof may require us to redeem, and beginning two years from the date of original issuance, we may redeem, any such share, in each case with the redemption price payable, in our sole discretion, in cash or in equal value of shares of our Class A common stock, based on the closing price per share of our Class A common stock for the single trading day prior to the date of redemption. If we opt to pay the redemption price in shares of our common stock, holders of shares of Series A Preferred Stock may receive publicly traded shares, as we currently expect to continue listing our Class A common stock on the NYSE American.

You will not have the opportunity to evaluate our future investments prior to purchasing shares of our Series A Preferred Stock.

Other than the investments disclosed in any applicable prospectus or prospectus supplement prior to your investment, you will not have the opportunity to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments that we have not yet identified prior to purchasing shares of our Series A Preferred Stock. You must rely on the Manager and our Board to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. We may invest in any asset class, including those that present greater risk than single-family residential assets. Because you cannot evaluate our future investments in advance of purchasing shares of our Series A Preferred Stock, an offering of our Series A Preferred Stock may entail more risk than other types of offerings. This additional risk may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

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

The use of the sources described above for distributions and the ultimate repayment of any liabilities incurred, as well as the payment of distributions in excess of our FFO, could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and reduce your overall return and adversely impact and dilute the value of your investment in shares of our Series A Preferred Stock. To the extent distributions in excess of current and accumulated earnings and profits (i) do not exceed a stockholder’s adjusted basis in our stock, such distributions will not be taxable to a stockholder, but rather a stockholder’s adjusted basis in our stock will be reduced; and (ii) exceed a stockholder’s adjusted tax basis in our stock, such distributions will be included in income as long-term capital gain if the stockholder has held its shares for more than one year and otherwise as short-term capital gain.

There may not be a broad market for our Class A common stock, which may cause our Class A common stock to trade at a discount and make it difficult for you to sell the Class A common stock for which your Series A Preferred Stock may be redeemable at our option.

Our Class A common stock for which the shares of our Series A Preferred Stock may be redeemable at our option trades on the NYSE American under the symbol “BHM.” Listing on the NYSE American or another national securities exchange does not ensure an actual or active market for our Class A common stock. The market price of our Class A common stock may fluctuate widely as a result of a number of factors, many of which are outside of our control. In addition, the stock market is subject to fluctuations in share prices and trading volumes that affect the market prices of the shares of many companies. These fluctuations in the stock market may materially and adversely affect the market price of our Class A common stock. Among the factors that could affect the market price of our common stock are:

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

Accordingly, an actual or active market for our Class A common stock may not be maintained, the prices at which shares of our Class A common stock trade may fluctuate significantly, the market for our Class A common stock may not be liquid, the holders of our Class A common stock may be unable to sell their shares of our Class A common stock, and the prices that may be obtained following the sale of our Class A common stock upon the redemption of your Series A Preferred Stock may not reflect the underlying value of our assets and business.

Shares of Series A Preferred Stock may be redeemed for shares of our Class A common stock, which rank junior to the Series A Preferred Stock with respect to dividends and upon liquidation.

The holders of shares of Series A Preferred Stock may require us to redeem such shares, with the redemption price payable, in our sole discretion, in cash or in equal value of shares of our Class A common stock, based on the closing price per share of our Class A common stock for the single trading day prior to the date of redemption. We may opt to pay the redemption price in shares of our Class A common stock. The rights of the holders of shares of Series A Preferred Stock rank senior to the rights of the holders of shares of our common stock as to dividends and payments upon liquidation. Unless full cumulative dividends on shares of our Series A Preferred Stock for all past dividend periods have been declared and paid (or set apart for payment), we will not declare or pay dividends with respect to any shares of our common stock for any period. Upon liquidation, dissolution or winding up of our company, the holders of shares of our Series A Preferred Stock are entitled to receive a liquidation preference of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, in each case prior and in preference to any distribution to the holders of shares of our common stock or any other class of our equity securities.

We will be able to call shares of Series A Preferred Stock for redemption under certain circumstances without the consent of the holder.

We will have the ability to call the outstanding shares of Series A Preferred Stock after two years from the date of original issuance of such shares of Series A Preferred Stock. At that time, we will have the right to redeem, at our option, the outstanding shares of Series A Preferred Stock, in whole or in part, at 100% of the Stated Value per share, plus an amount equal to any accrued and unpaid dividends.

Our requirement to redeem the Series A Preferred Stock in the event of a Change of Control may, in either case, deter a change of control transaction otherwise in the best interests of our stockholders.

Upon the occurrence of a Change of Control (as defined below) with respect to the Series A Preferred Stock, we will be required to redeem all outstanding shares of the Series A Preferred Stock, in whole, within 60 days after the first date on which such Change of Control occurred, in cash at a redemption price of $25.00 per share of Series A Preferred Stock; plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The mandatory redemption feature of each share of the Series A Preferred Stock in connection with a Change of Control may each have the effect of inhibiting a third party from making an acquisition proposal for us, or of delaying, deferring or preventing a change of control of us, under circumstances that otherwise could provide the holders of our common stock and/or Series A Preferred Stock with the opportunity for liquidity or the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

A “Change of Control” is when after the initial issuance of the Series A Preferred Stock any of the following has occurred and is continuing:

●	a “person” or “group” within the meaning of Section 13(d) of the Exchange Act, other than our Company, its subsidiaries, and its and their employee benefit plans, has become the direct or indirect “beneficial owner,” as defined in Rule 13d-3 under the Exchange Act, of our common equity representing more than 50% of the total voting power of all outstanding shares of our common equity that are entitled to vote generally in the election of directors, with the exception of (A) the formation of a holding company, or (B) immediately prior to such transaction, such person or group, together with its or their related entities, including, without limitation, any trust established for the benefit of such person or any member of such group or any family member thereof (collectively, an “Ownership Group”), owned sufficient interests in the Operating Partnership such that the exercise by all or any members of such Ownership Group of the Common Unit Redemption Right (as defined in Section 8.04(a) of the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended) with respect to such interests would result in all or any members of such Ownership Group (individually or collectively) becoming the direct or indirect beneficial owner of our common equity representing more than 50% of the total voting power of all outstanding shares of Voting Stock;
●	consummation of any share exchange, consolidation or merger of our Company or any other transaction or series of transactions pursuant to which our common stock will be converted into cash, securities or other property, (1) other than any such transaction where the shares of our common stock outstanding immediately prior to such transaction constitute, or are converted into or exchanged for, a majority of the common stock of the surviving person or any direct or indirect parent company of the surviving person immediately after giving effect to such transaction, and (2) expressly excluding any such transaction preceded by our Company’s acquisition of the capital stock of another company for cash, securities or other property, whether directly or indirectly through one of our subsidiaries, as a precursor to such transactions; or
●	at least a majority of our Board ceases to be constituted of directors who were either (A) a member of our Board on October 6, 2022, for purposes of the Series A Preferred Stock, or (B) who became a member of our Board subsequent to such applicable date and whose appointment, election or nomination for election by our stockholders was duly approved by a majority of the Continuing Directors on our Board at the time of such approval, either by a specific vote or by approval of the proxy statement issued by our Company on behalf of our Board in which such individual is named as nominee for director (“Continuing Directors”).

In addition, if we experience a Change of Control, there can be no assurance that we would have sufficient financial resources available to satisfy our obligations to redeem the Series A Preferred Stock, and any guarantees or indebtedness that may be required to be repaid or repurchased as a result of such event. Our failure to redeem the Series A Preferred Stock could have material adverse consequences for us and the holders of the Series A Preferred Stock.

We established the offering price for the Series A Preferred Stock pursuant to negotiations among us and our affiliated dealer manager; as a result, the actual value of an investment in the Series A Preferred Stock may be substantially less than the amount paid.

The selling price of the Series A Preferred Stock was determined pursuant to negotiations among us and the dealer manager, which is an affiliate of Bluerock, based upon the following primary factors at the time of the offering: the economic conditions in and future prospects for the industry in which we compete; our prospects for future earnings; an assessment of our management; the state of our development; the prevailing condition of the equity securities market; the state of the market for non-traded REIT securities; and market valuations of public companies considered comparable to our Company. Because the offering price is not based upon any independent valuation, the offering price is not indicative of the proceeds that an investor in the Series A Preferred Stock would receive upon liquidation.

Your percentage of ownership may become diluted if we issue new shares of stock or other securities, and issuances of additional preferred stock or other securities by us may further subordinate the rights of the holders of our common stock (which you may become upon receipt of redemption payments in shares of our Class A common stock for any of your shares of Series A Preferred Stock).

Under the terms of our Series A Preferred Stock, we may make redemption payments in shares of our Class A common stock. Although the dollar amounts of such payments are unknown, the number of shares to be issued in connection with such payments may fluctuate based on the price of our Class A common stock. Any sales or perceived sales in the public market of shares of our Class A common stock issuable upon such redemption payments could adversely affect prevailing market prices of shares of our Class A common stock. The issuance of shares of our Class A common stock upon such redemption payments also may have the effect of reducing our net income per share (or decreasing our net loss per share). In addition, the existence of Series A Preferred Stock may encourage short selling by market participants because the existence of redemption payments could depress the market price of shares of our Class A common stock.

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

Our charter also authorizes our Board, without stockholder approval, to designate and issue one or more classes or series of preferred stock in addition to the Series A Preferred Stock (including equity or debt securities convertible into preferred stock) and to set or change the voting, conversion or other rights, preferences, restrictions, limitations as to dividends or other distributions and qualifications or terms or conditions of redemption of each class or series of shares so issued. If any additional preferred stock is publicly offered, the terms and conditions of such preferred stock (including any equity or debt securities convertible into preferred stock) will be set forth in a registration statement registering the issuance of such preferred stock or equity or debt securities convertible into preferred stock. Because our Board has the power to establish the preferences and rights of each class or series of preferred stock, it may afford the holders of any series or class of preferred stock preferences, powers, and rights senior to the rights of holders of common stock or the Series A Preferred Stock. If we ever create and issue additional preferred stock or equity or debt securities convertible into preferred stock with a distribution preference over common stock or the Series A Preferred Stock, payment of any distribution preferences of such new outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock and our Series A Preferred Stock. Further, holders of preferred stock are normally entitled to receive a preference payment if we liquidate, dissolve, or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of additional preferred stock may delay, prevent, render more difficult or tend to discourage a merger, tender offer, or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management.

Stockholders have no rights to buy additional shares of stock or other securities if we issue new shares of stock or other securities. We may issue common stock, convertible debt or preferred stock pursuant to a subsequent public offering or a private placement, or to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration. Investors purchasing Series A Preferred Stock in an offering of our Series A Preferred Stock who do not participate in any future stock issuances will experience dilution in the percentage of the issued and outstanding stock they own. In addition, depending on the terms and pricing of any additional offerings and the value of our investments, you also may experience dilution in the book value and fair market value of, and the amount of distributions paid on, your shares of Series A Preferred Stock and Class A common stock, if any.

Holders of the Series A Preferred Stock have no control over changes in our policies and operations.

Our Board determines our major policies, including with regard to investment objectives, financing, growth, debt capitalization, REIT qualification and distributions. Our Board may amend or revise these and other policies without a vote of the stockholders.

Holders of shares of Series A Preferred Stock will generally have no voting rights under our charter, except with respect to any amendment of our charter that would alter only the contract rights, as expressly set forth therein, of either (a) the Series A Preferred Stock alone, or (b) of any preferred stock (i) ranking on parity with the Series A Preferred Stock with respect to dividend rights and rights upon our liquidation, dissolution or winding up, and (ii) upon which like voting rights have been conferred. Other than in these limited circumstances, holders of Series A Preferred Stock will have no voting rights.

Risks Related to Our Status as a REIT

Failure to maintain our qualification as a REIT would materially and adversely affect us and the value of our common stock.

In October 2023, we filed our U.S. federal income tax return for the taxable year ending December 31, 2022 and elected to be treated, and currently qualify, as a real estate investment trust (“REIT”) for federal income tax purposes. We believe that, commencing with such taxable year, we have been organized and have operated in a manner as to qualify for taxation as a REIT for U.S. federal income tax purposes, and intend to continue to so operate. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. Therefore, we cannot guarantee that we will remain qualified as a REIT in the future.

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

If we fail to maintain our REIT qualification in any taxable year, we will face significant tax consequences that would substantially reduce our cash available for distribution to our stockholders for each of the years involved because:

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

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to maintain our qualification as a REIT, we will no longer be required to make distributions to our stockholders. As a result of all these factors, our failure to maintain our qualification as a REIT could impair our ability to expand our business and raise capital, and could materially and adversely affect the trading price of our common shares.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to maintain our qualification as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our common shares, requirements regarding the composition of our assets and requirements that certain percentages of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially and adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

In certain circumstances, we may be subject to certain U.S. federal, state and local taxes despite our qualification as a REIT, which would reduce our cash available for distribution to you.

Even if we maintain our qualification as a REIT, we may be subject to certain U.S. federal, state and local income, property and excise taxes on our income and assets and, in certain cases, a 100% penalty tax on net income from any “prohibited transaction.” In addition, any taxable REIT subsidiaries (each a “TRS”) of ours will be subject to U.S. federal income tax, and applicable state and local taxes, as regular corporations in the jurisdictions in which they operate. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our properties and pay income tax directly on such income. In that event, our stockholders would be treated as if they had earned that income and paid the tax on it directly, would be eligible to receive a credit or refund of the taxes deemed paid on the income deemed earned, and would increase the adjusted basis of their shares by the excess of such deemed income over the amount of taxes deemed paid. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the subsidiaries through which we indirectly own our assets. Any U.S. federal or state taxes we pay will reduce our cash available for distribution to you.

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

To maintain our qualification as a REIT for U.S. federal income tax purposes, we generally will be required to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, each year. We also will be subject to tax at regular corporate income tax rates to the extent that we distribute less than 100% of our taxable income (including net capital gains) each year.

In addition, we will be subject to a 4% nondeductible excise tax to the extent that we fail to distribute during any calendar year at least the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year, and any amount of that income that was not distributed in prior years.

We intend to make distributions to our stockholders to comply with the distribution requirements of the Code as well as to reduce our exposure to U.S. federal income taxes and the nondeductible excise tax. Differences in timing between the receipt of income and the payment of expenses to arrive at taxable income, along with the effect of required debt amortization payments, could require us to borrow funds to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT, even if our management believes that the then prevailing market conditions generally are not favorable for such borrowings or that such borrowings would not be advisable in the absence of such tax considerations. If we borrow money to meet such distribution requirements or for other working capital needs, our expenses will increase, our net income will be reduced by the amount of interest we pay on the money we borrow and we will be obligated to repay the money we borrow from future earnings or by selling assets, which may decrease future distributions to stockholders.

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

The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is currently 20%, plus a 3.8% “Medicare tax” surcharge. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. However, for taxable years beginning before January 1, 2026, ordinary REIT dividends constitute “qualified business income,” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum U.S. federal income tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. However, to qualify for this deduction, the stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (considering certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend, and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. The more-favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of our common stock.

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

Distributions to tax-exempt investors may be classified as unrelated business taxable income and, in certain circumstances, tax-exempt investors would be required to pay tax on the unrelated business taxable income and to file income tax returns.

Neither ordinary nor capital gain distributions with respect to our stock nor gain from the sale of stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

●	under certain circumstances, part of the income and gain recognized by certain qualified employee pension trusts with respect to our stock may be treated as unrelated business taxable income if our stock is predominately held by qualified employee pension trusts, such that we are a “pension-held” REIT (which we do not expect to be the case);
●	part of the income and gain recognized by a tax-exempt investor with respect to our stock would constitute unrelated business taxable income if such investor incurs debt in order to acquire the stock; and
●	part or all of the income or gain recognized with respect to our stock held by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Code may be treated as unrelated business taxable income.

We encourage you to consult your tax advisor to determine the tax consequences applicable to you if you are a tax-exempt investor.

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

Our charter, with certain exceptions, authorizes our Board to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted, prospectively or retroactively, by our Board, our charter prohibits any person from beneficially or constructively owning more than 9.8% in value of the aggregate of our outstanding shares of capital stock or 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock. Our Board may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of such thresholds does not satisfy certain conditions designed to ensure that we will not fail to qualify as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance is no longer required for REIT qualification.

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

Our charter permits our Board to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our Board may amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any such stock. Our Board has authorized a total of 250,000,000 shares of preferred stock for issuance, of which, 30,000,000 have been classified as shares of Series A Preferred Stock. As of December 31, 2023, there are issued and outstanding 436,675 shares of Series A Preferred Stock, which are senior to our common stock with respect to priority of dividend payments and rights upon liquidation, dissolution or winding up. Our Board could also classify for issuance up to 220,000,000 of the remaining authorized shares of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

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

Future dividends will be declared and paid at the discretion of our Board, and the amount and timing of dividends will depend upon cash generated by operating activities, our business, financial condition, results of operations, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as our Board deems relevant. Our Board may change our dividend policy at any time, and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods. We cannot assure you that we will consistently be able to generate sufficient available cash flow to fund distributions on our common stock, nor can we assure you that sufficient cash will be available to make distributions to you. We cannot predict the amount of distributions you may receive and we may be unable to pay, maintain or increase distributions over time. Our inability to acquire additional properties or make real estate-related investments or operate profitably may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions on our common stock. Any reduction in our dividends may cause investors to seek alternative investments, which would result in selling pressure on, and a decrease in the market price of, our common stock. As a result, the price of our common stock may decrease, which may have a material adverse effect on our business, financial condition and results of operations. In addition, to the extent we make distributions to stockholders with sources other than cash flow from operations, the amount of cash that is available for investment in real estate assets will be reduced, which will in turn negatively impact our ability to achieve our investment objectives and limit our ability to make future distributions.

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

Item 1B.   Unresolved Staff Comments

None.

Item 1C.   Cybersecurity

Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. We have an enterprise-wide information security program designed to identify, protect, detect, and respond to and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve, and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, incoming (external) physical infrastructure with enhanced firmware, continuous employee training, internal reporting, and monitoring and detection tools. We also engage top third-party security providers for applications and infrastructure to identify, prioritize, assess, mitigate, and remediate risks.

Our information technology (“IT”) department regularly assess risks from cybersecurity and technology threats and monitors our information systems for potential vulnerabilities. We use a widely adopted risk quantification model to identify, measure and prioritize cybersecurity and technology risks and develop related security controls and safeguards. We conduct regular reviews and tests of our information security program, including but not limited to tabletop exercises, penetration and vulnerability testing, red team exercises, simulations, and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning.

We have implemented incident response and breach management processes which have four overarching and interconnected stages: (i) preparation for a cybersecurity incident, (ii) detection and analysis of a security incident, (iii) containment, eradication, and recovery, and (iv) post-incident analysis. Such incident responses are overseen by our Leadership Committee comprised of our Chief Operating Officer, Chief Financial Officer, General Counsel and Senior Vice President of FP&A.

Security events and data incidents are evaluated, ranked by severity, and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact and reviewed for privacy impact.

As part of the above processes, we regularly engage external resources and consultants to assess our internal cybersecurity programs and compliance with applicable practices and standards.

Our risk management program also assesses third party risks, and we perform third-party risk management to identify and mitigate risks from key third parties such as vendors, suppliers, and other business partners. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers when handling and/or processing our employee, business, or customer data. In addition, we perform risk management during third-party cybersecurity compromise incidents to identify and mitigate risks to us from third-party incidents.

Management has not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. See Item 1A. Risk Factors, “We are highly dependent on information systems and therefore systems failures, cybersecurity incidents or other technology disruptions could negatively impact our business” and “Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.” above for more information. While we continually work to safeguard the information systems we use, and the proprietary, confidential and personal information residing therein, and mitigate potential risks, there can be no assurance that such actions will be sufficient to prevent cybersecurity incidents or mitigate all potential risks to such systems, networks and data or those of our third-party providers.

Governance

Our Board holds oversight responsibility over our strategy and risk management, including material risks related to cybersecurity threats. This oversight is executed directly by the Board and through its committees. The Audit Committee meets annually to review enterprise security, technology risks and cybersecurity threats, risk assessments and areas of emerging risks, incidents and mitigation strategies, and industry trends.

Our IT department maintains internal and external resources and is led by our IT Manager and assisted by our Risk Assessment/IT Compliance & Enterprise Manager. These two individuals have a combined 40+ years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other public companies. The IT department is responsible for the information security of the organization and for the oversight of all cybersecurity infrastructure and programs. The department provides regular reports to senior management and other relevant teams on various cybersecurity threats, assessments, and findings.

Our Leadership Committee is responsible for the oversight of risks from cybersecurity threats. The Leadership Committee receive updates on a quarterly basis from leaders of our IT department and compliance and legal teams regarding matters of cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity, and data privacy incidents (if any) and status on key information security initiatives. Our Leadership Committee and IT department discuss cybersecurity-related current events and any updates to our cybersecurity risk management and strategy programs.

Management, in coordination with our IT department, is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Management is responsible for approving budgets, approving cybersecurity processes, and reviewing cybersecurity assessments and other cybersecurity-related matters.

Item 2.   Investments

As of December 31, 2023, we held eighteen real estate investments, consisting of eleven consolidated investments and seven held through preferred equity and loan investments. The following tables provide summary information regarding our consolidated investments and preferred equity and loan investments.

Consolidated Investments

		Number of	Average Year	Ownership	Average	%
Operating Investment Name	Market / Location	Units (1)	Built	Interest	Rent (2)	Occupied (3)
Ballast	AZ / CO / WA	84	1998	95%	$2,104	90.5%
Golden Pacific	IN / KS / MO	169	1977	97%	1,715	92.3%
ILE	TX / SE US	482	1991	95%	1,838	95.8%
Indy-Springfield, formerly Peak JV 1	IN / MO	334	1999	100%	1,266	95.3%
Navigator Villas	Pasco, WA	176	2013	90%	1,587	97.7%
Peak JV 2	Various / TX	596	1980	80%	1,292	89.3%
Peak JV 3	Dallas-Fort Worth, TX	150	1961	56%	1,112	100.0%
Savannah-84, formerly Peak JV 4	Savannah, GA	84	2022	100%	1,749	97.6%
Wayford at Concord	Concord, NC	150	2019	83%	2,176	97.3%
Yauger Park Villas	Olympia, WA	80	2010	95%	2,400	95.0%
Total Operating Units / Average		2,305			$1,597	94.1%

Development Investment Name
Abode Wendell Falls (4)	Wendell, NC	170	—	100%	—	—
Total Development Units		170
Total Units		2,475
(1)	Total operating units includes an aggregate of 118 units classified as held for sale and includes the following portfolios: 35 units in Indy-Springfield, 13 units in Peak JV 2, and 70 units in Peak JV 3.
(2)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the three months ended December 31, 2023.
(3)	Percent occupied is calculated as (i) the number of units occupied as of December 31, 2023 divided by (ii) total number of units, expressed as a percentage. Percent occupied excludes an aggregate of 60 down/renovation units.
(4)	Abode Wendell Falls is a build to rent development project expected to commence construction in the second quarter 2024. The total estimated project cost is $56.0 million, of which $6.5 million was incurred as of December 31, 2023.

Preferred Equity and Loan Investments

			Total Actual/
		Actual/	Estimated		Actual/	Actual/	Actual/
		Planned	Construction		Estimated	Estimated	Estimated	Estimated
		Number	Cost	Cost to Date	Construction	Initial	Construction	Average
Lease-up Investment Name	Location / Market	of Units	(in millions)	(in millions)	Cost Per Unit	Occupancy	Completion	Rent (1)
The Woods at Forest Hill	Forest Hill, TX	76	$17.1	$17.1	$225,000	4Q 2022	3Q 2023	$1,625
Willow Park	Willow Park, TX	58	17.1	17.1	294,828	2Q 2022	3Q 2023	2,362
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	63.2	61.7	214,966	2Q 2023	4Q 2023	1,743
The Cottages of Port St. Lucie	Port St. Lucie, FL	286	69.6	63.8	243,357	2Q 2023	1Q 2024	2,133
Wayford at Innovation Park	Charlotte, NC	210	62.0	40.4	295,238	3Q 2023	3Q 2024	1,994
Total Lease-up Units		924

Development Investment Name
Chandler	Chandler, AZ	208	48.2	39.6	231,731	2Q 2024	3Q 2024	1,920
Total Development Units		208

Operating Investment Name		Number of Units						Average Rent (1)
Peak Housing (2)	IN / MO / TX	452						$1,009
Total Operating Units		452
Total Units / Average		1,584						$1,687
(1)	For lease-up and development investments, represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization. For operating investments, represents the average effective monthly rent per occupied unit for the three months ended December 31, 2023.
(2)	Peak Housing is a stabilized operating portfolio and the number of units shown represents those collateralizing our preferred equity investment in the Peak REIT OP as of December 31,2023 (refer to Note 8 of our combined consolidated financial statements for further information). Unit count excludes units presented in the consolidated investments table above.

Item 3.   Legal Proceedings

We are not party to, and none of our properties are subject to, any material pending legal proceeding.

Item 4.   Mining Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of Class A common stock have been traded on the NYSE American under the symbol “BHM” since October 6, 2022, which is the date the Company was spun-off from Bluerock Residential.

On March 5, 2024, the closing price of our Class A common stock, as reported on the NYSE American, was $14.50.

	Period Ending
Index	10/06/22	12/31/22	12/31/23
Bluerock Homes Trust, Inc.	100.00	92.57	65.11
Russell 3000 Index	100.00	102.36	128.92
Russell 2000 Index	100.00	100.89	117.97
Dow Jones Equity All REIT Index	100.00	105.65	117.58
MSCI U.S. REIT Index	100.00	106.01	120.58

Stockholder Information

As of March 5, 2024, we had approximately 3,871,265 shares of Class A common stock outstanding held by a total of 515 stockholders, one of which is the holder for all beneficial owners who hold in street name.

Distributions

Future distributions paid by us on our Class A common stock and Class C common stock will be at the discretion of our Board, and will depend upon our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant. Except for the special dividend addressed below, no distributions were paid on our Class A common stock and Class C common stock for the years ended December 31, 2023 and 2022.

On December 19, 2023 our Board authorized, and we declared a special dividend of $1.00 per share on our Class A common stock, Class C common stock, OP Units and LTIP Units, which was payable to the stockholders of record as of December 29, 2023, and which was paid in cash on January 5, 2024.

On January 15, 2024, our Board authorized and we declared (i) regular monthly dividends for the first quarter 2024 equal to a monthly rate of $0.125 per share on our Series A Preferred Stock (the “Series A Preferred Dividends”), payable monthly to the stockholders of record as of January 25, February 23 and March 25 of 2024, and (ii) special dividends on shares of our Series A Preferred Stock for the first quarter 2024, which will be seamlessly aggregated with the regular monthly Series A Preferred Dividends so as to effect a dividend rate of 2.0% over the 10-Year Daily Treasury Par Yield Curve Rate with a floor of 6.0% annually, calculated and paid monthly. Such special dividends will be payable to the extent the average 10-Year Treasury Rate exceeds 4.0%. The Series A Preferred Dividends and special dividends for the months of January and February were paid in cash on February 5, 2024 and March 5, 2024, respectively, with the March dividends to be paid in cash on April 5, 2024.

Unregistered Sales of Equity Securities

We previously disclosed our issuances during the years ended December 31, 2023 and 2022 of equity securities that were not registered under the Securities Act of 1933, as amended, in our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission (the “SEC”) on November 4, 2022 and November 9, 2023, and on Form 8 - K filed with the SEC on January 5, 2023, February 23, 2023, May 19, 2023, May 26, 2023, August 16, 2023 and November 15, 2023.

Item 6.   [Reserved]

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the historical results of operations and liquidity and capital resources of Bluerock Homes Trust, Inc. (“Bluerock Homes,” “the Company,” “we,” “us,” or “our”), which was incorporated as a Maryland corporation on December 16, 2021. Prior to October 6, 2022, Bluerock Home’s sole stockholder was Bluerock Residential Growth REIT, Inc, a Maryland corporation (“Bluerock Residential” or “Parent”). We previously operated as part of Bluerock Residential and not as a standalone company. On October 6, 2022, Bluerock Residential completed a spin - off transaction that resulted in its single - family residential real estate business and certain other assets being contributed to us and Bluerock Homes becoming an independent publicly traded company. Please refer to the section in Item 1 captioned “The Separation and the Distribution” for a description of the Separation and the Distribution. You should read the following discussion and analysis in conjunction with the accompanying financial statements of Bluerock Homes, and the notes thereto. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See also “Forward-Looking Statements” preceding Part I. We refer to Bluerock Real Estate, L.L.C., a Delaware limited liability company, and its affiliate, Bluerock Real Estate Holdings, LLC, a Delaware limited liability company, together as “BRE,” and we refer to our external manager, Bluerock Homes Manager, LLC, a Delaware limited liability company organized in 2022, as the “Manager.” Both BRE and our Manager are affiliated with us.

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

We have no employees and are supported by a related-party service agreement with the Manager (the “Management Agreement”). We are externally managed by the Manager, which manages our day-to-day operations under the Management Agreement. The current term of the Management Agreement expires October 6, 2024 and will be automatically renewed for a one-year term each year on October 6, unless previously terminated in accordance with the terms of the Management Agreement. The Manager is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf. Substantially all our business is conducted through our operating partnership, Bluerock Residential Holdings, L.P., a Delaware limited partnership (our “Operating Partnership”), of which we are the sole general partner.

As of December 31, 2023, we held eighteen real estate investments, consisting of eleven consolidated investments and seven preferred equity and loan investments. The eighteen investments represent an aggregate of 4,059 residential units, comprised of 2,475 consolidated units, of which 170 units are under development, and 1,584 units through preferred equity and loan investments. As of December 31, 2023, our consolidated operating investments were approximately 94.1% occupied.

We have elected to be taxed and have qualified as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our taxable year ended December 31, 2022. As a REIT, we generally are not subject to corporate-level income taxes. In order to maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we fail to maintain our qualification as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates and we would not be permitted to qualify as a REIT for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and results of operations. We intend to continue to organize and operate in such a manner as to remain qualified as a REIT.

Significant Developments

Acquisitions of and Investments in Real Estate

In addition to the new investments summarized in the table below, we (i) increased our preferred equity investment commitments in (a) the Willow Park joint venture by $2.1 million, for a total commitment of $4.6 million, and (b) The Woods at Forest Hill joint venture by $2.3 million, for a total commitment of $5.6 million, and (ii) funded an aggregate of approximately $7.6 million of preferred equity investments in The Woods at Forest Hill, Wayford at Innovation Park and Willow Park.

The following is a summary of our real estate investments made during the year ended December 31, 2023 ($ in millions):

		Date of	Number of	Ownership	Purchase
Consolidated Investment Name	Location	Investment	Units	Interest	Price
Savannah-84, formerly Peak JV 4	Savannah, GA	February 23, 2023	18	100%	$4.2
Abode Wendell Falls (1)	Wendell, NC	December 20, 2023	170	100%	5.8
Total Operating Investments			188		$10.0

				Commitment	Investment
Loan Investment Name				Amount	Amount
Willow Park	Willow Park, TX	October 26, 2023	58	$9.4	$9.4
The Woods at Forest Hill	Forest Hill, TX	December 28, 2023	76	8.3	8.3
Total Loan Investments			134		$17.7

Preferred Equity Investment Name
Chandler	Chandler, AZ	November 15, 2023	208	$15.0	$15.0
Total Preferred Equity Investments			208		$15.0
Total			530		$42.7
(1)	Abode Wendell Falls is a build to rent development project expected to commence construction in the second quarter 2024. The total estimated project cost is $56.0 million, of which $6.5 million was incurred as of December 31, 2023.

Held for Sale

As of December 31, 2023, we classified an aggregate of 118 units as held for sale in our combined consolidated balance sheets, with a $1.3 million recorded impairment related to held for sale units which is included in gain on sale and impairment of real estate investments, net on our combined consolidated statements of operations. The units are included in the following portfolios: 35 units of Indy-Springfield (formerly Peak JV 1), 13 units of Peak JV 2, and 70 units of Peak JV 3. These units were identified based on submarket analysis and individual unit-level operational review.

Sale of Real Estate Investments

In addition to the sales summarized in the table below, our preferred equity investment in the operating partnership of Peak Housing REIT (the “Peak REIT OP”) was partially redeemed in the aggregate amount of $10.7 million, which included principal investment of $9.7 million and accrued preferred return of $1.0 million. The partial redemption of our preferred equity investment was a result of the sale by Peak REIT OP of 196 of the 648 units that collateralized our investment. As of December 31, 2023, our remaining preferred equity investment in the Peak REIT OP was $10.6 million, with a remaining 452 units as collateral underlying our investment.

The following is a summary of our real estate sales and redemptions of our preferred equity investments during the year ended December 31, 2023 ($ in millions):

			Number of		BHM Net
Consolidated Investment Name	Location	Date of Sale (1)	Units	Sale Price	Proceeds
Golden Pacific	IN / KS / MO	2Q & 4Q 2023	2	$0.8	$0.7
Peak JV 2	Various / TX	2Q & 4Q 2023	12	2.7	2.7
Peak JV 3	Dallas-Fort Worth, TX	2Q – 4Q 2023	39	6.0	5.7
Total Consolidated Investments			53	$9.5	$9.1

		Date of
Preferred Equity Investment Name		Redemption
Willow Park (2)	Willow Park, TX	October 26, 2023	46	$17.1	$4.1
The Cottages at Warner Robins	Warner Robins, GA	December 15, 2023	251	64.7	16.6
Total Preferred Equity Investments			297	$81.8	$20.7
Total			350	$91.3	$29.6
(1)	Units were sold from the respective portfolios on various dates throughout the specified quarters.
(2)	Our preferred equity investment in Willow Park was redeemed for net proceeds of $4.1 million, which included $2.9 million of our total $4.6 million principal investment and $1.2 million of accrued preferred return. The remaining $1.7 million of our principal investment is collateralized by The Woods at Forest Hill and Peak REIT OP investments and is recorded within accounts receivable, prepaids and other assets of our consolidated balance sheet.

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

Results of Operations

Note 4 “Sale of Real Estate Assets and Held for Sale Real Estate Assets”; Note 5 “Investments in Real Estate”; Note 6 “Acquisition of Real Estate”; Note 7 “Notes and Interest Receivable”; and Note 8 “Preferred Equity Investments in Unconsolidated Real Estate Joint Ventures,” to our Combined Consolidated Financial Statements provide discussion of the various purchases and sales of properties and joint venture equity interests. These transactions have resulted in material changes to the presentation of our financial statements.

The following is a summary of our consolidated real estate investments as of December 31, 2023:

		Number of	Average Year	Ownership	Average	%
Operating Investment Name	Market / Location	Units (1)	Built	Interest	Rent (2)	Occupied (3)
Ballast	AZ / CO / WA	84	1998	95%	$2,104	90.5%
Golden Pacific	IN / KS / MO	169	1977	97%	1,715	92.3%
ILE	TX / SE US	482	1991	95%	1,838	95.8%
Indy-Springfield, formerly Peak JV 1	IN / MO	334	1999	100%	1,266	95.3%
Navigator Villas	Pasco, WA	176	2013	90%	1,587	97.7%
Peak JV 2	Various / TX	596	1980	80%	1,292	89.3%
Peak JV 3	Dallas-Fort Worth, TX	150	1961	56%	1,112	100.0%
Savannah-84, formerly Peak JV 4	Savannah, GA	84	2022	100%	1,749	97.6%
Wayford at Concord	Concord, NC	150	2019	83%	2,176	97.3%
Yauger Park Villas	Olympia, WA	80	2010	95%	2,400	95.0%
Total Operating Units / Average		2,305			$1,597	94.1%

Development Investment Name
Abode Wendell Falls (4)	Wendell, NC	170	—	100%	—	—
Total Development Units		170
Total Units		2,475
(1)	Total operating units includes an aggregate of 118 units classified as held for sale and includes the following portfolios: 35 units in Indy-Springfield, 13 units in Peak JV 2, and 70 units in Peak JV 3.
(2)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the three months ended December 31, 2023.
(3)	Percent occupied is calculated as (i) the number of units occupied as of December 31, 2023 divided by (ii) total number of units, expressed as a percentage. Percent occupied excludes an aggregate of 60 down/renovation units.
(4)	Abode Wendell Falls is a build to rent development project expected to commence construction in the second quarter 2024. The total estimated project cost is $56.0 million, of which $6.5 million was incurred as of December 31, 2023.

The following is a summary of our consolidated operational results for the years ended December 31, 2023 and 2022 ($ in thousands, except average rental rates):

	2023	2022	Variance
Rental and other property revenues	$40,999	$32,859	24.8%
Property operating expenses	$19,164	$15,171	26.3%
Net operating income	$21,835	$17,688	23.4%
Average occupancy percentage (1)	94.4%	92.4%	200	bps
Average rental rate (2)	$1,569	$1,447	8.4%
(1)	Represents the average of the ending occupancy as of the last day of each month in the year presented. Average occupancy percentage excludes an average of 65 and 82 down/renovation units for 2023 and 2022, respectively.
(2)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the year presented.

The following is a summary of our preferred equity and loan investments as of December 31, 2023:

			Total Actual/
		Actual/	Estimated		Actual/	Actual/	Actual/
		Planned	Construction		Estimated	Estimated	Estimated	Estimated
	Location /	Number	Cost	Cost to Date	Construction	Initial	Construction	Average
Lease-up Investment Name	Market	of Units	(in millions)	(in millions)	Cost Per Unit	Occupancy	Completion	Rent (1)
The Woods at Forest Hill	Forest Hill, TX	76	$17.1	$17.1	$225,000	4Q 2022	3Q 2023	$1,625
Willow Park	Willow Park, TX	58	17.1	17.1	294,828	2Q 2022	3Q 2023	2,362
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	63.2	61.7	214,966	2Q 2023	4Q 2023	1,743
The Cottages of Port St. Lucie	Port St. Lucie, FL	286	69.6	63.8	243,357	2Q 2023	1Q 2024	2,133
Wayford at Innovation Park	Charlotte, NC	210	62.0	40.4	295,238	3Q 2023	3Q 2024	1,994
Total Lease-up Units		924

Development Investment Name
Chandler	Chandler, AZ	208	48.2	39.6	231,731	2Q 2024	3Q 2024	1,920
Total Development Units		208

		Number						Average
Operating Investment Name		of Units						Rent (1)
Peak Housing (2)	IN / MO / TX	452						$1,009
Total Operating Units		452
Total Units/Average		1,584						$1,687
(1)	For lease-up and development investments, represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization. For operating investments, represents the average effective monthly rent per occupied unit for the three months ended December 31, 2023.
(2)	Peak Housing is a stabilized operating portfolio and the number of units shown represents those collateralizing our preferred equity investment in the Peak REIT OP as of December 31, 2023 (refer to Note 8 of our combined consolidated financial statements for further information). Unit count excludes units presented in the consolidated investments table above.

Year ended December 31, 2023 as compared to the year ended December 31, 2022

Revenue

Rental and other property revenues increased $8.1 million, or 25%, to $41.0 million for the year ended December 31, 2023 as compared to $32.9 million for the same prior year period. The increase was primarily due to operating unit count growth of 516 homes, net of 53 homes sold, in our portfolio since January 1, 2022 and operational improvements from our active management and organic market rent growth.

From an operational perspective, our average rent per occupied unit increased $122 or 8.4% to $1,569 as compared to $1,447 during the prior year period. Average occupancy increased 200 basis points from 92.4% to 94.4% on a year over year basis. The improvement was partially driven by: (i) stabilization of homes under renovation within our value-enhancement strategy, and (ii) stabilization of homes that are sometimes purchased from owner occupants which can create modest frictional vacancy for a brief period of time after acquisition.

Interest income from loan investments decreased $1.2 million, or 93%, to $0.1 million for the year ended December 31, 2023 as compared to $1.3 million for the same prior year period due to the payoff of two loans in 2022 partially offset by two new loan investments during the fourth quarter 2023.

Expenses

Property operating expenses increased $4.0 million, or 26%, to $19.2 million for the year ended December 31, 2023 as compared to $15.2 million for the same prior year period. The increase was primarily due to the acquisition of homes since January 1, 2022 and additional repairs and maintenance as part of our lease up stabilization strategy. Property operating expenses consist of controllable (payroll, repairs and maintenance, turnover, administrative, advertising, and utilities) and non-controllable (real estate taxes and insurance) expenses. Controllable expenses were $9.7 million and $7.6 million, and non-controllable expenses were $9.5 million and $7.6 million, for the years ended December 31, 2023 and 2022, respectively.

Property management and asset management fees expense were $4.4 million for the year ended December 31, 2023 as compared to $3.8 million in the same prior year period. The increase was primarily due to the acquisition of homes since January 1, 2022, partially offset by lower property management fees negotiated with two property managers in 2023. Property management fees are based on a stated percentage of property revenues and asset management fees are based on a stated percentage of capital contributions or assets under management, where applicable.

General and administrative expenses amounted to $8.0 million for the year ended December 31, 2023 as compared to $7.1 million for the same prior year period. Amounts recognized during the year ended December 31, 2023 represent our operations as a standalone company, of which $5.6 million were direct costs incurred by us and $2.4 million were costs allocated from our Manager, such as rent, utilities, information technology, and accounting and legal services. Commencing with the fourth quarter 2023, we reimbursed our manager for accounting and legal services totaling $0.8 million. Prior to the fourth quarter 2023, the Manager elected to not seek reimbursement for accounting and legal services during our first year of operations. For the period ended and prior to October 6, 2022, allocations of certain general, administrative, sales and marketing expenses were allocated to us from Bluerock Residential based on relative unit count. As such, expense amounts recognized during the year ended December 31, 2022 are not representative of the amounts that would have been reflected in the financial statements had we operated independently of Bluerock Residential.

Management fees to related party amounted to $7.9 million for the year ended December 31, 2023 as compared to $1.8 million for the same prior year period. Commencing on October 6, 2022, we are externally managed and advised by our Manager pursuant to the Management Agreement. There was no management fee expense prior to October 6, 2022.

Acquisition and other transaction costs amounted to $1.8 million for the year ended December 31, 2023 as compared to $0.2 million for the same prior year period. The 2023 expense primarily relates to the transition of property management services for over 1,000 homes.

Depreciation and amortization expenses were $16.2 million for the year ended December 31, 2023 as compared to $16.0 million for the same prior year period, with the increase primarily attributable to the acquisition of homes since January 1, 2022, partially offset by in-place leases being fully amortized prior to 2023.

Other Income and Expense

Other income and expense amounted to income of $0.6 million for the year ended December 31, 2023 compared to income of $3.7 million for the same prior year period. This was due to (i) a $7.4 million net increase in interest expense attributable to a $6.0 million decrease in the fair value of interest rate caps and swaps and a $1.4 million increase in interest expense attributable to an increase in the outstanding debt ($166.7 million at December 31, 2023 as compared to $153.2 million at December 31, 2022), (ii) a $1.3 million impairment related to real estate assets held for sale at December 31, 2023, and (iii) a $0.5 million increase in the provision for credit losses.

These expenses were partially offset by (i) an increase in preferred returns on unconsolidated real estate joint ventures of $3.0 million as funding to our preferred equity investments increased to $81.3 million at December 31, 2023 as compared to $39.6 million at December 31, 2021, (ii) a $2.6 million increase in interest income from our short-term investments, (iii) a $0.3 million gain on sales of real estate investments from the sale of 53 homes during 2023, and (iv) a $0.2 million increase in other income.

Discontinued Operations

Income from discontinued operations amounted to income of zero for the year ended December 31, 2023 as compared to income of $0.3 million for the same prior year period due to trailing sales activity of multifamily investments in 2021.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net loss attributable to common stockholders together with a reconciliation to NOI, as computed in accordance with GAAP for the years ended December 31, 2023 and 2022 (amounts in thousands):

	2023	2022
Net loss attributable to common stockholders	$(4,503)	$(1,000)
Add back: Net loss attributable to Operating Partnership Units	(8,996)	(1,927)
Net loss attributable to common stockholders and unit holders	(13,499)	(2,927)

Net loss attributable to partially owned properties’ noncontrolling interests	(2,398)	(2,998)
Income from discontinued operations	—	(311)
Real estate depreciation and amortization	16,023	15,825
Non-real estate depreciation and amortization	200	483
Non-cash interest expense	2,775	2,441
Unrealized loss (gain) on derivatives	2,933	(3,084)
Provision for (recovery of) credit losses	174	(402)
Property management and asset management fees	4,416	3,834
Management fees to related party	7,922	1,787
Acquisition and other transaction costs	1,820	167
Corporate operating expenses	7,959	6,801
Transaction costs	—	24
Weather-related losses, net	(17)	25
Interest income	(2,609)	—
Preferred dividends	130	—
Other income, net	(679)	(446)
Preferred returns on unconsolidated real estate joint ventures	(11,632)	(8,588)
Interest income from loan investments	(94)	(1,285)
Gain on sale and impairment of real estate investments, net	1,017	—
Total property income	14,441	11,346
Add back: Interest expense	7,394	6,342
Net operating income	$21,835	$17,688

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

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our short-term liquidity needs could be affected by various risks and uncertainties, including the risks detailed in Part I, Item 1A titled “Risk Factors”. While consolidated occupancy remains strong at 94.1% as of December 31, 2023, in future periods we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants.

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

We believe we will be able to meet our primary liquidity requirements going forward through, among other sources:

●	$80.2 million in cash available at December 31, 2023;
●	capacity of $100 million, of which approximately $56 million was available at December 31, 2023, on our revolving credit facilities;
●	proceeds from future mortgage debt financings for acquisition and/or development projects;
●	cash generated from operating activities; and
●	proceeds from our Series A Preferred Offering and potential offerings of common and preferred stock, as well as issuances of units of limited partnership interest in our Operating Partnership (“OP Units”).

The following table summarizes our contractual obligations as of December 31, 2023 related to our mortgage notes secured by our properties and revolving credit facilities. At December 31, 2023, our estimated future required payments on these obligations were as follows (amounts in thousands):

		Less than
	Total	One year	2025-2026	2027-2028	Thereafter
Mortgages Payable (Principal)	$96,705	$1,639	$39,188	$23,888	$31,990
Revolving Credit Facilities	70,000	20,000	50,000	—	—
Estimated Interest Payments on Mortgages Payable and Revolving Credit Facilities	28,079	10,136	10,214	6,718	1,011
Total	$194,784	$31,775	$99,402	$30,606	$33,001

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

As of December 31, 2023, the aggregate amount of our contractual commitments to fund future cash obligations in certain of our joint venture investments was $0.2 million.

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

As we did in the year ended December 31, 2023, we may also selectively sell consolidated operating assets at appropriate times, which would be expected to generate cash sources for both our short - term and long - term liquidity needs.

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We believe our revolving credit facilities will serve as our primary debt source that will continue to enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. In addition to restrictive covenants, our revolving credit facilities contain material financial covenants. At December 31, 2023, we were in compliance with all covenants under our credit facilities. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain a distribution on our Series A Preferred Stock in accordance with the terms which require monthly dividends. While our distributions through December 31, 2023 have been paid from cash flow from operations and in accordance with our policy, distributions in the future may be paid from cash flow from operations, proceeds from our Series A Preferred Offering, the sales of assets and additional sources, such as from borrowings.

We have notes receivable in conjunction with properties that are in various stages of lease - up. To date, these investments have been structured as senior loans, and in the future, we may also provide mezzanine financing to these types of projects. The notes receivable provide a current stated return and require repayment based on a fixed maturity date. If the property does not repay the notes receivable upon maturity, our income, FFO, CFFO and cash flows could be reduced below the stated returns currently being recognized if the property does not produce sufficient cash flow to pay its operating expenses and debt service, or to refinance its debt obligations.

We also have preferred equity interests in properties that are in various stages of development, in lease-up and operating, and our preferred equity investments are structured to provide a current and/or accrued preferred return during all phases. Each joint venture in which we own a preferred equity interest is required to redeem our preferred equity interests, plus any accrued preferred return, based on a fixed maturity date, generally in relation to the property’s construction loan or mortgage loan maturity. Upon redemption of the preferred equity interests, our income, FFO, CFFO and cash flows could be reduced below the preferred returns currently being recognized. Alternatively, if the joint ventures do not redeem our preferred membership interest when required, our income, FFO, CFFO and cash flows could be reduced if the development project does not produce sufficient cash flow to pays its operating expenses, debt service and preferred return obligations. As we evaluate our capital position and capital allocation strategy, we may consider alternative means of financing our development loan and preferred equity investment activities at the subsidiary level.

Off-Balance Sheet Arrangements

As of December 31, 2023, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of December 31, 2023, we own investments in six joint ventures that are accounted for as held to maturity debt securities.

Cash Flows

Cash Flows from Operating Activities

As of December 31, 2023, we held eighteen real estate investments, consisting of eleven consolidated investments and seven preferred equity and loan investments, with the eighteen investments representing an aggregate of 4,059 residential units. During the year ended December 31, 2023, net cash provided by operating activities was $13.9 million after net loss of $15.8 million was adjusted for the following:

●non-cash items of $23.3 million;
●distributions and preferred returns from unconsolidated joint ventures of $5.4 million; and
●an increase in due to affiliates, net of $1.3 million; offset by
●an increase in accounts receivable, prepaids and other assets of $0.2 million; and
●an increase in notes and accrued interest receivable of $0.1 million.

Cash Flows from Investing Activities

During the year ended December 31, 2023, net cash used in investing activities was $25.7 million, primarily due to the following:

●	$40.3 million used in acquiring investments in unconsolidated joint ventures and notes receivable;
●	$10.8 million used in acquiring consolidated real estate investments; and
●	$9.5 million used on capital expenditures; offset by
●	$25.8 million of proceeds from the redemption of unconsolidated joint ventures; and
●	$9.1 million of proceeds from the sale of real estate investments.

Cash Flows from Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $15.7 million, primarily due to the following:

●	proceeds of $21.0 million from borrowings on revolving credit facilities;
●	net proceeds of $8.7 million from the issuance of Series A Preferred Stock; and
●	capital contributions of $0.4 million from partially owned properties; noncontrolling interests; offset by
●	$6.0 million of repayments on revolving credit facilities;
●	$5.0 million for purchase of interests from noncontrolling interests;
●	$1.5 million of repayments of our mortgages payable;
●	$1.5 million in deferred financing costs;
●	$0.3 million in cash distributions paid to noncontrolling interests; and
●	$0.1 million in cash distributions paid to preferred stockholders.

Year ended December 31, 2023 as compared to the year ended December 31, 2022

Operating Activities

Net cash flow provided by operating activities increased $10.4 million in 2023 compared to 2022 primarily due to:

●	operating income, adjusted for non-cash activity, increased $6.4 million;
●	increase in accounts payable and other accrued liabilities of $4.9 million; and
●	increase in net distributions of income and preferred returns from preferred equity investments of $3.3 million; offset by
●	increase in notes and accrued interest receivable of $3.1 million;
●	net decrease in net due to affiliates of $0.8 million; and
●	increase in accounts receivable, prepaid expenses and other assets of $0.3 million.

Investing Activities

Net cash used in investing activities decreased $151.5 million in 2023 compared to 2022 primarily due to:

●	decrease in acquisition of real estate investments and capital expenditures of $146.1 million;
●	lower investments in unconsolidated real estate joint venture interests of $24.1 million;
●	higher proceeds from redemption of unconsolidated real estate joint ventures of $25.8 million; and
●	higher proceeds from the sales of real estate investments of $9.1 million; offset by
●	decreased repayments on notes receivable of $45.6 million; and
●	increase in investment in notes receivable of $8.0 million.

Financing Activities

Net cash provided by financing activities decreased $103.6 million in 2023 compared to 2022 primarily due to:

●	decrease in contributions from Parent of $98.2 million;
●	decrease in proceeds from mortgages of $41.9 million;
●	decrease in proceeds from credit facilities of $34.0 million;
●	decrease in contributions from noncontrolling interests of $6.8 million;
●	increase in the purchase of noncontrolling interests of $5.0 million;
●	increase in revolving credit facility repayments of $6.0 million; and
●	increase in distributions to preferred stockholders of $0.1 million; offset by
●	decrease in cash distribution to Parent at spin-off of $68.5 million;
●	increase in net proceeds from the Series A Preferred Offering of $8.7 million;
●	decrease in net mortgage repayments of $4.3 million;
●	decrease in deferred financing fees of $3.1 million;
●	decrease in the purchase of interest rate caps of $2.3 million; and
●	decrease in the distributions to partially owned properties’ noncontrolling interests of $1.6 million.

Capital Expenditures

The following table summarizes our total capital expenditures incurred for the years ended December 31, 2023 and 2022 (amounts in thousands):

	2023	2022
Redevelopment/renovations	$4,551	$16,122
Routine capital expenditures	3,193	2,888
Normally recurring capital expenditures	436	314
Total capital expenditures	$8,180	$19,324

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

We historically operated as part of Bluerock Residential and not as a standalone company. On October 6, 2022, Bluerock Residential completed a spin-off transaction that resulted in its single-family residential real estate business and certain other assets being contributed to us. Financial statements for the period ended and prior to October 6, 2022 have been derived from Bluerock Residential’s historical accounting records and are presented on a carve-out basis. All revenues and costs as well as assets and liabilities directly associated with our business activity are included in the financial statements. The financial statements for the period ended and prior to October 6, 2022 also include allocations of certain general, administrative, sales and marketing expenses that have been allocated to us from Bluerock Residential. However, amounts recognized by us are not representative of the amounts that would have been reflected in the financial statements had we operated independently of Bluerock Residential. As such, the results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

The table below presents our calculation of FFO and CFFO for the years ended December 31, 2023 and 2022 ($ in thousands):

	2023	2022
Net loss attributable to common stockholders	$(4,503)	$(1,000)
Add back: Net loss attributable to Operating Partnership Units	(8,996)	(1,927)
Net loss attributable to common stockholders and unit holders	(13,499)	(2,927)

Real estate depreciation and amortization	16,023	15,825
Gain on sale and impairment of real estate investments, net	1,017	—
Gain on sale of assets from discontinued operations	—	(258)
Adjustment for partially owned properties’ noncontrolling interests	(2,215)	(2,715)
FFO attributable to common stockholders and unit holders	1,326	9,925

Acquisition and other transaction costs	1,820	167
Non-cash interest expense	2,775	2,441
Unrealized loss (gain) on derivatives	2,933	(3,084)
Provision for (recovery of) credit losses	174	(402)
Weather-related losses, net	(17)	25
Non-real estate depreciation and amortization	200	483
Transaction costs	—	24
Other income, net	(679)	(446)
Non-cash equity compensation	13,040	5,246
Adjustment for partially owned properties’ noncontrolling interests	(627)	(1,293)
CFFO attributable to common stockholders and unit holders	$20,945	$13,086

Per Share and Unit Information:
FFO attributable to common stockholders and unit holders – diluted	$0.12	$0.88
CFFO attributable to common stockholders and unit holders – diluted	$1.82	$1.16

Weighted average common shares and units outstanding – diluted	11,537,120	11,239,378

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

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Paid / Payable Date
Class A common stock Special Dividend
December 19, 2023	December 29, 2023	$1.00	January 5, 2024
Class C common stock Special Dividend
December 19, 2023	December 29, 2023	$1.00	January 5, 2024
Series A Preferred Stock (1)
September 11, 2023	August 25, 2023	$0.125000	October 5, 2023
September 11, 2023	September 25, 2023	0.125000	October 5, 2023
October 13, 2023	October 25, 2023	0.125000	November 3, 2023
October 13, 2023	November 24, 2023	0.125000	December 5, 2023
October 13, 2023	December 22, 2023	0.125000	January 5, 2024
Series A Preferred Stock Special Dividend (2)
November 7, 2023	Each day November 1 - 30, 2023	$0.012550	December 5, 2023
November 7, 2023	Each day December 1 - 31, 2023	0.002469	January 5, 2024
(1)	Holders of record of newly issued Series A Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series A Preferred Stock was outstanding.
(2)	Holders of record of Series A Preferred Stock shares as of the close of business on each day of the applicable month are entitled to additional contingent special daily dividends for each such day, to be aggregated and payable (if at all) on the payable date, in each case equal to the amount (if any) by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average 10-year Daily Treasury Par Yield Curve Rate for the period from the 26th of the prior month to the 25th of the applicable month (as reported by the United States Department of the Treasury), plus (II) two percent (2.0%), divided by (b) twelve (12), divided further by (c) the actual number of days in the applicable month, exceeds (ii) the quotient of (a) $0.125 divided by (b) the actual number of days in the applicable month.

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that we will continue to declare dividends or at this rate. Holders of restricted stock, OP Units, LTIP Units and C-LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of our Class A common stock.

Our Board will determine the amount of dividends to be paid to our stockholders. The determination of our Board will be based on several factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status for federal income tax purposes. As a result, our distribution rate and payment frequency may vary from time to time. However, to maintain our REIT status for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income”, as defined by the Internal Revenue Code of 1986, determined without regard to the dividends paid deduction and excluding net capital gains, to our stockholders each year. While our policy is generally to pay distributions from cash flow from operations, we may declare distributions in excess of funds from operations.

Distributions declared and paid for the year ended December 31, 2023 were as follows (amounts in thousands):

	Distributions
2023	Declared	Paid
Third Quarter
Series A Preferred Stock (1)	$12	$—
Total third quarter	$12	$—
Fourth Quarter
Class A common stock	$3,871	$—
Class C common stock	8	—
Series A Preferred Stock (1)	118	78
OP Units	7,366	—
LTIP / C-LTIP Units	1,143	—
Total fourth quarter	$12,506	$78
Total	$12,518	$78
(1)	For the third quarter 2023, amounts include only the standard dividend at an annual rate of 6.0% of the Stated Value. For the fourth quarter 2023, amounts include the standard dividend at an annual rate of 6.0% of the Stated Value and any special dividends.

Critical Accounting Policies and Estimates

Below is a discussion of the accounting policies that we consider critical to an understanding of our financial condition and operating results that may require complex or significant judgment in their application or require estimates about matters which are inherently uncertain.

Principles of Consolidation and Basis of Presentation

We conduct our operations through the Operating Partnership, of which we are the sole general partner. The combined consolidated financial statements include our accounts and those of the Operating Partnership and its subsidiaries. As of December 31, 2023, limited partners other than the Company owned approximately 68.68% of the common units of the Operating Partnership (59.45% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 9.23% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 3.76% which are not vested at December 31, 2023).

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

Impairment of Operating Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our operating real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of operating real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if we do not believe that we will be able to recover the carrying value of the operating real estate and related intangible assets, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the operating real estate and related intangible assets. No impairment charges on operating real estate and related intangible assets were recorded in 2023 or 2022.

Held for Sale Real Estate Assets

Real estate assets are classified as held for sale when they meet the applicable GAAP criteria in accordance with ASC 360-10 Property, Plant, and Equipment - Overall, including, but not limited to, the availability of the real estate asset for immediate sale in its present condition, the existence of an active program to locate a buyer, the probable sale of the real estate asset within one year, and actions required to complete the sale of the real estate asset are likely to occur. Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on our combined consolidated balance sheets. At December 31, 2023, we had 118 units classified as held for sale, with a recorded impairment related to held for sale units of $1.3 million which is included in gain on sale and impairment of real estate investments, net within our combined consolidated statements of operations. There were no real estate assets classified as held for sale at December 31, 2022 and no impairment charges were recorded in 2022.

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

In estimating the value of the underlying collateral when determining if a loan or preferred equity investment is fully recoverable, we evaluate estimated future cash flows to be generated from the collateral underlying the investment. The inputs and assumptions utilized to estimate the future cash flows of the underlying collateral are based upon our evaluation of the operating results, economy, market trends, and other factors, including judgments regarding costs to complete any construction activities, lease-up and occupancy rates, rental rates, and capitalization rates utilized to estimate the projected cash flows at the disposition. We may also obtain a third-party valuation which may value the collateral through an “as-is” or “stabilized value” methodology. If upon completion of the valuation the fair value of the underlying collateral securing the investment is less than the net carrying value, we record a provision for credit loss on that loan or preferred equity investment. As the investment no longer displays the characteristics that are similar to those of the pool of loans or preferred equity investments, the investment is removed from the CECL collective (pool) analysis described above.

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

Subsequent Events

Issuance of LTIP Units under the BHM Incentive Plans

On January 8, 2024, we granted 5,185 LTIP Units pursuant to the BHM Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance.

Declaration of Dividends

Declaration Date	Payable to stockholders of record as of	Amount	Paid / Payable Date
Series A Preferred Stock (1)
January 15, 2024	January 25, 2024	$0.125	February 5, 2024
January 15, 2024	February 23, 2024	0.125	March 5, 2024
January 15, 2024	March 25, 2024	0.125	April 5, 2024
Series A Preferred Stock Special Dividend
January 15, 2024	Each day of January 1 - 31, 2024	(2)	February 5, 2024
January 15, 2024	Each day of February 1 - 29, 2024	(2)	March 5, 2024
January 15, 2024	Each day of March 1 - 31, 2024	(2)	April 5, 2024
(1)	Holders of record of newly issued Series A Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series A Preferred Stock was outstanding.
(2)	Holders of record of Series A Preferred Stock shares as of the close of business on each day of the applicable month are entitled to additional contingent special daily dividends for each such day, to be aggregated and payable (if at all) on the payable date, in each case equal to the amount (if any) by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average 10-year Daily Treasury Par Yield Curve Rate for the period from the 26th of the prior month to the 25th of the applicable month (as reported by the United States Department of the Treasury), plus (II) two percent (2.0%), divided by (b) twelve (12), divided further by (c) the actual number of days in the applicable month, exceeds (ii) the quotient of (a) $0.125 divided by (b) the actual number of days in the applicable month.

Distributions Paid

Distributions Paid
January 5, 2024 (to stockholders of record as of December 22, 2023)
Series A Preferred Stock (1)	$51
January 5, 2024 (to stockholders of record as of December 29, 2023)
Class A common stock Special Dividend	$3,871
Class C common stock Special Dividend	8
OP Units	7,366
LTIP / C-LTIP Units	1,143
Total	$12,388
February 5, 2024 (to stockholders of record as of January 25, 2024)
Series A Preferred Stock (1)	$68
March 5, 2024 (to stockholders of record as of February 23, 2024)
Series A Preferred Stock (1)	$86
(1)	The Series A Preferred Stock distributions paid amounts include the standard dividend at an annual rate of 6.0% of the Stated Value and any special dividends.

Issuance of C-LTIP Units for Payment of the Fourth Quarter 2023 Base Management Fee and Operating Expense Reimbursement

The Manager earned a base management fee of $2.0 million during the fourth quarter 2023. This amount was payable 50% in C-LTIP Units with the other 50% payable in either cash or C-LTIP Units, at the discretion of the Board. In addition, the Manager was entitled to a $1.3 million reimbursement for operating expenses it incurred on our behalf for the fourth quarter 2023. This reimbursement was payable in cash or C-LTIP Units, at the discretion of the Board. Upon consultation with the Manager, the Board elected to pay 100% of the base management fee and the operating expense reimbursement in C-LTIP Units. On February 21, 2024, we issued 151,600 and 95,204 C-LTIP Units in payment of the base management fee and the operating expense reimbursement, respectively, for the fourth quarter 2023.

Wayford at Pringle Loan Financing

On January 10, 2024, we entered into an agreement to provide a loan in the maximum aggregate amount up to $30.1 million (the “Pringle Loan”) to an unaffiliated, third-party borrower to acquire 102-build for rent, single-family residential units in Charlotte, North Carolina to be known as Wayford at Pringle. The units are currently under development, and we will disburse loan proceeds to the borrower for unit acquisitions as construction is completed. The Pringle Loan is comprised of two notes as follows: Note A in the maximum principal amount up to $22.3 million and Note B in the maximum principal amount up to $7.8 million. Both notes have an initial maturity of January 12, 2026 and contain four (4) six-month extension options subject to certain conditions. Note A bears interest on the amount drawn at one-month SOFR plus 4.50% through initial maturity, and if extended, such rate becomes subject to a 5.31% rate floor. Note A has regular monthly payments that are interest-only during the term of the loan, and no prepayment of Note A, in part or in whole, can be made prior to prepayment of Note B subject to certain conditions. On Note B, interest shall accrue on the amount drawn at a rate of 15.00% per annum, compounded monthly, with outstanding principal and accrued interest amounts due upon maturity. Note B can be prepaid in part or in whole subject to minimum interest. As of February 29, 2024, we funded zero and $5.9 million of Note A and Note B, respectively.

Stock Repurchase Plan

On February 13, 2024, our Board authorized a stock repurchase plan for the repurchase, from time to time, of up to an aggregate of $5 million of our outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and subject to Rule 10b-5 of the Exchange Act. The repurchase plan has a term of one year and may be discontinued at any time. The extent to which we repurchase shares of our Class A common stock under the repurchase plan, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. We expect to repurchase shares of our Class A common stock through open market transactions subject to market conditions, certain price limitations and other conditions established under the plan. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. As of the filing date of this Annual Report on Form 10-K, we made no repurchases of our Class A common stock.

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

	2024	2025	2026	2027	2028	Thereafter	Total
Mortgage Notes Payable	$1,639	$1,717	$37,471	$866	$23,022	$31,990	$96,705
Weighted Average Interest Rate	4.21%	4.21%	4.13%	5.97%	4.91%	7.56%	5.47%

Revolving Credit Facilities	$20,000	$50,000	$—	$—	$—	$—	$70,000
Weighted Average Interest Rate	8.47%	8.14%	—	—	—	—	8.24%

The fair value of mortgages payable is estimated at $93.0 million at December 31, 2023.

The table above incorporates those exposures that exist as of December 31, 2023; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

As of December 31, 2023, we had interest rate caps and swaps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps and swaps effectively limit our exposure to interest rate risk by providing a ceiling on the underlying interest rate for $94.0 million of our debt.

Based on our debt outstanding and interest rates in effect at December 31, 2023, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would increase future interest expense by approximately $0.2 million or decrease interest expense by approximately $0.2 million, respectively, on an annual basis.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 9C.   Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 11.   Executive Compensation

The information required by this Item is incorporated by reference from the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 14.   Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

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

82

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK HOMES TRUST, INC.

Date: March 12, 2024	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BLUEROCK HOMES TRUST, INC.

Date: March 12, 2024	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2024	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 12, 2024	/s/ Elizabeth Harrison
Elizabeth Harrison
Director

Date: March 12, 2024	/s/ Kamal Jafarnia
Kamal Jafarnia
Director

Date: March 12, 2024	/s/ I. Bobby Majumder
I. Bobby Majumder
Director

Date: March 12, 2024	/s/ Romano Tio
Romano Tio
Director

83

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bluerock Homes Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying combined consolidated balance sheets of Bluerock Homes Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related combined consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Southfield, Michigan

March 12, 2024

BLUEROCK HOMES TRUST, INC.

COMBINED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Net Real Estate Investments
Land	$70,637	$69,369
Buildings and improvements	394,548	412,463
Furniture, fixtures and equipment	13,277	8,159
Total Gross Operating Real Estate Investments	478,462	489,991
Accumulated depreciation	(32,452)	(17,865)
Total Net Operating Real Estate Investments	446,010	472,126
Operating real estate held for sale, net	18,890	—
Total Net Real Estate Investments	464,900	472,126
Cash and cash equivalents	80,163	78,426
Restricted cash	6,221	4,136
Notes and accrued interest receivable, net	17,797	—
Accounts receivable, prepaids and other assets, net	21,383	17,916
Preferred equity investments in unconsolidated real estate joint ventures, net	81,156	86,289
TOTAL ASSETS	$671,620	$658,893

LIABILITIES AND EQUITY
Mortgages payable	$96,670	$98,191
Revolving credit facilities	70,000	55,000
Accounts payable	691	1,751
Other accrued liabilities	9,438	9,752
Due to affiliates	3,509	2,211
Distributions payable	12,440	—
Total Liabilities	192,748	166,905
6.0% Series A Redeemable Preferred Stock, liquidation preference $25.00 per share, 30,000,000 shares authorized; 436,675 and no shares issued and outstanding at December 31, 2023 and 2022, respectively	8,273	—
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 220,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock - Class A, $0.01 par value, 562,500,000 shares authorized; 3,871,265 and 3,835,013 shares issued and outstanding at December 31, 2023 and 2022, respectively	39	38
Common stock - Class C, $0.01 par value, 187,500,000 shares authorized; 8,489 shares issued and outstanding at December 31, 2023 and 2022	—	—
Additional paid-in-capital	122,369	126,623
Retained earnings	24,943	33,325
Total Stockholders’ Equity	147,351	159,986
Noncontrolling Interests
Operating partnership units	307,945	307,825
Partially owned properties	15,303	24,177
Total Noncontrolling Interests	323,248	332,002
Total Equity	470,599	491,988
TOTAL LIABILITIES AND EQUITY	$671,620	$658,893

See Notes to Combined Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31, (1)
	2023	2022
Revenues
Rental and other property revenues	$40,999	$32,859
Interest income from loan investments	94	1,285
Total revenues	41,093	34,144

Expenses
Property operating	19,164	15,171
Property management and asset management fees	4,416	3,834
General and administrative	8,004	7,102
Management fees to related party	7,922	1,787
Acquisition and other transaction costs	1,820	167
Weather-related losses, net	(17)	25
Depreciation and amortization	16,178	16,007
Total expenses	57,487	44,093

Other income (expense)
Other income, net	679	446
Preferred returns on unconsolidated real estate joint ventures	11,632	8,588
(Provision for) recovery of credit losses	(174)	402
Transaction costs	—	(24)
Gain on sale and impairment of real estate investments, net	(1,017)	—
Interest expense, net	(13,102)	(5,699)
Interest income	2,609	—
Total other income	627	3,713
Net loss from continuing operations	(15,767)	(6,236)

Discontinued operations
Income on operations of rental property	—	53
Gain on sale of assets from discontinued operations	—	258
Income from discontinued operations	—	311
Net loss	(15,767)	(5,925)
Preferred stock dividends	(130)	—
Net loss attributable to noncontrolling interests
Operating partnership units	(8,996)	(1,927)
Partially-owned properties	(2,398)	(2,998)
Net loss attributable to noncontrolling interests	(11,394)	(4,925)
Net loss attributable to common stockholders	$(4,503)	$(1,000)

Net loss per common share – Basic
Continuing operations	$(1.30)	$(0.29)
Discontinued operations	—	0.03
	$(1.30)	$(0.26)
Net loss per common share - Diluted
Continuing operations	$(1.30)	$(0.29)
Discontinued operations	—	0.03
	$(1.30)	$(0.26)

Weighted average basic common shares outstanding	3,845,349	3,843,502
Weighted average diluted common shares outstanding	3,845,349	3,843,502
(1)	The consolidated financial statements for the year ended December 31, 2023 represent the Company’s results of operations as an independent, publicly traded company. The combined consolidated financial statements for the year ended December 31, 2022 includes (i) the Company’s results of operations for the period of October 6 – December 31, 2022, which represents the Company’s results of operations following its spin-off from Bluerock Residential, and (ii) the Company’s results of operations for the period ending and prior to October 6, 2022, which represents a carve-out of revenues and expenses attributable to the Company related to Bluerock Residential’s single-family residential home business. As a result, results of operations for the year ended December 31, 2023 may not be comparable to the Company’s results of operations for the year ended December 31, 2022.

See Notes to Combined Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

COMBINED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock
					Predecessor
	Number of	Par	Number of	Par	Bluerock Homes	Additional	Cumulative	Retained	Noncontrolling
	Shares	Value	Shares	Value	Equity	Paid-in Capital	Distributions	Earnings	Interests	Total Equity
Balance, January 1, 2022	—	$—	—	$—	$116,510	$—	$—	$34,325	$311,136	$461,971

Contributions, net	—	—	—	—	98,204	—	—	—	7,223	105,427
Cash distribution to Parent at spin-off	—	—	—	—	(68,470)	—	—	—	—	(68,470)
Predecessor Bluerock Homes Equity reclassified at spin-off	—	—	—	—	(146,244)	128,714	—	—	17,530	—
Issuance of Class A common stock at spin-off	3,835,013	38	—	—	—	—	—	—	—	38
Issuance of Class C common stock at spin-off	—	—	8,489	—	—	—	—	—	—	—
Issuance of LTIP Units for equity incentive plan compensation	—	—	—	—	—	—	—	—	566	566
Issuance of LTIP Units to Manager	—	—	—	—	—	—	—	—	306	306
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	—	—	(1,925)	(1,925)
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	—	(2,091)	—	—	2,091	—
Net loss	—	—	—	—	—	—	—	(1,000)	(4,925)	(5,925)
Balance, December 31, 2022	3,835,013	$38	8,489	$—	$—	$126,623	$—	$33,325	$332,002	$491,988

Issuance of restricted Class A common stock and LTIP Units for equity incentive plan compensation	31,260	1	—	—	—	107	—	—	2,603	2,711
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	—	—	9,146	9,146
Common stock distributions declared	—	—	—	—	—	—	(3,879)	—	—	(3,879)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	(130)	—	—	(130)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	—	(8,509)	(8,509)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	—	—	(311)	(311)
Acquisition of noncontrolling interests	—	—	—	—	—	1,515	—	—	(6,564)	(5,049)
Conversion of Operating Partnership Units to Class A common stock	4,992	—	—	—	—	204	—	—	(204)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	399	399
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	—	(6,080)	—	—	6,080	—
Net loss	—	—	—	—	—	—	—	(4,373)	(11,394)	(15,767)
Balance, December 31, 2023	3,871,265	$39	8,489	$—	$—	$122,369	$(4,009)	$28,952	$323,248	$470,599

See Notes to Combined Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(15,767)	$(5,925)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,275	18,768
Amortization of fair value adjustments	(319)	(319)
Preferred returns on unconsolidated real estate joint ventures	(11,632)	(8,588)
Gain on sale and impairment of real estate investments, net	1,017	—
Gain on sale of assets from discontinued operations	—	(258)
Fair value adjustment of interest rate caps and swaps	2,933	(3,084)
Provision for (recovery of) credit losses, net	174	(402)
Distributions of income and preferred returns from preferred equity investments in unconsolidated real estate joint ventures	5,418	2,125
Share-based compensation attributable to equity incentive plan	2,710	566
Share-based compensation to Manager – C-LTIP Units	9,146	306
Changes in operating assets and liabilities:
Due to affiliates, net	1,297	2,134
Accounts receivable, prepaids and other assets	(215)	127
Notes and accrued interest receivable	(129)	2,942
Accounts payable and other accrued liabilities	(28)	(4,894)
Net cash provided by operating activities	13,880	3,498

Cash flows from investing activities
Acquisitions of real estate investments	(10,843)	(147,813)
Capital expenditures	(9,527)	(18,648)
Investment in notes receivable	(17,684)	(9,645)
Repayments on notes receivable	—	45,645
Proceeds from sale of real estate investments	9,053	—
Proceeds from redemption of unconsolidated real estate joint ventures	25,841	—
Investments in unconsolidated real estate joint venture interests	(22,562)	(46,716)
Net cash used in investing activities	(25,722)	(177,177)

Cash flows from financing activities
Distributions to partially owned properties’ noncontrolling interests	(311)	(1,925)
Distributions to preferred stockholders	(78)	—
Contribution from Parent	—	98,204
Contributions from noncontrolling interests	399	7,223
Cash distribution to Parent at spin-off	—	(68,470)
Purchase of interests from noncontrolling interests	(5,049)	—
Borrowings on mortgages payable	—	41,942
Repayments on mortgages payable	(1,526)	(5,819)
Proceeds from revolving credit facilities	21,000	55,000
Repayments on revolving credit facilities	(6,000)	—
Payments of deferred financing fees	(1,467)	(4,616)
Other financing activities	—	38
Purchase of interest rate caps	—	(2,265)
Net proceeds from issuance of 6.0% Series A Redeemable Preferred Stock	8,696	—
Net cash provided by financing activities	15,664	119,312

Net increase (decrease) in cash, cash equivalents and restricted cash	3,822	(54,367)
Cash, cash equivalents and restricted cash, beginning of year	82,562	136,929
Cash, cash equivalents and restricted cash, end of year	$86,384	$82,562

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$80,163	$78,426
Restricted cash	6,221	4,136
Total cash, cash equivalents and restricted cash, end of year	$86,384	$82,562

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$7,200	$5,926

Supplemental disclosure of non-cash investing and financing activities
Distributions payable – declared and unpaid	$12,440	$—
Capital expenditures held in accounts payable and other accrued liabilities	$238	$1,585

See Notes to Combined Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Bluerock Homes Trust, Inc. (the “Company” or “Bluerock Homes”) was incorporated as a Maryland corporation on December 16, 2021. The Company previously operated as part of Bluerock Residential Growth REIT, Inc (“Bluerock Residential”) and not as a standalone company. On October 6, 2022, Bluerock Residential completed a spin-off transaction (see “The Separation and the Distribution” below) that resulted in its single-family residential real estate business and certain other assets being contributed to the Company. The accompanying combined consolidated financial statements have been derived from (i) Bluerock Residential’s historical accounting records and are presented on a carve-out basis for the period ended and prior to October 6, 2022, and (ii) the Company’s accounting records as a standalone company subsequent to the spin-off transaction. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included in the financial statements. The financial statements also include allocations of certain general, administrative, sales and marketing expenses and operations from Bluerock Residential for the period ended and prior to October 6, 2022. However, amounts recognized by the Company are not representative of the amounts that would have been reflected in the financial statements had the Company operated independently of Bluerock Residential. Related-party allocations are discussed further in Note 13. All significant intercompany balances and transactions have been eliminated. Any references to “the Company,” “we,” “us,” or “our” for all periods ended and prior to October 6, 2022 refer to Bluerock Homes as owned by Bluerock Residential, and for all periods subsequent to October 6, 2022 refer to Bluerock Homes as an independent, publicly traded company.

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

As of December 31, 2023, the Company held eighteen real estate investments, consisting of eleven consolidated investments and seven preferred equity and loan investments. The eighteen investments represent an aggregate of 4,059 residential units, comprised of 2,475 consolidated units, of which 170 units are under development, and 1,584 units through preferred equity and loan investments. As of December 31, 2023, the Company’s consolidated operating investments were approximately 94.1% occupied.

In October 2023, the Company filed its U.S. federal income tax return for the taxable year ending December 31, 2022 and elected to be treated, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, the Company generally is not subject to corporate-level income taxes. To maintain its REIT status, the Company is required, among other requirements, to distribute annually at least 90% of its “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to the Company’s stockholders. If the Company fails to qualify as a REIT in any taxable year, it would be subject to federal income tax on its taxable income at regular corporate tax rates and it would not be permitted to qualify as a REIT for four years following the year in which it lost its qualification. The Company intends to continue to organize and operate in such a manner as to remain qualified as a REIT.

The Separation and the Distribution

On October 5, 2022, the Company entered into a Separation and Distribution Agreement with Bluerock Residential, Badger Parent LLC, Badger Holdco LLC and Bluerock Residential Holdings, L.P., the Company’s operating partnership (the “Operating Partnership”), pursuant to which, among other things, Bluerock Residential contributed to the Company its single-family residential real estate business and certain other assets (the “Separation”).

On October 6, 2022, following the Separation, Bluerock Residential completed the spin-off of the Company by distributing all the Company’s outstanding shares of Class A common stock and Class C common stock to the holders of Bluerock Residential common stock (the “Distribution”) as of the record date, September 29, 2022 (the “Spin-Off”). As a result of the Separation, the Distribution and the Spin-Off, the Company became an independent, publicly traded company and its Class A common stock is listed under the symbol “BHM” on the NYSE American. Following the Separation, the Distribution and the Spin-Off, the former holders of Bluerock Residential common stock who received shares of the Company’s common stock in the Distribution indirectly owned approximately 34% of the Company’s single-family residential business, and holders of units in the Operating Partnership (other than the holders of the Company’s common stock) indirectly owned approximately 66% of the Company’s single-family residential business.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company conducts its operations through the Operating Partnership, of which it is the sole general partner. The combined consolidated financial statements include the Company’s accounts and those of the Operating Partnership and its subsidiaries. As of December 31, 2023, limited partners other than the Company owned approximately 68.68% of the common units of the Operating Partnership (59.45% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 9.23% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 3.76% which are not vested at December 31, 2023).

The combined consolidated financial statements include certain prior period reclassifications made by the Company to reflect the Operating Partnership unitholders’ approximately 66% ownership in the Company following the Separation and the Distribution. Reclassifications to net loss on the combined consolidated statements of operations, along with reclassifications to stockholders’ equity and noncontrolling interest for Operating Partnership unitholders on the combined consolidated balances sheets and statements of stockholders’ equity, were made for the period ending and prior to October 6, 2022.

Significant Risks and Uncertainties

Uncertainty Due to Economic Volatility

The Company’s results of operations in the future may be directly or indirectly affected by uncertainties such as the effects of inflation and related volatility in the market. As inflation accelerated rapidly in 2022 and into 2023, the Federal Reserve increased interest rates a total of seven times during 2022 and four times during 2023 to curb the effects of rising inflation. While the Federal Reserve has held rates steady since July 2023 and has forecasted rate cuts in 2024, there can be no assurances that interest rates will not rise again, and the Company’s operating costs, including utilities and payroll, may increase as a result of future increases in inflation. Rising interest rates cause uncertainty in credit and capital markets which could have material and adverse effects on the Company’s financial condition, results of operations and cash flows. The long-term impact of these economic developments will largely depend on any future action by the Federal Reserve, future laws that may be enacted, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets. The Company continues to closely monitor the impact of economic volatility on all aspects of its business.

Summary of Significant Accounting Policies

Real Estate Investments, Preferred Equity Investments and Notes Receivable (Real Estate Loan Investments)

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

Fair Value of Financial Instruments

As of December 31, 2023 and December 31, 2022, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due to affiliates, accounts payable, other accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations. Refer to Note 11 for further information regarding fair value measurements.

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

Impairment of Operating Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the Company’s operating real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of operating real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the operating real estate and related intangible assets, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the operating real estate and related intangible assets. No impairment charges on operating real estate and related intangible assets were recorded in 2023 or 2022.

Held for Sale Real Estate Assets

Real estate assets are classified as held for sale when they meet the applicable GAAP criteria in accordance with ASC 360-10 Property, Plant, and Equipment - Overall, including, but not limited to, the availability of the real estate asset for immediate sale in its present condition, the existence of an active program to locate a buyer, the probable sale of the real estate asset within one year, and actions required to complete the sale of the real estate asset are likely to occur. Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on the combined consolidated balance sheets. At December 31, 2023, the Company had 118 units classified as held for sale, with a recorded impairment related to held for sale units of $1.3 million which is included in gain on sale and impairment of real estate investments, net within the combined consolidated statements of operations. There were no real estate assets classified as held for sale at December 31, 2022 and no impairment charges were recorded in 2022.

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

Deferred Financing Fees

Deferred financing fees represent commitment fees, legal fees and other third-party costs associated with obtaining financing. Fees associated with the Company’s revolving lines of credit are recorded within accounts receivable, prepaids and other assets on the combined consolidated balance sheets. Deferred fees associated with its lines of credit are amortized to interest expense over the terms of the financing agreements using the straight-line method, which approximates the effective interest method.

Partially Owned Properties’ Noncontrolling Interests

Partially owned properties’ noncontrolling interests are comprised of the Company’s joint venture partners’ interests in consolidated joint ventures. The Company reports its joint venture partners’ interest in its consolidated real estate joint ventures and other subsidiary interests held by third parties as noncontrolling interests. The Company records these noncontrolling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss and equity contributions and distributions. These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the noncontrolling interest holder pursuant to each joint venture’s operating agreement.

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

Distribution Policy

The Company expects to authorize and declare regular cash distributions to its stockholders to maintain its REIT status. Distributions to stockholders will be determined by the Company’s board of directors (the “Board”) and will be dependent upon a number of factors, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements to maintain the Company’s status as a REIT, and other considerations as the Board may deem relevant. Distributions are recorded as a reduction of stockholders’ equity in the period in which they are declared.

Dividends may be funded from a variety of sources. In particular, the Company expects that, initially, dividends may exceed net income under accounting principles generally accepted in the United States of America (“GAAP”) because of non-cash expenses, mainly depreciation and amortization expense, which are included in net income. To the extent that funds available for distribution are less than the amount required to be distributed to stockholders to satisfy the requirements to maintain its REIT status, the Company may consider various means to cover any such shortfall, including borrowing under loans, selling certain assets or using a portion of the net proceeds from future offerings of equity, equity-related securities or debt securities or declaring taxable share dividends. In addition, the Company’s charter allows the issuance of preferred equity shares that could have a preference on dividends, and such dividend preference on the preferred equity could limit the ability to pay dividends to the holders of our common stock.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and has qualified since the taxable year ended December 31, 2022. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants it relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income (loss) and net cash available for distribution to stockholders. However, the Company intends to continue to organize and operate in such a manner as to remain qualified for treatment as a REIT.

For the year ended December 31, 2023, 100% of the distributions received by both the common and preferred stockholders were classified as capital gains for income tax purposes and none were a return of capital. For the common and preferred stockholders, 0.4022% and 0.5665% of the capital gains, respectively, qualified as Section 1250 gains. For the year ended December 31, 2022, the Company did not make any distributions.

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It requires a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in an income tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management has considered all positions taken on the 2022 tax returns (where applicable), and those positions expected to be taken on the 2023 tax returns, and concluded that tax positions taken have a more likely than not level of assurance of being sustained at the full amount upon examination. Accordingly, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2023. If any income tax exposure was identified, the Company would recognize an estimated liability for income tax items that meet the criteria for accrual. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. If any interest and penalties related to income tax assessments arose, the Company would record them as income tax expense. The statute of limitations for the Company’s returns is generally 3 years and as of December 31, 2023, tax returns for the calendar year 2022 remains subject to examination by the Internal Revenue Service and various state tax jurisdictions.

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

New Accounting Pronouncements

In January 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-01 “Reference Rate Reform (Topic 848)” (“ASU 2021-01”). The amendments in ASU 2021-01 were effective immediately and permit entities to elect certain optional expedients in connection with reference rate reform activities and their impact on debt, contract modifications and derivative instruments as it is expected the global market will transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The initial sunset date for election of the amendments in ASU 2021-01 was December 31, 2022, though with the issuance by FASB of ASU 2022-06 “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, the amendments in ASU 2021-01 can be elected over time as reference rate reform activities occur through December 31, 2024. The Company has not elected the optional expedients, though it continues to evaluate the impact of the guidance and may apply elections as applicable as changes in the market occur.

In November 2023, the FASB issued Accounting Standards Update No. 2023-07 “Improvements to Reportable Segment Disclosures (Topic 280)” (“ASU 2023-07”). The amendments in ASU 2023-07 require additional disclosures regarding reportable segments, including a segment’s significant expenses on both an annual and interim basis. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07 on its financial disclosures.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09 “Improvements to Income Tax Disclosures (Topic 740)” (“ASU 2023-09”). The amendments in ASU 2023-09 require additional disclosure with respect to the effective tax rate reconciliation and information on income taxes paid. The amendments in ASU 2023-09 are effective for the Company for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-09 on its financial disclosures.

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

Note 3 – Discontinued Operations

The following table summarizes amounts for the year ended December 31, 2022 related to discontinued operations that resulted from trailing sales activity of multifamily investments in 2021 (amounts in thousands). The Company previously concluded that these multifamily investment sales were discontinued operations as the asset group represented a component of an entity, the component met the criteria of held for sale in 2021, and the disposals represented a strategic shift in the Company’s business from multifamily apartment communities to single-family residential units.

2022
Total Revenues	$—

Expenses
Property operating	(53)
Total expenses	(53)
Income on operations of rental property	53

Gain on sale of real estate assets	258
Income from discontinued operations	$311

There are no amounts in the combined consolidated statement of cash flows that are included in discontinued operations for the year ended December 31, 2022.

Note 4 – Sale of Real Estate Assets and Held for Sale Real Estate Assets

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

Sale of Consolidated Operating Units

During 2023, the Company closed on the following sales: two units in the Golden Pacific portfolio, twelve units in the Peak JV 2 portfolio, and thirty-nine units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sales agreements. The fifty-three units were sold for an aggregate of approximately $9.5 million, subject to certain closing costs, prorations and adjustments typical in such real estate transactions, and generated net proceeds of approximately $9.1 million and a gain on sales of approximately $0.3 million.

Sale of Willow Park Interests

On October 26, 2023, Willow Park, the underlying asset of an unconsolidated joint venture located in Willow Park, Texas, was sold. Upon the sale, the Company’s preferred equity investment was redeemed for $4.1 million, which included $2.9 million of its total $4.6 million principal investment and $1.2 million of accrued preferred return.The remaining $1.7 million of the Company’s principal investment is collateralized by The Woods at Forest Hill and Peak REIT OP. Refer to Note 8 for further information.

Sale of The Cottages at Warner Robins Interests

On December 15, 2023, The Cottages at Warner Robins, the underlying asset of an unconsolidated joint venture located in Warner Robins, Georgia, was sold. Upon the sale, the Company’s preferred equity investment was redeemed by the joint venture for $16.6 million, which included its original preferred investment of $13.3 million, accrued preferred return of $3.1 million and a minimum interest payment of $0.2 million.

Held for Sale

As of December 31, 2023, the Company classified an aggregate of 118 units as held for sale in its combined consolidated balance sheets, with a $1.3 million recorded impairment related to held for sale units which is included in gain on sale and impairment of real estate investments, net on the combined consolidated statements of operations. The units are included in the following portfolios: 35 units of Indy-Springfield (formerly Peak JV 1), 13 units of Peak JV 2, and 70 units of Peak JV 3. These units were identified based on submarket analysis and individual unit-level operational review.

Note 5 – Investments in Real Estate

As of December 31, 2023, the Company held eighteen real estate investments, consisting of eleven consolidated investments and seven held through preferred equity and loan investments. The following tables provide summary information regarding the Company’s consolidated investments and preferred equity and loan investments.

Consolidated Investments

		Number of	Average Year	Ownership
Operating Investment Name	Market / Location	Units (1)	Built	Interest
Ballast	AZ / CO / WA	84	1998	95%
Golden Pacific	IN / KS / MO	169	1977	97%
ILE	TX / SE US	482	1991	95%
Indy-Springfield, formerly Peak JV 1	IN / MO	334	1999	100%
Navigator Villas	Pasco, WA	176	2013	90%
Peak JV 2	Various / TX	596	1980	80%
Peak JV 3	Dallas-Fort Worth, TX	150	1961	56%
Savannah-84, formerly Peak JV 4	Savannah, GA	84	2022	100%
Wayford at Concord	Concord, NC	150	2019	83%
Yauger Park Villas	Olympia, WA	80	2010	95%
Total Operating Units		2,305

Development Investment Name
Abode Wendell Falls (2)	Wendell, NC	170	—	100%
Total Development Units		170
Total Units		2,475
(1)	Total operating units includes an aggregate of 118 units classified as held for sale and includes the following portfolios: 35 units in Indy-Springfield, 13 units in Peak JV 2, and 70 units in Peak JV 3.
(2)	Abode Wendell Falls is a build to rent development project expected to commence construction in the second quarter 2024. The total estimated project cost is $56.0 million, of which $6.5 million was incurred as of December 31, 2023.

Depreciation expense was $16.2 million and $12.9 million for the years ended December 31, 2023 and 2022, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months. Amortization expense related to the in-place leases was zero and $2.7 million for the years ended December 31, 2023 and 2022, respectively.

The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all the risks and benefits of ownership of the consolidated real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as a security deposit vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not individually significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of their security deposit. Security deposits received in cash related to tenant leases are included within other accrued liabilities in the accompanying combined consolidated balance sheets and totaled $2.3 million and $2.1 million as of December 31, 2023 and 2022, respectively, for the Company’s consolidated real estate investments. No individual tenant represents over 10% of the Company’s annualized base rent for the consolidated real estate investments.

Preferred Equity and Loan Investments

			Actual /
		Actual /	Estimated	Actual / Estimated
		Planned	Initial	Construction
Lease-up Investment Name	Location / Market	Number of Units	Occupancy	Completion
The Woods at Forest Hill	Forest Hill, TX	76	4Q 2022	3Q 2023
Willow Park	Willow Park, TX	58	2Q 2022	3Q 2023
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	2Q 2023	4Q 2023
The Cottages of Port St. Lucie	Port St. Lucie, FL	286	2Q 2023	1Q 2024
Wayford at Innovation Park	Charlotte, NC	210	3Q 2023	3Q 2024
Total Lease-up Units		924

Development Investment Name
Chandler	Chandler, AZ	208	2Q 2024	3Q 2024
Total Development Units		208

Operating Investment Name		Number of Units
Peak Housing (1)	IN / MO / TX	452
Total Operating Units		452
Total Units		1,584
(1)	Peak Housing is a stabilized operating portfolio and the number of units shown represents those collateralizing the Company’s preferred equity investment in the Peak REIT OP as of December 31, 2023 (refer to Note 8 for further information). Unit count excludes units presented in the consolidated investments table above.

Note 6 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity and related new financing during the years ended December 31, 2023 and 2022 ($ in thousands):

			Number of	Ownership		Purchase
Investment Name	Market / Location	Date (1)	Units	Interest		Price	Debt (2)
2022
First Quarter
Peak JV 2	Various / TX	March	34	80%		$7,650	$5,355	(3)
Savannah-84, formerly Peak JV 4	Savannah, GA	March	19	100%	(4)	4,465	—
Golden Pacific	IN / KS / MO	Various	62	97%		11,774	—
ILE	TX / SE US	Various	31	95%		7,011	9,974	(5)
Second Quarter
Ballast	AZ / CO / WA	Various	65	95%		26,100	—
Golden Pacific	IN / KS / MO	Various	66	97%		13,966	—
ILE	TX / SE US	Various	108	95%		27,804	8,802	(5)
Savannah-84	Savannah, GA	Various	20	100%	(4)	4,767	—
Third Quarter
Ballast	AZ / CO / WA	Various	19	95%		6,233	—
Golden Pacific	IN / KS / MO	Various	35	97%		7,859	—
ILE	TX / SE US	Various	64	95%		16,711	10,193	(5)
Savannah-84	Savannah, GA	Various	14	100%	(4)	3,394	—
Fourth Quarter
Golden Pacific	IN / KS / MO	October	1	97%		155	—
Savannah-84	Savannah, GA	Various	13	100%	(4)	3,151	—

2023
Savannah-84	Savannah, GA	February 23, 2023	18	100%		4,230	—
Abode Wendell Falls (6)	Wendell, NC	December 20, 2023	170	100%		5,750	—
(1)	For those dates where a month is listed, additional units were acquired and added to the respective existing portfolio throughout that specified month. For those dates where “Various” is listed, additional units were acquired and added to the respective existing portfolios on various dates throughout that specified quarter. For Ballast, the units acquired in the second quarter 2022 were the first acquisitions by the Company for the portfolio.
(2)	For those investments where no debt amount is presented, the purchase price was funded in full by the Company and its unaffiliated joint venture partner, or solely by the Company for investments where it holds full ownership, upon acquisition.
(3)	As part of the acquisition, the Company provided a mezzanine loan to the consolidated portfolio owner in the full amount shown. During 2022, this loan was converted into a common equity interest. Refer to the Peak Housing disclosure in Note 7 for further information.
(4)	In January 2023, the Company acquired the unaffiliated joint venture partner’s interest in Savannah-84, increasing its interest from 80% to 100%.
(5)	As there are four separate credit agreements under which the ILE portfolio acquisitions are financed, the debt amount represents the aggregate debt held through one or more of these credit agreements. Refer to Note 9 and Note 10 for further information.
(6)	Abode Wendell Falls is a build to rent development project expected to commence construction in the second quarter 2024. The total estimated project cost is $56.0 million, of which $6.5 million was incurred as of December 31, 2023.

Purchase Price Allocation

The real estate acquisitions above have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets based on their estimated fair values at the dates of acquisition.

The following table summarizes the assets acquired at the acquisition date for acquisitions made during the year ended December 31, 2023 (amounts in thousands):

Purchase Price
Allocation
Land	$7,012
Building	3,831
Total assets acquired (1)	$10,843
(1)	The $10.8 million of total assets acquired includes $0.9 million of acquisition expenses that have been capitalized as the acquisitions of additional real estate have been accounted for as asset acquisitions.

Acquisition of Additional Interests in Investments

During the year ended December 31, 2023, the Company acquired the noncontrolling partner’s interest in the following consolidated operating investments ($ in thousands):

			Previous Ownership	New Ownership
Investment Name	Date	Amount	Interest	Interest
Savannah-84	January 6, 2023	$939	80%	100%
Indy-Springfield, formerly Peak JV 1	March 8, 2023	4,110	60%	100%

Note 7 – Notes and Interest Receivable

Following is a summary of the notes and accrued interest receivable due from loan investments at December 31, 2023 (amounts in thousands). At December 31, 2022, the Company held no loan investments and there were no outstanding interest receivable amounts due to the Company.

Investment Name	2023
Notes Receivable
The Woods at Forest Hill	$8,284
Willow Park	9,400
Total notes receivable	$17,684

Accrued Interest Receivable
The Woods at Forest Hill	$94
Willow Park	35
Total accrued interest receivable	$129
Total notes and accrued interest receivable	$17,813
Allowance for credit losses	(16)
Total, net	$17,797

Allowance for Credit Losses

The provision for and recovery of credit losses of the Company’s loan investments at December 31, 2023 and 2022 are summarized in the table below (amounts in thousands):

	2023	2022
Beginning balances, net as of January 1, 2023 and 2022, respectively	$—	$59
Provision for (recovery of) credit losses on pool of assets (1)	16	(59)
Allowance for credit losses, end of period	$16	$—
(1)	Under CECL, a provision for, or recovery of, credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The provision for credit losses during the year ended December 31, 2023 was attributable to the addition of two investments to the pool of assets. The recovery of credit losses during the year ended December 31, 2022 was a result of the sale of The Hartley at Blue Hill.

Following is a summary of the interest income from loan investments for the years ended December 31, 2023 and 2022 (amounts in thousands):

Investment Name	2023	2022
The Hartley at Blue Hill (1)	$—	$784
The Woods at Forest Hill	7	—
Weatherford 185 (2)	—	501
Willow Park	87	—
Total	$94	$1,285
(1)	In the first quarter 2022, The Hartley at Blue Hill property was sold and the mezzanine loan provided by the Company was paid off in full. The Hartley at Blue Hill senior loan provided by the Company was paid off in full in the second quarter 2022. Refer to the disclosure below for further information.
(2)	In July 2022, the Weatherford 185 mezzanine loan provided by the Company was paid off in full. Refer to the disclosure below for further information.

The occupancy percentages of the Company’s loan investments at December 31, 2023 are as follows:

Investment Name	2023
The Woods at Forest Hill (1)	63.2%
Willow Park (2)	44.8%
(1)	The Woods at Forest Hill commenced lease-up in October 2022.
(2)	Willow Park commenced lease-up in late June 2022.

Peak Housing Financing

Prior to 2023, the Company made a preferred equity investment in the operating partnership of Peak Housing REIT (the “Peak REIT OP”), and in addition, made common equity investments, through joint ventures with Peak REIT OP, in sixteen portfolios of single-family residential units through Indy-Springfield (formerly Peak JV 1), Peak JV 2, Peak JV 3, and Savannah-84 (formerly Peak JV 4). In addition to its common and/or preferred equity investments, the Company, through wholly-owned lender-entities, provided the full mortgage or mezzanine loan to fifteen of the sixteen respective portfolio owners within Indy-Springfield, Peak JV 2, and Peak JV 3 (no loan was provided in conjunction with Savannah-84). These portfolio owners are owned by joint ventures in which the Company has its common equity investments along with Peak REIT OP.

During the second quarter 2022, the mortgage and mezzanine loans provided by the Company to fourteen of the respective portfolio owners in Indy-Springfield and Peak JV 2 were converted into a total of $105.4 million of common equity interests, which included the full principal loan balances in the aggregate amount of $99.8 million and an aggregate amount of $5.6 million representing the minimum interest associated with the respective loans.

As of December 31, 2023, one mezzanine loan that the Company provided to the portfolio owner in Peak JV 3 in the initial amount of $20.0 million remains. The entity through which the Company provided the loan (the lender-entity) and the entity to which the loan was provided (the property owner) consolidate into the Company’s financial statements. As such, the loan receivable balance and the loan payable balance, and the loan interest income and loan interest expense attributable to the Company, are eliminated through consolidation on the combined consolidated balance sheets and statements of operations, respectively. The Company (as lender entity) recognizes Peak REIT OP’s portion of interest expense on the loan as income and this amount is reflected in net income (loss) attributable to common stockholders in the Company’s combined consolidated statements of operations. The mezzanine loan was to mature on December 31, 2023, however on November 30, 2023, the property owner delivered written notice to the Company of its intention to exercise one of the loan’s two six-month extension options, extending the maturity date to June 30, 2024. The loan has one six-month extension option remaining, subject to certain conditions, and the loan can be prepaid without penalty. During 2023, proceeds from the sales of 39 units in the Peak JV 3 portfolio (refer to Note 4 for further information) have been used to reduce the outstanding balance of the mezzanine loan provided by the Company to $15.9 million as of December 31, 2023.

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

In February 2022, The Hartley at Blue Hill property was sold and the Hartley Mezz Loan was paid off for $34.4 million, which included principal repayment of $31.0 million and accrued interest of $3.4 million. In April 2022, the senior loan of $5.0 million was paid off in full.

The Woods at Forest Hill Loan Financing

On December 28,2023, the Company assumed an $8.3 million senior loan (the “Woods Loan”) made to an unaffiliated third-party borrower for 76-build for rent, single-family residential units in Forest Hill, Texas. The Woods Loan investment by the Company is in addition to its existing preferred equity investment in The Woods at Forest Hill (refer to Note 8 for further information). The Woods Loan bears interest at the prime rate plus 1.50% per annum, subject to a 4.75% rate floor, with regular monthly payments that are interest-only through June 2024 and future payments based on twenty-five-year amortization. The Woods Loan matures on December 20, 2024, contains two (2) one-year extension options subject to certain conditions, and can be prepaid in part or in whole subject to a make whole premium.

Weatherford 185 Mezzanine Loan Financing

In February 2022, the Company provided a $9.6 million mezzanine loan to an unaffiliated third party to purchase land in Weatherford, Texas for the development of approximately 185-build for rent, single-family residential units. The loan bore interest at a fixed rate of 12% per annum with interest-only payments during the term of the loan. The loan was to initially mature on May 16, 2022 and contained three (3) thirty-day extension options, of which the borrower exercised all three options, extending the maturity date to August 14, 2022. At the time of each such extension, the borrower was required to make a payment to the Company of $0.1 million toward the unpaid principal amount of the loan. The loan could be prepaid without penalty.

In July 2022, the outstanding balance of the Weatherford 185 mezzanine loan provided by the Company was paid off for $9.4 million, which included principal repayment of $9.3 million and accrued interest of $0.1 million.

Willow Park Loan Financing

On October 26, 2023, Willow Park, the underlying asset of an unconsolidated joint venture located in Willow Park, Texas, was sold and the Company’s preferred equity investment was redeemed (refer to Note 8 for further information). As part of the sale, the Company provided a $9.4 million senior loan (the “Willow Loan”) to the new unaffiliated third-party owner of Willow Park for 58-build for rent, single-family residential units. Of the 58 total units acquired by the Willow Loan borrower, 46 units previously collateralized the Company’s preferred equity investment in Willow Park, with the remaining 12 units previously owned by unaffiliated third parties. The Willow Loan bears interest at a fixed rate of 5.08% per annum during the initial term with regular monthly payments that are interest-only. The Willow Loan matures on October 28, 2024, contains two six-month extension options subject to certain conditions, and can be prepaid in part, subject to a minimum payment, or in whole without penalty.

Note 8 – Preferred Equity Investments in Unconsolidated Real Estate Joint Ventures

The carrying amount of the Company’s preferred equity investments in unconsolidated real estate joint ventures at December 31, 2023 and 2022 is summarized in the table below (amounts in thousands):

Investment Name	2023	2022
Chandler	$15,000	$—
Peak Housing	10,663	20,318
The Cottages at Myrtle Beach	17,913	17,913
The Cottages at Warner Robins (1)	—	13,250
The Cottages of Port St. Lucie	18,785	18,785
The Woods at Forest Hill	5,575	3,300
Wayford at Innovation Park	13,400	10,205
Willow Park (2)	—	2,540
Total	$81,336	$86,311
Allowance for credit losses	(180)	(22)
Total, net	$81,156	$86,289
(1)	On December 15, 2023, the Company’s preferred equity investment was redeemed. Refer to the disclosures below for further information.
(2)	On October 26, 2023, the Company’s preferred equity investment was redeemed. Refer to the disclosures below for further information.

Allowance for Credit Losses

The provision for and recovery of credit losses of the Company’s preferred equity investments at December 31, 2023 and 2022 are summarized in the table below (amounts in thousands):

	2023	2022
Beginning balances, net as of January 1, 2023 and 2022, respectively	$22	$73
Provision for (recovery of) credit losses on pool of assets, net (1)	158	(51)
Allowance for credit losses, net, end of period	$180	$22

Recovery of credit loss – Alexan Southside Place (2)	$—	$(292)
(1)	Under CECL, a provision for, or recovery of, credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The provision for credit losses during the year ended December 31, 2023 was attributable to the addition of one investment to the pool of assets (which was only partially offset by the removal of two investments from the pool of assets) and an increase in the trailing twelve-month historical default rate.
(2)	In 2021, Alexan Southside Place, the property underlying the Company’s preferred equity investment, was sold. In 2022, the Company recognized a partial recovery of a previously recorded credit loss on Alexan Southside Place.

As of December 31, 2023, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding preferred equity investments in six joint ventures which are classified as held to maturity debt securities as the Company has the intention and ability to hold the investments to maturity. The Company earns a fixed return on these investments which is included within preferred returns on unconsolidated real estate joint ventures in its combined consolidated statements of operations. Each joint venture’s purpose is to develop or operate a portfolio of residential units.

The preferred returns on the Company’s unconsolidated real estate joint ventures for the years ended December 31, 2023 and 2022 are summarized below (amounts in thousands):

Investment Name	2023	2022
Chandler	$259	$—
Peak Housing	1,350	1,887
The Cottages at Myrtle Beach	2,633	2,288
The Cottages at Warner Robins	1,863	1,151
The Cottages of Port St. Lucie	2,762	2,186
The Woods at Forest Hill	679	274
Wayford at Innovation Park	1,619	469
Willow Park	467	333
Total preferred returns on unconsolidated joint ventures (1)	$11,632	$8,588
(1)	Total includes both current and accrued preferred return amounts. The accrued balance of the total preferred returns was $8.0 million and $6.7 million at December 31, 2023 and 2022, respectively.

The occupancy percentages of the Company’s unconsolidated real estate joint ventures at December 31, 2023 and 2022 are as follows:

Investment Name	2023	2022
Chandler (1)	—	—
Peak Housing (2)	88.3%	95.4%
The Cottages at Myrtle Beach (3)	37.4%	—
The Cottages of Port St. Lucie (3)	29.4%	—
The Woods at Forest Hill (4)	63.2%	1.3%
Wayford at Innovation Park (5)	11.0%	—
(1)	Chandler had not commenced lease-up as of December 31, 2023.
(2)	Percent occupied for Peak Housing at December 31, 2023 excludes 32 down/renovation units.
(3)	The Cottages investments commenced lease-up in 2023 as follows: at Myrtle Beach in April and of Port St. Lucie in June.
(4)	The Woods at Forest Hill commenced lease-up in October 2022.
(5)	Wayford at Innovation Park commenced lease-up in August 2023.

Chandler Interests

On November 15, 2023, the Company made a $15.0 million preferred equity investment in a joint venture (the “Chandler JV”) with an unaffiliated third party for Chandler, a 208-unit community located in Chandler, Arizona. The Company earns a preferred return on its investment of 13.5% per annum, subject to a minimum multiple, as follows: for the first two years following the initial investment, the return will be fully accrued; after year two, the return will be paid 4.0% on a current basis with the remaining 9.5% accrued; after year three, the return will be paid 6.0% on a current basis with the remaining 7.5% accrued. The Chandler JV is required to redeem the Company’s preferred equity investment plus any accrued but unpaid preferred return on November 15, 2030 (the “redemption date”) or earlier upon the occurrence of certain events. The redemption date can be extended through three (3) one-year extension options subject to certain conditions.

Peak Housing Interests

Prior to 2023, the Company made a preferred equity investment in the Peak REIT OP in the aggregate amount of $20.3 million which was collateralized by 474 single-family residential units (“Peak Housing”) located throughout Texas. The Company earned a 7.0% current return and a 3.0% accrued return, for a total preferred return of 10.0% per annum, on $16.0 million of its investment. On its remaining $4.3 million investment, the Company earned a 4.0% current return and a 4.0% accrued return, for a total preferred return of 8.0% per annum. On the Company’s total $20.3 million investment, it earned a total weighted average preferred return of 9.6% per annum.

On March 3, 2023, the Company’s agreement with the Peak REIT OP regarding its total preferred equity investment in Peak Housing was amended. As part of the amendment, the Company’s two tranches of preferred equity investments were combined into one $20.3 million preferred equity investment earning a 6.4% current return and a 3.2% accrued return, for a total preferred return of 9.6% per annum. In addition, the amendment increased the collateral underlying the Company’s preferred equity investment from 474 units to 648 units, and the net assets of the Peak REIT OP were included as additional collateral. Peak REIT OP may sell the units collateralizing the Company’s preferred equity investment, though Peak REIT OP is required to distribute any net sale proceeds to the Company, after consideration for partnership operating expenses and reserve requirements, until the Company’s full preferred equity investment has been repaid in full, subject to certain rate of return requirements and including any accrued but unpaid preferred returns.

During 2023, the Company’s preferred equity investment in the Peak REIT OP was partially redeemed in the aggregate amount of $10.7 million, which included principal investment of $9.7 million and accrued preferred return of $1.0 million. The Company’s partial redemption of its preferred equity investment was a result of the sale by Peak REIT OP of 196 of the 648 units that collateralized the Company’s investment. As of December 31, 2023, the Company’s remaining preferred equity investment in the Peak REIT OP was $10.6 million, with a remaining 452 units as collateral underlying the Company’s investment.

The Cottages at Myrtle Beach Interests

In September 2021, the Company entered into a joint venture agreement with an unaffiliated third party (the “Cottages MB JV”) and developed 294-build for rent, single-family residential units in Myrtle Beach, South Carolina. The Company made a commitment to invest $17.9 million of preferred equity interests in the Cottages MB JV, all of which had been funded as of December 31, 2023. The Company earns a 14.5% per annum accrued return on outstanding capital contributions with payments to be remitted when the properties generate cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of properties. The Cottages MB JV is required to redeem the Company’s preferred equity interests plus any accrued preferred return on the date the construction loan (refer to below) is due and payable or earlier upon the occurrence of certain events.

In conjunction with The Cottages at Myrtle Beach investment, The Cottages at Myrtle Beach property owner, which is owned by an entity in which the Company has a preferred equity interest, entered into a $40.2 million construction loan, of which $36.7 million was outstanding as of December 31, 2023. The loan matures on March 9, 2025 and is secured by the fee simple interest in The Cottages at Myrtle Beach property. The loan contains two (2) one-year extension options, subject to certain conditions, and can be prepaid without penalty. The loan bears interest on the amount drawn at the greater of 3.10% or one-month LIBOR plus 2.60% with interest-only monthly payments through the initial term of the loan.

The Cottages at Warner Robins Interests

In December 2021, the Company entered into a joint venture agreement with an unaffiliated third party (the “Cottages WR JV”) and developed 251-build for rent, single-family residential units in Warner Robins, Georgia. The Company made a preferred equity investment of$13.3 million in the Cottages WR JV, all of which had been funded. The Company earned a 14.5% per annum accrued return on outstanding capital contributions with payments to be remitted when the properties generated cash flow in excess of operating costs and/or there were available net proceeds from financing, refinancing or sale of properties. The Cottages WR JV was required to redeem the Company’s preferred equity interests plus any accrued preferred return on the date the construction loan (refer to below) was due and payable or earlier upon the occurrence of certain events.

In conjunction with The Cottages at Warner Robins investment, The Cottages at Warner Robins property owner, which was owned by an entity in which the Company had a preferred equity interest, entered into a $34.5 million construction loan. The loan was to mature on April 5, 2025,was secured by the fee simple interest in The Cottages at Warner Robins property, and could be prepaid without penalty. The loan bore interest on the amount drawn with interest-only monthly payments through the initial term of the loan.

On December 15, 2023, The Cottages at Warner Robins was sold, and the Company’s preferred equity investment in The Cottages at Warner Robins was redeemed by the Cottages WR JV for $16.6 million, which included its original preferred investment of $13.3 million, accrued preferred return of $3.1 million and a minimum interest payment of $0.2 million.

The Cottages of Port St. Lucie Interests

In August 2021, the Company entered into a joint venture agreement with an unaffiliated third party (the “Cottages St. Lucie JV”) to develop approximately 286-build for rent, single-family residential units in Port St. Lucie, Florida. The Company made a commitment to invest $18.8 million of preferred equity interests in the Cottages St. Lucie JV, all of which had been funded as of December 31, 2023. The Company earns a 14.5% per annum accrued return on outstanding capital contributions with payments to be remitted when the properties generate cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of properties. The Cottages St. Lucie JV is required to redeem the Company’s preferred equity interests plus any accrued preferred return on the date the construction loan (refer to below) is due and payable or earlier upon the occurrence of certain events.

In conjunction with The Cottages of Port St. Lucie investment, The Cottages of Port St. Lucie property owner, which is owned by an entity in which the Company has a preferred equity interest, entered into a $45.2 million construction loan, of which $40.1 million was outstanding as of December 31, 2023. The loan matures on August 26, 2024 and is secured by the fee simple interest in The Cottages of Port St. Lucie property. The loan contains two (2) one-year extension options, subject to certain conditions, and can be prepaid without penalty. The loan bears interest on the amount drawn at the greater of 3.50% or one-month LIBOR plus 2.75% with interest-only monthly payments through the initial term of the loan.

The Woods at Forest Hill Interests

In December 2021, the Company entered into a joint venture agreement with Peak REIT OP (the “Woods JV”) and developed 76-build for rent, single-family residential units in Forest Hill, Texas. The Company made an original commitment to invest $3.3 million of preferred equity interests in the Woods JV, however on March 17, 2023, the Company increased its commitment in the Woods JV by $2.3 million, for a total preferred equity investment commitment of $5.6 million, of which all had been funded as of December 31, 2023. The Company earns a 13.0% per annum accrued return on its original preferred equity investment of $3.3 million. On its additional preferred equity investment commitment of $2.3 million, the Company earns an accrued return on its outstanding capital contributions at a rate of 15.0% per annum compounded monthly, subject to a minimum multiple. Payments of the Company’s preferred return are to be remitted when the properties generate cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of properties. The Woods JV is required to redeem the Company’s preferred equity interests plus any accrued preferred return on the date the construction loan (refer to below) is due and payable or earlier upon the occurrence of certain events.

In conjunction with The Woods at Forest Hill development, The Woods at Forest Hill property owner, which is owned by an entity in which the Company has a preferred equity interest, entered into an $8.3 million construction loan, of which the full amount was outstanding as of December 31, 2023. The loan matures on December 20, 2024 and is secured by the fee simple interest in The Woods at Forest Hill property. The loan contains two (2) one-year extension options, subject to certain conditions, and can be prepaid subject to a make whole premium. The loan bears interest on the amount drawn at the greater of 4.75% or the prime rate plus 1.50% with interest-only monthly payments through July 2024 and future monthly payments based on twenty-five-year amortization.

On December 28, 2023, the Company made a loan investment in The Woods at Forest Hill in addition to its existing preferred equity investment. Refer to Note 7 for further information.

Wayford at Innovation Park Interests

In June 2021, the Company entered into a joint venture agreement with an unaffiliated third party (the “Wayford IP JV”) to develop approximately 210-build for rent, single-family residential units in Charlotte, North Carolina. The Company made a commitment to invest $13.4 million of preferred equity interests in the Wayford IP JV, of which all had been funded as of December 31, 2023. The Company earns a 12.5% per annum accrued return on outstanding capital contributions with payments to be remitted when the property generates cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of the property. The Wayford IP JV is required to redeem the Company’s preferred equity interest plus any accrued preferred return on June 17, 2026 or earlier upon the occurrence of certain events.

In conjunction with the Wayford at Innovation Park development, the Wayford at Innovation Park property owner, which is owned by an entity in which the Company has a preferred equity interest, entered into a $39.6 million construction loan, of which $18.0 million was outstanding as of December 31, 2023. The loan matures on October 15, 2026, can be prepaid without penalty, and is secured by the fee simple interest in the Wayford at Innovation Park property. The loan bears interest on the amount drawn at the greater of 3.50% or one-month LIBOR plus 2.25% with interest-only monthly payments through October 2024 and future monthly payments based on thirty-year amortization.

Willow Park Interests

In June 2021, the Company entered into a joint venture agreement with Peak REIT OP (the “Willow Park JV”) and developed 46-build for rent, single-family residential units in Willow Park, Texas. The Company made an original commitment to invest $2.5 million of preferred equity interests in the Willow Park JV, however on February 28, 2023, the Company increased its commitment in the Willow Park JV by $2.1 million, for a total preferred equity investment commitment of $4.6 million, of which nearly all had been funded. The Company earned a 13.0% per annum accrued return on its original preferred equity investment of $2.5 million. On its additional preferred equity investment commitment of $2.1 million, the Company earned an accrued return on its outstanding capital contributions at a rate of 15.0% per annum compounded monthly, subject to a minimum multiple. Payments of the Company’s preferred return were to be remitted when the properties generated cash flow in excess of operating costs and/or there were available net proceeds from financing, refinancing or sale of properties. The Willow Park JV was required to redeem the Company’s preferred equity interests plus any accrued preferred return on the date the construction loan (refer to below) was due and payable or earlier upon the occurrence of certain events.

In conjunction with the Willow Park development, the Willow Park property owner, which was owned by an entity in which the Company had a preferred equity interest, entered into an $8.8 million construction loan. The loan was to mature on August 5, 2024, was secured by the fee simple interest in the Willow Park property, and could be prepaid subject to a make whole premium. The loan bore interest on the amount drawn with interest-only monthly payments through February 2024.

On October 26, 2023, Willow Park was sold, and the Company’s preferred equity investment in Willow Park was redeemed by the Willow Park JV for $4.1 million, which included $2.9 million of its total $4.6 million principal investment and $1.2 million of accrued preferred return. The accrued preferred return was earned by the Company on its total principal investment and based on rates and terms agreed upon for its original and additional principal investments. The remaining $1.7 million of the Company’s principal investment is collateralized by The Woods at Forest Hill and Peak REIT OP investments and is recorded within accounts receivable, prepaids and other assets of the Company’s consolidated balance sheet. As part of the sale, the Company provided a loan to the new unaffiliated third-party owner of Willow Park. Refer to Note 7 for further information.

Note 9 — Revolving Credit Facilities

The outstanding balances on the revolving credit facilities as of December 31, 2023 and 2022 are as follows (amounts in thousands):

Revolving Credit Facilities	2023	2022
Amended DB Credit Facility	$50,000	$—
DB Credit Facility	—	35,000
ILE Sunflower Credit Facility	20,000	20,000
Total	$70,000	$55,000

Amended Deutsche Bank Credit Facility (“Amended DB Credit Facility”)

On December 29, 2023, certain of the Company’s subsidiaries entered into an amended and restated credit facility (the “Amended DB Credit Facility”) with Deutsche Bank Securities Inc. (“Deutsche Bank”), as sole lead arranger, Deutsche Bank AG, New York Branch, as administrative agent, the financial institutions party thereto as lenders and Computershare Trust Company, N.A., as paying agent and calculation agent, and the Company as a guarantor. The Amended DB Credit Facility extended the maturity date of the credit facility to April 6, 2025, included the addition of a one-year extension option, subject to certain conditions, and included changes in certain financial and operating covenants. There were no other material changes in terms from the previous credit facility. The Amended DB Credit Facility provides for a revolving loan with a maximum commitment amount of $150 million. Borrowings under the Amended DB Credit Facility are limited to financings related to the acquisition, renovation, rehabilitation, maintenance and leasing of single-family residential units initially only in the Peak JV 2 portfolio, though in the second quarter 2023, the credit facility was amended such that borrowings can also be applied to units in the Indy-Springfield (formerly Peak JV 1) and Savannah-84 (formerly Peak JV 4) portfolios. Borrowings under the Amended DB Credit Facility bear interest on the amount drawn at Term SOFR plus 2.80%, and borrowings can be prepaid without premium or penalty. The interest rate on outstanding borrowings was 8.14% at December 31, 2023. The Amended DB Credit Facility contains certain financial and operating covenants, including maximum leverage ratio, minimum debt yield and minimum debt service coverage ratio. At December 31, 2023, the Amended DB Credit Facility was drawn at $50 million and the Company was in compliance with all covenants under the Amended DB Credit Facility. The availability of borrowings under the Amended DB Credit Facility at December 31, 2023 was approximately $56 million and is based on the collateral and compliance with various ratios related to those assets.

ILE Sunflower Credit Facility

On December 27, 2021, the Company’s unaffiliated joint venture partner, ILE, entered into a credit facility with Sunflower Bank, N.A. (the “ILE Sunflower Credit Facility”). The ILE Sunflower Credit Facility provides for a revolving loan with an initial commitment amount of $20 million, which commitment contains an accordion feature to a maximum total commitment of up to $50 million. The ILE Sunflower Credit Facility, along with four other separate non-revolving credit facilities (refer to Note 10 for further information), is used in the financing of acquisitions of single-family residential units. Borrowings under the ILE Sunflower Credit Facility bear interest at LIBOR plus 3.0%, subject to a rate floor, and can be prepaid without penalty or premium. The interest rate on outstanding borrowings was 8.47% at December 31, 2023. The ILE Sunflower Credit Facility matures on December 27, 2024 and contains certain financial and operating covenants, including a minimum fixed charge coverage ratio. At December 31, 2023, ILE was in compliance with all covenants under the ILE Sunflower Credit Facility and the initial commitment was fully drawn at $20 million. A principal of ILE has guaranteed the obligations under the ILE Sunflower Credit Facility and the Company and ILE have pledged certain assets as collateral.

Note 10 – Mortgages Payable

The following table summarizes certain information as of December 31, 2023 and 2022 with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of December 31, 2023
	December 31,	December 31,		Interest-only
Investment Name	2023	2022	Interest Rate	through date	Maturity Date

Fixed Rate:
ILE (1)(2)	$25,107	$25,976	3.69%	(3)	(1)
ILE (2)(4)	4,573	—	6.00%	(3)	August 9, 2028
Navigator Villas (5)	19,702	20,039	4.57%	(3)	June 1, 2028
Yauger Park Villas (6)	14,350	14,643	4.86%	(3)	April 1, 2026
Total Fixed Rate	$63,732	$60,658

Floating Rate:
ILE (4)	$—	$4,600
Wayford at Concord (7)	32,973	32,973	4.73%	May 2027	May 1, 2029
Total Floating Rate	$32,973	$37,573
Total	$96,705	$98,231
Fair value adjustments	916	1,235
Deferred financing costs, net	(951)	(1,275)
Total mortgages payable	$96,670	$98,191
(1)	ILE’s fixed rate debt represents the aggregate debt outstanding across two separate credit agreements. Of the $25.1 million balance, $6.4 million held through one credit agreement has a fixed rate of 3.50%, while the remaining $18.7 million held through the second credit agreement has a fixed rate of 3.75%. Both credit agreements mature in 2026.
(2)	At December 31, 2023, the lender waived the minimum debt service coverage ratio covenant under the credit agreement to remain in compliance with such covenant.
(3)	The loan requires monthly payments of principal and interest.
(4)	During the second quarter 2023, one ILE credit agreement was amended to reduce and temporarily convert its interest rate from floating to fixed rate through August 1, 2023, upon which such date an interest rate swap became effective, converting the credit agreement to a fixed rate of 6.00%.
(5)	The principal balance includes a $14.2 million senior loan at a fixed rate of 4.31% and a $5.5 million supplemental loan at a fixed rate of 5.23%.
(6)	The principal balance includes a $10.0 million senior loan at a fixed rate of 4.81% and a $4.4 million supplemental loan at a fixed rate of 4.96%.
(7)	The Wayford at Concord loan bears interest at the 30-day average SOFR plus 2.23%. In December 2023, the 30-day average SOFR in effect was 5.33%. SOFR rate is subject to a 2.50% rate cap through April 2025. Please refer to Note 12 for further information.

Deferred financing costs

Costs incurred in obtaining long-term financing are amortized on a straight-line basis to interest expense over the terms of the related financing agreements, as applicable, which approximates the effective interest method. Amortization of deferred financing costs, including the amounts related to the revolving credit facilities, was $3.1 million and $2.8 million for the years ended December 31, 2023 and 2022, respectively.

Fair value adjustments of debt

The Company records a fair value adjustment based upon the fair value of the loans on the date they were assumed in conjunction with acquisitions. The fair value adjustments are being amortized to interest expense over the remaining life of the loans. Amortization of fair value adjustments was $0.3 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.

Loss on Extinguishment of Debt and Debt Modification Costs

Upon repayment of or in conjunction with a material change (i.e. a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes-off any unamortized deferred financing costs and fair market value adjustments related to the original debt that was extinguished. Prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized are also included within loss on extinguishment of debt and debt modification costs on the combined consolidated statements of operations. Loss on extinguishment of debt and debt modification costs were zero for the years ended December 31, 2023 and 2022.

Debt maturities

As of December 31, 2023, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2024	$1,639
2025	1,717
2026	37,471
2027	866
2028	23,022
Thereafter	31,990
$96,705
Add: Unamortized fair value debt adjustment	916
Subtract: Deferred financing costs, net	(951)
Total	$96,670

The net book value of real estate assets providing collateral for these above borrowings, including the revolving credit facilities (refer to Note 9 for further information), was $365.3 million as of December 31, 2023.

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

In determining fair value, observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions; preference is given to observable inputs. In accordance with GAAP and as defined in ASC Topic 820: Fair Value Measurement, these two types of inputs create the following fair value hierarchy:

●	Level 1:Quoted prices for identical instruments in active markets
●	Level 2:Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable

●	Level 3:Significant inputs to the valuation model are unobservable

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

Fair Value of Financial Instruments

As of December 31, 2023 and 2022, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due to affiliates, accounts payable, other accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

Derivative Financial Instruments

The estimated fair values of derivative financial instruments are valued using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and volatility. The fair value of interest rate caps is determined using the market-standard methodology of discounting the future expected cash receipts which would occur if floating interest rates rise above the strike rate of the caps. The floating interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The fair value of interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The inputs used in the valuation of interest rate caps and swaps fall within Level 2 of the fair value hierarchy.

Fair Value of Debt

As of December 31, 2023 and December 31, 2022, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $93.0 million and $93.7 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $97.6 million and $99.5 million, respectively. The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs of the fair value hierarchy) for similar types of borrowing arrangements.

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

As of December 31, 2023, the Company had interest rate caps and swaps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying interest rate for $94.0 million of the Company’s debt.

The table below presents the classification and fair value of the Company’s derivative financial instruments on the combined consolidated balance sheets at December 31, 2023 and 2022 (amounts in thousands):

Derivatives not designated as hedging		Fair Values of Derivative
instruments under ASC 815-20	Balance Sheet Location	Instruments
		2023	2022
Interest rate caps	Accounts receivable, prepaids and other assets	$1,934	$4,702
Interest rate swaps	Accounts receivable, prepaids and other assets	483	647

The table below presents the classification and effect of the Company’s derivative financial instruments on the combined consolidated statements of operations for the years ended December 31, 2023 and 2022 (amounts in thousands):

Derivatives not designated as hedging	Location of Gain (Loss)	The Effect of Derivative Instruments
instruments under ASC 815-20	Recognized in Income	on the Statements of Operations
		2023	2022
Interest rate caps	Interest expense	$(2,768)	$2,437
Interest rate swaps	Interest expense	(165)	647

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

Note 13 – Related Party Transactions

Management Agreement with the Manager

On October 5, 2022, and in conjunction with the Separation and the Distribution, the Company entered into a management agreement (the “Management Agreement”) with the Operating Partnership and Bluerock Homes Manager, LLC (the “Manager”), which is an affiliate of Bluerock Real Estate, LLC (“BRE”), pursuant to which the Manager will provide for the day-to-day management of the Company’s operations. Pursuant to the terms of the Management Agreement, the Manager provides the Company with a management team and appropriate support personnel to provide such management services to the Company. The Management Agreement requires the Manager to manage the Company’s business affairs under the supervision and direction of the Company’s board of directions (the “Board”). Specifically, the Manager is responsible for (i) the selection, purchase and sale of the Company’s portfolio investments, (ii) the Company’s financing activities, and (iii) providing the Company with advisory services, in each case in conformity with the investment guidelines and other policies approved and monitored by its Board. The initial term of the Management Agreement expires on October 6, 2023 and will be automatically renewed for a one-year term on each anniversary date thereafter unless earlier terminated or not renewed in accordance with the terms thereof.

The Company pays the Manager a base management fee (the “base management fee”) in an amount equal to 1.50% of the Company’s New Stockholders’ Equity (as defined in the Management Agreement) per year, as well as an incentive fee (the “incentive fee”) with respect to each calendar quarter (or part thereof that the Management Agreement is in effect) in arrears. The Company is required to reimburse the Manager for certain expenses and pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The Management Agreement provides that (i) the base management fee and the incentive fee shall be allocated and payable as one half (50%) in C-LTIP Units and the remainder payable in cash or C-LTIP Units, at the discretion of the Board, and (ii) expense reimbursements shall be payable either in cash or C-LTIP Units, at the discretion of the Board. The number of C-LTIP Units payable and issued to the Manager for the base management fee, the incentive fee and expense reimbursements will be equal to the dollar amount (of the portion deemed payable in C-LTIP Units) of the fees earned or reimbursement amount divided by the average of the closing prices of the Class A common stock for the five business days prior to issuance.

For the year ended December 31, 2023 and for the period of October 6 – December 31, 2022, the Company recorded base management fees of $7.9 million and $1.8 million, respectively, and expense reimbursements of $2.8 million and $0.4 million, respectively. The expense reimbursements were recorded as part of general and administrative expenses in the Company’s consolidated statements of operations. There has been no incentive fee expense incurred during the years ended December 31, 2023 and 2022.

The table below presents the related party amounts payable to the Manager as of December 31, 2023 and 2022 pursuant to the terms of the Management Agreement (amounts in thousands). The Company records these payables in due to affiliates in its combined consolidated balance sheets.

Amounts payable to the Manager under the Management Agreement	2023	2022
Base management fee	$2,048	$1,787
Operating and direct expense reimbursements	1,365	424
Offering expense reimbursements	96	—
Total amounts payable to the Manager	$3,509	$2,211

At December 31, 2023 and 2022, the Company had no receivables due from any related parties.

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Company’s Series A Preferred Stock (refer to Note 14 for further information), the Company engaged a related party as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company. For the year ended December 31, 2023, the Company has incurred $0.8 million in selling commissions and discounts and $0.3 million in dealer manager fees and discounts related to its offering of Series A Preferred Stock. In addition, the Manager was, or shall be, reimbursed for offering costs of $0.4 million in conjunction with the offering of Series A Preferred Stock during the year ended December 31, 2023. The selling commissions, dealer manager fees, discounts and reimbursements for offering costs were recorded as a reduction to the proceeds of the offering.

Administrative Services Agreement

Prior to the completion of the Spin-Off on October 6, 2022, Bluerock Residential was party to an Administrative Services Agreement (the “ASA”) and a Leasehold Cost-Sharing Agreement (the “CSA”) with BRE and its affiliate, Bluerock Real Estate Holdings, LLC (together “BREH”). Pursuant to the ASA, BREH provided Bluerock Residential with certain human resources, investor relations, marketing, legal and other administrative services (the “Services”). In addition, the ASA permitted certain Bluerock Residential employees to provide services to BREH, on an at-cost basis, generally allocated based on the use of such services for the benefit of the business of BREH, and otherwise subject to the terms of the Services provided by BREH to Bluerock Residential under the ASA. Pursuant to the CSA, Bluerock Residential and BREH were allocated costs, including those costs associated with tenant improvements, with respect to the lease for their New York headquarters (the “NY Lease”). Payments by Bluerock Residential of any amounts payable to BREH under the ASA and CSA were made in cash or, at the discretion of its board of directors, in the form of Bluerock Residential’s long-term incentive plan units.

Pursuant to the terms of the ASA, operating expenses were (i) paid by BREH on behalf of Bluerock Residential, and (ii) paid by Bluerock Residential on behalf of BREH. Pursuant to the terms of the CSA, costs with respect to the NY Lease were paid by BREH on behalf of Bluerock Residential. Recorded as part of general and administrative expenses in the Company’s combined consolidated statements of operations, operating expenses paid by BREH on behalf of Bluerock Residential of $0.7 million were expensed during 2022 for the period ending and prior to October 6, 2022. Additionally, during this same period, Bluerock Residential paid operating expenses on behalf of BREH of $0.7 million. These prior period amounts were allocated to the Company by applying an allocation percentage, which was determined by taking the number of units carved out of the Bluerock Residential portfolio divided by Bluerock Residential’s total portfolio unit count, to the total operating expenses paid on behalf of or by Bluerock Residential. Prior period operating expense amounts recognized by the Company are not representative of the amounts that would have been reflected in the financial statements had the Company operated independently of Bluerock Residential.

On October 6, 2022, Bluerock Residential caused the termination of all services under both the ASA and CSA in connection with the transactions related to the Separation, the Distribution and the Spin-Off.

Note 14 – Stockholders’ Equity

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders, less dividends on restricted stock, LTIP Units and C - LTIP Units expected to vest, by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding and any potential dilutive shares for the period. Net loss attributable to common stockholders is computed by adjusting net loss for the non-forfeitable dividends paid on non-vested restricted stock, LTIP Units and C - LTIP Units.

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

The following table reconciles the components of basic and diluted net loss per common share for the years ended December 31, 2023 and 2022 (amounts in thousands, except share and per share amounts):

	2023	2022
Loss from continuing operations (1)	$(15,897)	$(6,236)
Dividends on restricted stock and LTIP Units expected to vest	(498)	—
Net loss from continuing operations attributable to noncontrolling interests	(11,394)	(5,130)
Loss from continuing operations attributable to BHM	$(5,001)	$(1,106)
Income from discontinued operations	—	311
Net income from discontinued operations attributable to noncontrolling interests	—	205
Income from discontinued operations attributable to BHM	—	106
Net loss attributable to common stockholders	$(5,001)	$(1,000)

Weighted average common shares outstanding (2)	3,845,349	3,843,502
Potential dilutive shares (3)	—	—
Weighted average common shares outstanding and potential dilutive shares (2)	3,845,349	3,843,502

Net loss per common share, basic
Continuing operations	$(1.30)	$(0.29)
Discontinued operations	—	0.03
	$(1.30)	$(0.26)
Net loss per common share, diluted
Continuing operations	$(1.30)	$(0.29)
Discontinued operations	—	0.03
	$(1.30)	$(0.26)
(1)	Loss from continuing operations for the year ended December 31, 2023 includes $(130) of preferred stock dividends.
(2)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.
(3)	For the year ended December 31, 2023, potential vesting of restricted Class A common stock of 3,595 shares is excluded from the diluted shares calculation as the effect is antidilutive.

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

Series A Redeemable Preferred Stock

On June 28, 2023, the SEC declared effective the Company’s registration statement on Form S-11 (File No. 333-269415) (the “2023 Registration Statement”). On June 30, 2023, the Company filed a prospectus supplement related to the 2023 Registration Statement offering a maximum of 20,000,000 shares of 6.0% Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) at $25.00 per share (the “Stated Value”), for a maximum offering amount of $500,000,000 in Series A Preferred Stock (the “Series A Preferred Offering”), and on August 11, 2023, the Company made the initial issuances of Series A Preferred Stock pursuant to the Series A Preferred Offering.

The Series A Preferred Stock ranks senior to all classes of the Company’s common stock. The Series A Preferred Stock is entitled, when and as authorized by the Board and declared by the Company out of legally available funds, to priority cumulative dividends at an annual rate of 6.0% of the Stated Value to be paid monthly, in arrears. Holders may, at their option, elect to have the Company redeem their shares through the first year from issuance subject to a 12% redemption fee. After year one, the redemption fee decreases to 9%, after year two it decreases to 6%, after year three it decreases to 3%, and after year four there is no redemption fee. Any redeemed shares are entitled to any accrued but unpaid dividends at the time of the redemption, payable by the Company, at its option, in either cash or in equal value of shares of its Class A common stock. The Company has the right to redeem the Series A Preferred Stock beginning two years from the original issuance for the Stated Value, plus any accrued and unpaid dividends, in either cash or in equal value of shares of its Class A common stock, at the Company’s option, with the number of shares of Class A common stock issued for redemption (if any) based on the closing price per share of the Class A common stock for the single trading day prior to the date of redemption.

As of December 31, 2023, the Company had issued 436,675 shares of Series A Preferred Stock pursuant to the Series A Preferred Offering with net proceeds of approximately $8.7 million after (i) commissions, dealer manager fees and discounts of approximately $1.1 million, and (ii) offering costs related to establishing the Series A Preferred Offering of approximately $1.1 million. The Company did not redeem any shares of Series A Preferred Stock during the year ended December 31, 2023.

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

Pursuant to the Partnership Agreement the Company will be obligated to file a registration statement covering the issuance or resale of shares of common stock received by limited partners who held their Partnership Units as of the date of the partnership agreement (including their transferees and assigns) upon such limited partners’ redemption of their OP units, under which the Company will agree to use reasonable efforts to have the registration statement declared effective, to register or qualify such shares under the securities or blue sky laws of such jurisdictions within the United States as required by law, to list the Company’s shares of common stock issued pursuant to the exercise of redemption rights on any securities exchange or national market system upon which the Company’s shares of common stock are then listed, and to indemnify limited partners exercising redemption rights against all losses caused by any untrue statement of a material fact contained in the registration statement, preliminary prospectus or prospectus or caused by any omission to state a material fact required to be stated or necessary to make the statements therein not misleading, except insofar as such losses are caused by any untrue statement or omission based upon information furnished to us by such limited partners.

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

As of December 31, 2023, limited partners other than the Company owned approximately 68.68% of the common units of the Operating Partnership (7,365,735 OP Units, or 59.45%, is held by OP Unit holders, and 1,143,442 LTIP Units, or 9.23%, is held by LTIP Unit holders, including 3.76% which are not vested at December 31, 2023). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash. LTIP Units and C - LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock, or, at the Company’s election, cash.

During the year ended December 31, 2023, the Company granted C-LTIP Units to the Manager pursuant to the Management Agreement in payment of (i) the base management fee and (ii) the operating expense reimbursement as follows: (a) 85,750 and 17,462 C-LTIP Units, respectively, granted on February 22, 2023 for the fourth quarter 2022, (b) 114,391 and 20,531 C-LTIP Units, respectively, granted on May 17, 2023 for the first quarter 2023, (c) 125,491 and 24,753 C-LTIP Units, respectively, granted on August 15, 2023 for the second quarter 2023, and (d) 142,144 and 27,835 C-LTIP Units, respectively, granted on November 14, 2023 for the third quarter 2023. Such C-LTIP Units were fully vested upon issuance.

In the future, the Operating Partnership may issue OP Units or preferred OP Units from time to time in connection with acquisitions of properties or for financing, compensation or other reasons.

Equity Incentive Plans

The Company’s Board has adopted, and the Company’s sole initial stockholder has approved, the Bluerock Homes Trust, Inc. 2022 Equity Incentive Plan for Individuals (the “BHM Individuals Plan”) and the Bluerock Homes Trust, Inc. 2022 Equity Incentive Plan for Entities (the “BHM Entities Plan”). Together, the Company refers to the BHM Individuals Plan and the BHM Entities Plan as the “BHM Incentive Plans.” The BHM Incentive Plans provide for the grant of options to purchase shares of our common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards, and are administered by the compensation committee of our Board.

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

LTIP Unit Grants

On November 3, 2022, the Company made an initial staking grant of 405,796 LTIP Units to the Manager pursuant to the BHM Incentive Plans. Effective November 2, 2023, for tax efficiency purposes, the Manager forfeited 367,357 unvested LTIP Units granted to the Manager on November 3, 2022 in payment of the initial staking grant pursuant to the BHM Entities Plan. On November 3, 2023, by mutual agreement of the Manager and the Company, and at the direction of the Manager, such 367,357 unvested LTIP Units were issued directly to and among certain of the BREH Personnel (as defined below), pursuant to the BHM Individuals Plan, as equity compensation for services provided to the Manager in such capacities. These issuances were made in satisfaction of the Manager’s obligation to its affiliate, BREH, for compensation - related expenses incurred by BREH in connection with its employment of the Manager’s executive management team and personnel who provide other services to the Manager (collectively, the “BREH Personnel”), and were evidenced by LTIP Unit Vesting Agreements. Such LTIP Units vested one - fifth on November 3, 2023, and the remainder will vest ratably on an annual basis over a four - year period. The Company recognizes compensation expense ratably over the vesting period for time-based LTIP Units based on the fair value at the date of grant. The Company recognized expense of $0.3 million related to such grants during the 2022 period. Once vested, these awards of LTIP Units may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Company, and may then be redeemed for cash or, at the option of the Company and after a one year holding period (including any period during which the LTIP Units were held), settled in shares of the Company’s Class A common stock on a one-for-one basis. The holders of such LTIP Units will be entitled to receive “distribution equivalents” with respect to such LTIP Units, whether or not vested, at the same time distributions are paid to the holders of the Company’s Class A common stock.

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

Additionally, on November 3, 2022, the Company granted 764 LTIP Units to each independent member of the Board in payment of the prorated equity portion of their respective annual retainers for fiscal year 2022 (such grants, collectively, the “Retainer Grants”) pursuant to the BHM Incentive Plans. Each such Retainer Grant was evidenced by an LTIP Unit Award Agreement. Such LTIP Units were fully vested upon issuance and may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Company, and may then be redeemed for cash or, at the option of the Company and after a one year holding period (including any period during which the LTIP Units were held), settled in shares of the Company’s Class A common stock on a one-for-one basis. The Company recognized an aggregate expense of $0.1 million immediately based on the fair value at the date of grant. From the date of grant, holders of such LTIP Units will be entitled to receive “distribution equivalents” with respect to such LTIP Units at the time distributions are paid to the holders of the Company’s Class A common stock.

On January 1, 2023, the Company granted 3,303 LTIP Units pursuant to the BHM Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance and the Company recognized expense of $0.3 million based on the fair value at the date of grant.

On May 25, 2023, the Company granted 141,665 LTIP Units pursuant to the BHM Incentive Plans to the Manager as an annual long - term incentive equity grant for the year ended December 31, 2022. Effective November 2, 2023, for tax efficiency purposes, the Manager forfeited 83,995 unvested LTIP Units granted to the Manager on May 25, 2023 in payment of the annual long - term incentive equity grant pursuant to the BHM Entities Plan. On November 3, 2023, by mutual agreement of the Manager and the Company, and at the direction of the Manager, such 83,995 unvested LTIP Units were issued directly to and among certain of the BREH Personnel, pursuant to the BHM Individuals Plan, as equity compensation for services provided to the Manager in such capacities. These issuances were made in satisfaction of the Manager’s obligation to its affiliate, BREH, for compensation - related expenses incurred by BREH in connection with its employment of the BREH Personnel, and were evidenced by LTIP Unit Vesting Agreements. Such LTIP Units will vest one - third on May 25, 2024, and the remainder will vest ratably on an annual basis over a two - year period from April 1, 2024.

A summary of the status of the Company’s non-vested shares and LTIP Units granted under the BHM Incentive Plans as of December 31, 2022 and 2023 is as follows:

		Weighted average grant-
	Shares / LTIP Units	date fair value
Balance at January 1, 2022	—	$—
Granted	430,208	22.64
Vested	(24,412)	22.64
Forfeited	—	—
Balance at December 31, 2022	405,796	$22.64
Granted	186,137	17.00
Vested	(94,375)	22.43
Forfeited	—	—
Balance at December 31, 2023	497,558	$20.57

The Company recognizes compensation expense ratably over the vesting period for time-based LTIP Units based on the fair value at the date of grant. During the years ended December 31, 2023 and 2022, the Company recognized compensation expense for such LTIP Units of approximately $2.3 million and $0.3 million, respectively. Such expense was recorded as part of general and administrative expenses in the Company’s combined consolidated statements of operations. As of December 31, 2023, there was $8.9 million of total unrecognized compensation expense related to unvested LTIP Units granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 3.5 years.

Restricted Stock Grants

On May 25, 2023, the Company granted 31,260 shares of Class A common stock as restricted stock grants (“RSGs”), pursuant to the BHM Incentive Plans, to the Manager as an annual incentive grant for the year ended December 31, 2022. Such RSGs will vest in equal installments on an annual basis over a three-year period from April 1, 2023. Effective November 2, 2023, for tax efficiency purposes, the Manager forfeited 31,260 unvested RSGs that were granted to the Manager on May 25, 2023 in payment of the annual equity incentive grant pursuant to the BHM Entities Plan. On November 3, 2023, by mutual agreement of the Manager and the Company, and at the direction of the Manager, the foregoing aggregate number of unvested RSGs were issued directly to and among certain of the BREH Personnel, pursuant to the BHM Individuals Plan, as equity compensation for services provided to the Manager in such capacities. Such RSGs will vest one-third on May 25, 2024, and the remainder will vest ratably on an annual basis over a two-year period from April 1, 2024.

During the year ended December 31, 2023, the Company recognized compensation expense for such RSGs of approximately $0.1 million. Such expense was recorded as part of general and administrative expenses in the Company’s consolidated statements of operations. As of December 31, 2023, there was $0.4 million of total unrecognized compensation expense related to the unvested RSGs granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 2.25 years.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Paid / Payable Date
Class A common stock Special Dividend
December 19, 2023	December 29, 2023	$1.00	January 5, 2024
Class C common stock Special Dividend
December 19, 2023	December 29, 2023	$1.00	January 5, 2024
Series A Preferred Stock (1)
September 11, 2023	August 25, 2023	$0.125000	October 5, 2023
September 11, 2023	September 25, 2023	0.125000	October 5, 2023
October 13, 2023	October 25, 2023	0.125000	November 3, 2023
October 13, 2023	November 24, 2023	0.125000	December 5, 2023
October 13, 2023	December 22, 2023	0.125000	January 5, 2024
Series A Preferred Stock Special Dividend (2)
November 7, 2023	Each day of November 1 - 30, 2023	$0.012550	December 5, 2023
November 7, 2023	Each day of December 1 - 31, 2023	0.002469	January 5, 2024
(1)	Holders of record of newly issued Series A Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series A Preferred Stock was outstanding.
(2)	Holders of record of Series A Preferred Stock shares as of the close of business on each day of the applicable month are entitled to additional contingent special daily dividends for each such day, to be aggregated and payable (if at all) on the payable date, in each case equal to the amount (if any) by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average 10-year Daily Treasury Par Yield Curve Rate for the period from the 26th of the prior month to the 25th of the applicable month (as reported by the United States Department of the Treasury), plus (II) two percent (2.0%), divided by (b) twelve (12), divided further by (c) the actual number of days in the applicable month, exceeds (ii) the quotient of (a) $0.125 divided by (b) the actual number of days in the applicable month.

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate. Holders of restricted stock, OP Units, LTIP Units and C-LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of the Company’s Class A common stock.

Distributions declared and paid for the year ended December 31, 2023 were as follows (amounts in thousands):

	Distributions
2023	Declared	Paid
Third Quarter
Series A Preferred Stock (1)	$12	$—
Total third quarter	$12	$—
Fourth Quarter
Class A common stock	$3,871	$—
Class C common stock	8	—
Series A Preferred Stock (1)	118	78
OP Units	7,366	—
LTIP / C-LTIP Units	1,143	—
Total fourth quarter	$12,506	$78
Total	$12,518	$78
(1)	For the third quarter 2023, amounts include only the standard dividend at an annual rate of 6.0% of the Stated Value. For the fourth quarter 2023, amounts include the standard dividend at an annual rate of 6.0% of the Stated Value and any special dividends.

Note 15 – Commitments and Contingencies

The aggregate amount of the Company’s contractual commitments to fund future cash obligations in certain of its consolidated real estate investments and preferred equity investments was $0.2 million and $3.4 million as of December 31, 2023 and 2022, respectively.

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

Note 16 – Subsequent Events

Issuance of LTIP Units under the BHM Incentive Plans

On January 8, 2024, the Company granted 5,185 LTIP Units pursuant to the BHM Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance.

Declaration of Dividends

Declaration Date	Payable to stockholders of record as of	Amount	Paid / Payable Date
Series A Preferred Stock (1)
January 15, 2024	January 25, 2024	$0.125	February 5, 2024
January 15, 2024	February 23, 2024	0.125	March 5, 2024
January 15, 2024	March 25, 2024	0.125	April 5, 2024
Series A Preferred Stock Special Dividend
January 15, 2024	Each day of January 1 - 31, 2024	(2)	February 5, 2024
January 15, 2024	Each day of February 1 - 29, 2024	(2)	March 5, 2024
January 15, 2024	Each day of March 1 - 31, 2024	(2)	April 5, 2024
(1)	Holders of record of newly issued Series A Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series A Preferred Stock was outstanding.
(2)	Holders of record of Series A Preferred Stock shares as of the close of business on each day of the applicable month are entitled to additional contingent special daily dividends for each such day, to be aggregated and payable (if at all) on the payable date, in each case equal to the amount (if any) by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average 10-year Daily Treasury Par Yield Curve Rate for the period from the 26th of the prior month to the 25th of the applicable month (as reported by the United States Department of the Treasury), plus (II) two percent (2.0%), divided by (b) twelve (12), divided further by (c) the actual number of days in the applicable month, exceeds (ii) the quotient of (a) $0.125 divided by (b) the actual number of days in the applicable month.

Distributions Paid

The following distributions were declared and/or paid to the Company’s stockholders subsequent to December 31, 2023 (amounts in thousands):

				Distribution	Total
Shares	Declaration Date	Record Date	Date Paid	per Share	Distribution
Class A common stock	December 19, 2023	December 29, 2023	January 5, 2024	$1.00	$3,871
Class C common stock	December 19, 2023	December 29, 2023	January 5, 2024	1.00	8
Series A Preferred Stock (1)	October 13, 2023	December 22, 2023	January 5, 2024	0.127469	51
OP Units	December 19, 2023	December 29, 2023	January 5, 2024	1.00	7,366
LTIP / C-LTIP Units	December 19, 2023	December 29, 2023	January 5, 2024	1.00	1,143

Series A Preferred Stock (1)	January 15, 2024	January 25, 2024	February 5, 2024	0.125337	68
Series A Preferred Stock (1)	January 15, 2024	February 23, 2024	March 5, 2024	0.128458	86
Total					$12,593
(1)	The Series A Preferred Stock distribution per share amounts include the standard dividend at an annual rate of 6.0% of the Stated Value and any special dividends.

Issuance of C-LTIP Units for Payment of the Fourth Quarter 2023 Base Management Fee and Operating Expense Reimbursement

The Manager earned a base management fee of $2.0 million during the fourth quarter 2023. This amount was payable 50% in C-LTIP Units with the other 50% payable in either cash or C-LTIP Units, at the discretion of the Board. In addition, the Manager was entitled to a $1.3 million reimbursement for operating expenses it incurred on behalf of the Company for the fourth quarter 2023. This reimbursement was payable in cash or C-LTIP Units, at the discretion of the Board. Upon consultation with the Manager, the Board elected to pay 100% of the base management fee and the operating expense reimbursement in C-LTIP Units. On February 21, 2024, the Company issued 151,600 and 95,204 C-LTIP Units in payment of the base management fee and operating expense reimbursement, respectively, for the fourth quarter 2023.

Wayford at Pringle Loan Financing

On January 10, 2024, the Company entered into an agreement to provide a loan in the maximum aggregate amount up to $30.1 million (the “Pringle Loan”) to an unaffiliated, third-party borrower to acquire 102-build for rent, single-family residential units in Charlotte, North Carolina to be known as Wayford at Pringle. The units are currently under development, and the Company will disburse loan proceeds to the borrower for unit acquisitions as construction is completed. The Pringle Loan is comprised of two notes as follows: Note A in the maximum principal amount up to $22.3 million and Note B in the maximum principal amount up to $7.8 million. Both notes have an initial maturity of January 12, 2026 and contain four (4) six-month extension options subject to certain conditions. Note A bears interest on the amount drawn at one-month SOFR plus 4.50% through initial maturity, and if extended, such rate becomes subject to a 5.31% rate floor. Note A has regular monthly payments that are interest-only during the term of the loan, and no prepayment of Note A, in part or in whole, can be made prior to prepayment of Note B subject to certain conditions. On Note B, interest shall accrue on the amount drawn at a rate of 15.00% per annum, compounded monthly, with outstanding principal and accrued interest amounts due upon maturity. Note B can be prepaid in part or in whole subject to minimum interest. As of February 29, 2024, the Company had funded zero and $5.9 million of Note A and Note B, respectively.

Stock Repurchase Plan

On February 13, 2024, the Board authorized a stock repurchase plan for the repurchase, from time to time, of up to an aggregate of $5 million of the Company’s outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and subject to Rule 10b-5 of the Exchange Act. The repurchase plan has a term of one year and may be discontinued at any time. The extent to which the Company repurchases shares of its Class A common stock under the repurchase plan, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. The Company expects to repurchase shares of its Class A common stock through open market transactions subject to market conditions, certain price limitations and other conditions established under the plan. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. As of the filing date of this Annual Report on Form 10-K, no repurchases were made by the Company.

Bluerock Homes Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation	December 31, 2023
(amounts in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
											Life on Which
					Costs						Depreciation in
			Initial Cost		Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
				Building and	Subsequent		Building and		Accumulated	Date of	Statement is
Property	Location	Encumbrance	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation	Acquisition	Computed
Real Estate Held for Investment
Abode Wendell Falls (1)	NC	—	6,514	—	—	6,514	—	6,514	—	2023	3 - 40 Years
Ballast	AZ / CO / WA	—	7,272	25,900	1,216	7,321	27,067	34,388	1,577	2022	3 - 40 Years
Golden Pacific	IN / KS / MO	—	6,105	29,519	4,838	6,105	34,357	40,462	2,106	2021/2022	3 - 40 Years
ILE (2)	TX / SE US	29,680	22,438	90,637	11,603	22,438	102,240	124,678	6,732	2021/2022	3 - 40 Years
Indy-Springfield, formerly Peak JV 1 (3)	IN / MO	—	7,535	40,513	2,368	7,540	42,876	50,416	3,430	2021	3 - 40 Years
Navigator Villas	WA	19,702	2,026	27,206	1,332	2,027	28,537	30,564	4,396	2019	3 - 40 Years
Peak JV 2 (3)	Various / TX	—	9,914	73,105	6,172	9,926	79,265	89,191	5,869	2021/2022	3 - 40 Years
Peak JV 3	TX	—	1,811	7,201	818	1,813	8,017	9,830	586	2021	3 - 40 Years
Savannah-84, formerly Peak JV 4 (3)	GA	—	2,698	17,880	234	2,698	18,114	20,812	824	2022	3 - 40 Years
Wayford at Concord	NC	32,973	2,933	40,922	141	2,933	41,063	43,996	3,487	2021	3 - 40 Years
Yauger Park Villas	WA	14,350	1,322	24,575	739	1,322	25,314	26,636	2,606	2021	3 - 40 Years
Subtotal		96,705	70,568	377,458	29,461	70,637	406,850	477,487	31,613

Total Single-family properties held for sale (4)	Various	—	3,841	15,617	622	3,841	16,239	20,080	1,190

Non-Real Estate assets
REIT Operator	MI	—	—	185	790	—	975	975	839	2017	5 Years

Total		$96,705	$74,409	$393,260	$30,873	$74,478	$424,064	$498,542	$33,642
(1)	Abode Wendell Falls is a build to rent development project expected to commence construction in the second quarter 2024. The total estimated construction cost is $56.0 million, of which $6.5 million was incurred as of December 31, 2023.
(2)	ILE was funded, in part, by the ILE Sunflower Credit Facility. At December 31, 2023, the outstanding ILE Sunflower Credit Facility balance was $20.0 million.
(3)	Indy-Springfield, Peak JV 2 and Savannah-84 were funded, in part, by the Amended DB Credit Facility. At December 31, 2023, the outstanding Amended DB Credit Facility balance was $50.0 million.
(4)	An aggregate of 118 units are classified as held for sale from the following portfolios: 35 units in Indy-Springfield, 13 units in Peak JV 2, and 70 units in Peak JV 3.

Bluerock Homes Trust, Inc.
Notes to Schedule III	December 31, 2023
(amounts in thousands)

1. Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2022 to December 31, 2023.

	2023	2022
Balance at January 1	$489,991	$323,048
Acquisition of real estate	10,843	147,619
Capital expenditures	8,180	19,324
Impairment of held for sale real estate	(1,330)	—
Disposition of real estate	(9,142)	—
Balance at December 31	$498,542	$489,991

2. Reconciliation of Accumulated Depreciation

The following table reconciles the Real Estate Properties from January 1, 2022 to December 31, 2023.

	2023	2022
Balance at January 1	$17,865	$4,964
Current year depreciation expense	16,179	12,901
Disposition of real estate	(402)	—
Balance at December 31	$33,642	$17,865

Bluerock Homes Trust, Inc.
Schedule IV - Loans on Real Estate	December 31, 2023

									Principal Amount of
							Face Amount of	Carrying Amount of	Loans Subject to
					Periodic Payment		Loans	Loans	Delinquent
Description	Property Name	Location	Interest Rate	Maturity Date	Terms	Prior Liens	(in thousands)	(in thousands)	Principal or Interest
Real Estate Loans on Residential Rental Community (1)	The Woods at Forest Hill	Forest Hills, TX	10.00%	12/20/2024	12	—	$8,284	$8,284	—
	Willow Park	Willow Park, TX	5.08%	10/28/2024	12	—	9,400	9,400	—
							$17,684	$17,684
(1)	Refer to Note 7 for further information regarding the Woods Loan and the Willow Loan.

Bluerock Homes Trust, Inc.

Note to Schedule IV - Reconciliation of Loans on Real Estate

(amounts in thousands)

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$—	$36,000
Additions during period:
Purchases	17,684	9,645
Deductions during period:
Collections of principal	—	(45,645)
Balance at end of period	$17,684	$—

EXHIBIT INDEX

Exhibit Number	Description
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

3.5	Articles Supplementary of the Company, dated March 14, 2023, incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10 - K filed on March 22, 2023

4(vi)	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

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

10.6

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and R. Ramin Kamfar, effective October 6, 2022, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.7

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Jordan Ruddy, effective October 6, 2022, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.8

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Ryan MacDonald, effective October 6, 2022, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.9

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and James G. Babb, III, effective October 6, 2022, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.10

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Christopher J. Vohs, effective October 6, 2022, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.11

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Michael DiFranco, effective October 6, 2022, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.12

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Jason Emala, effective October 6, 2022, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.13

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and I. Bobby Majumder, effective October 6, 2022, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.14

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Elizabeth Harrison, effective October 6, 2022, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.15

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Kamal Jafarnia, effective October 6, 2022, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.16

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Romano Tio, effective October 6, 2022, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.17

Loan Agreement, dated April 6, 2022, by and among persons that are party thereto listed as Borrowers, persons party thereto that are listed as Equity Owners, Bluerock Residential Holdings, LP, persons that are party thereto listed as Lenders, Deutsche Bank Securities Inc., Deutsche Bank AG, New York Branch and Computershare Trust Company, N.A., incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2022

10.18

Sponsor Guaranty, dated April 6, 2022, by and between Bluerock Homes Trust, Inc. and Deutsche Bank AG, New York Branch, incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2022

10.19

Managing Broker Dealer Agreement by and among Bluerock Homes Trust, Inc. and Bluerock Capital Markets, LLC, dated November 1, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2022

10.20

Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated April 2, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on April 8, 2014

10.21

First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 21, 2015, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on October 21, 2015

10.22

Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated December 21, 2015, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on December 22, 2015

10.23

Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated March 1, 2016, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on March 1, 2016

10.24

Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated March 29, 2016, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on April 19, 2016

10.25

Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated July 15, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on July 18, 2016

10.26

Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 11, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on October 12, 2016

10.27

Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated July 21, 2017, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on July 21, 2017

10.28

Eighth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 31, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on November 6, 2017

10.29

Ninth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated November 15, 2017, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on November 20, 2017

10.30

Tenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated August 6, 2018, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Bluerock Residential Growth REIT, Inc. filed on August 8, 2018

10.31

Eleventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated November 16, 2018, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on November 19, 2018

10.32

Twelfth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated November 19, 2019, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on November 19, 2019

10.33

Thirteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated September 22, 2022, incorporated by reference to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on September 22, 2022

10.34

Fourteenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated December 1, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2022

10.35

Fifteenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated January 24, 2023, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-11 (SEC File No. 333-269415) filed on January 25, 2023

10.36

Form of Dealer Manager Agreement by and among Bluerock Homes Trust, Inc. and Bluerock Capital Markets, LLC, incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (SEC File No. 333-269415) filed on January 25, 2023

14.1	Code of Business Conduct and Ethics, effective October 6, 2022, incorporated by reference to Exhibit 14.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2022

14.2

Code of Ethics for Senior Executive and Financial Officers, effective October 6, 2022, incorporated by reference to Exhibit 14.2 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2022

21.1	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

97	Bluerock Homes Trust, Inc. Executive Incentive-Based Compensation Recoupment Policy dated October 6, 2022.

99.1	Press Release of Bluerock Homes Trust, Inc. issued December 19, 2023, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on December 22, 2023

99.2	Press Release of Bluerock Homes Trust, Inc. issued November 14, 2023, incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by the Company on December 22, 2023

101.1

The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1)