Form 10-Q
period 2024-03-31
Bluerock Homes Trust, Inc.
filed 2024-05-09
CIK 1903382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of May 6, 2024

Class A Common Stock: 3,949,748 shares

Class C Common Stock: 8,489 shares

BLUEROCK HOMES TRUST, INC.

FORM 10-Q

March 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	March 31,	December 31,
	2024	2023
ASSETS
Net Real Estate Investments
Land	$78,535	$70,637
Buildings and improvements	427,058	394,548
Furniture, fixtures and equipment	14,992	13,277
Total Gross Operating Real Estate Investments	520,585	478,462
Accumulated depreciation	(36,424)	(32,452)
Total Net Operating Real Estate Investments	484,161	446,010
Operating real estate held for sale, net	15,792	18,890
Total Net Real Estate Investments	499,953	464,900
Cash and cash equivalents	92,251	80,163
Restricted cash	6,878	6,221
Notes and accrued interest receivable, net	23,387	17,797
Accounts receivable, prepaids and other assets, net	24,662	21,383
Preferred equity investments in unconsolidated real estate joint ventures, net	79,295	81,156
In-place lease intangible assets, net	1,018	—
TOTAL ASSETS	$727,444	$671,620

LIABILITIES AND EQUITY
Mortgages payable	$120,201	$96,670
Revolving credit facilities	105,000	70,000
Accounts payable	695	691
Other accrued liabilities	8,781	9,438
Due to affiliates	3,402	3,509
Distributions payable	99	12,440
Total Liabilities	238,178	192,748
6.0% Series A Redeemable Preferred Stock, liquidation preference $25.00 per share, 30,000,000 shares authorized; 832,303 and 436,675 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	16,839	8,273
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 220,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock - Class A, $0.01 par value, 562,500,000 shares authorized; 3,871,265 shares issued and outstanding at March 31, 2024 and December 31, 2023	39	39
Common stock - Class C, $0.01 par value, 187,500,000 shares authorized; 8,489 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid-in-capital	120,515	122,369
Retained earnings	23,923	24,943
Total Stockholders’ Equity	144,477	147,351
Noncontrolling Interests
Operating partnership units	311,981	307,945
Partially owned properties	15,969	15,303
Total Noncontrolling Interests	327,950	323,248
Total Equity	472,427	470,599
TOTAL LIABILITIES AND EQUITY	$727,444	$671,620

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenues
Rental and other property revenues	$10,758	$10,138
Interest income from loan investments	418	—
Total revenues	11,176	10,138

Expenses
Property operating	5,005	4,557
Property management and asset management fees	1,132	1,091
General and administrative	2,868	1,994
Management fees to related party	2,071	1,922
Acquisition and other transaction costs	4	1,455
Depreciation and amortization	4,008	3,958
Total expenses	15,088	14,977

Other income (expense)
Other income, net	240	44
Preferred returns on unconsolidated real estate joint ventures	2,741	2,796
Provision for credit losses, net	(95)	(6)
Gain on sale and impairment of real estate investments, net	173	—
Interest expense, net	(3,512)	(3,396)
Interest income	1,195	123
Total other income (expense)	742	(439)
Net loss	(3,170)	(5,278)
Preferred stock dividends	(253)	—
Net loss attributable to noncontrolling interests
Operating partnership units	(2,169)	(2,985)
Partially owned properties	(234)	(753)
Net loss attributable to noncontrolling interests	(2,403)	(3,738)
Net loss attributable to common stockholders	$(1,020)	$(1,540)

Net loss per common share – Basic	$(0.27)	$(0.40)

Net loss per common share – Diluted	$(0.27)	$(0.40)

Weighted average basic common shares outstanding	3,848,494	3,843,502
Weighted average diluted common shares outstanding	3,848,494	3,843,502

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2024

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock		Additional
	Number		Number		Paid-in	Cumulative	Retained	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Distributions	Earnings	Interests	Total Equity
Balance, January 1, 2024	3,871,265	$39	8,489	$—	$122,369	$(4,009)	$28,952	$323,248	$470,599

Issuance of restricted Class A common stock and long-term incentive plan (“LTIP”) Units for equity incentive plan compensation	—	—	—	—	47	—	—	971	1,018
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	—	3,333	3,333
Series A Preferred Stock distributions declared	—	—	—	—	—	(253)	—	—	(253)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	—	(53)	(53)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	953	953
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(1,901)	—	—	1,901	—
Net loss	—	—	—	—	—	—	(767)	(2,403)	(3,170)
Balance, March 31, 2024	3,871,265	$39	8,489	$—	$120,515	$(4,262)	$28,185	$327,950	$472,427

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2023

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock		Additional
	Number		Number		Paid-in	Retained	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Earnings	Interests	Total Equity
Balance, January 1, 2023	3,835,013	$38	8,489	$—	$126,623	$33,325	$332,002	$491,988

Issuance of LTIP Units for equity incentive plan compensation	—	—	—	—	—	—	738	738
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	2,151	2,151
Acquisition of noncontrolling interests	—	—	—	—	1,515	—	(6,564)	(5,049)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	(99)	(99)
Contributions from noncontrolling interests	—	—	—	—	—	—	250	250
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(1,656)	—	1,656	—
Net loss	—	—	—	—	—	(1,540)	(3,738)	(5,278)
Balance, March 31, 2023	3,835,013	$38	8,489	$—	$126,482	$31,785	$326,396	$484,701

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(3,170)	$(5,278)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,338	4,544
Amortization of fair value adjustments	(80)	(80)
Preferred returns on unconsolidated real estate joint ventures	(2,741)	(2,796)
Gain on sale and impairment of real estate investments, net	(173)	—
Fair value adjustment of interest rate caps and swaps	715	1,133
Provision for credit losses, net	95	6
Distributions of income and preferred returns from preferred equity investments in unconsolidated real estate joint ventures	244	563
Share-based compensation attributable to equity incentive plan	1,018	738
Share-based compensation to Manager – C-LTIP Units	3,333	2,151
Changes in operating assets and liabilities:
Due (from) to affiliates, net	(106)	150
Accounts receivable, prepaids and other assets	(1,599)	(1,632)
Notes and accrued interest receivable	(23)	—
Accounts payable and other accrued liabilities	(744)	(1,695)
Net cash provided by (used in) operating activities	1,107	(2,196)

Cash flows from investing activities:
Acquisitions of real estate investments	(17,454)	(4,330)
Capital expenditures	(1,737)	(2,051)
Investment in notes receivable	(9,606)	—
Repayments on notes receivable	4,005	—
Proceeds from sale of real estate investments	3,706	—
Proceeds from redemption of unconsolidated real estate joint ventures	1,800	4,058
Investment in unconsolidated real estate joint venture interests	—	(3,666)
Net cash used in investing activities	(19,286)	(5,989)

Cash flows from financing activities:
Distributions to common stockholders	(3,879)	—
Distributions to noncontrolling interests	(8,509)	—
Distributions to partially owned properties’ noncontrolling interests	(53)	(99)
Distributions to preferred stockholders	(206)	—
Contributions from noncontrolling interests	953	250
Purchase of interests from noncontrolling interests	—	(5,049)
Repayments on mortgages payable	(405)	(377)
Proceeds from revolving credit facilities	35,000	—
Repayments on revolving credit facilities	—	(6,000)
Payments of deferred financing fees	(544)	—
Net proceeds from issuance of 6.0% Series A Redeemable Preferred Stock	8,567	—
Net cash provided by (used in) financing activities	30,924	(11,275)

Net increase (decrease) in cash, cash equivalents and restricted cash	$12,745	$(19,460)
Cash, cash equivalents and restricted cash, beginning of year	86,384	82,562
Cash, cash equivalents and restricted cash, end of period	$99,129	$63,102

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$92,251	$58,691
Restricted cash	6,878	4,411
Total cash, cash equivalents and restricted cash, end of period	$99,129	$63,102

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$2,337	$1,717

Supplemental disclosure of non-cash investing and financing activities
Distributions payable – declared and unpaid	$99	$—
Mortgage assumed upon property acquisition	$24,333	$—
Capital expenditures held in accounts payable and other accrued liabilities	$327	$849

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Bluerock Homes Trust, Inc. (the “Company”) was incorporated in Maryland on December 16, 2021. The Company owns and operates high-quality single-family properties located in attractive markets with a focus on the knowledge-economy and high-quality of life growth markets of the Sunbelt and Western United States. The Company’s principal objective is to generate attractive risk-adjusted returns on investments where it believes it can drive growth in funds from operations and net asset value by acquiring pre-existing single-family residential units, developing build-to-rent communities, and through Value-Add renovations. The Company’s Value-Add strategy focuses on repositioning lower-quality, less current assets to drive rent growth and expand margins to increase net operating income and maximize the Company’s return on investment.

As of March 31, 2024, the Company held twenty real estate investments, consisting of twelve consolidated investments and eight preferred equity and loan investments. The twenty investments represent an aggregate of 4,366 residential units, comprised of 2,745 consolidated units, of which 170 units are under development, and 1,621 units through preferred equity and loan investments. As of March 31, 2024, the Company’s consolidated operating investments were approximately 94.8% occupied.

The Company has elected to be treated, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, the Company generally is not subject to corporate-level income taxes. To maintain its REIT status, the Company is required, among other requirements, to distribute annually at least 90% of its “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to the Company’s stockholders. If the Company fails to qualify as a REIT in any taxable year, it would be subject to federal income tax on its taxable income at regular corporate tax rates and it would not be permitted to qualify as a REIT for four years following the year in which it lost its qualification. The Company intends to continue to organize and operate in such a manner as to remain qualified as a REIT.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company conducts its operations through Bluerock Residential Holdings, L.P., its operating partnership (the “Operating Partnership”), of which it is the sole general partner. The consolidated financial statements include the Company’s accounts and those of the Operating Partnership and its subsidiaries. As of March 31, 2024, limited partners other than the Company owned approximately 69.34% of the common units of the Operating Partnership (58.20% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 11.14% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 3.68% which are not vested as of March 31, 2024).

Certain amounts in prior year financial statement presentation have been reclassified to conform to the current year presentation.

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

For investments that meet the criteria of a security under ASC 320 Investments – Debt Securities, except as noted regarding Note B of the Wayford at Pringle Loan Financing (refer to Note 6), the Company classifies each preferred equity investment as a held-to-maturity debt security as the Company has the intention and ability to hold the investment to maturity. The Company earns a fixed return on these investments which is included within preferred returns on unconsolidated real estate joint ventures in its consolidated statements of operations. The Company evaluates the collectability of each preferred equity investment and estimates a provision for credit loss, as applicable. Refer to the Current Expected Credit Losses (“CECL”) section of this Note for further information regarding CECL and the Company’s provision for credit losses. The Company accounts for these investments as preferred equity investments in unconsolidated real estate joint ventures in its consolidated balance sheets.

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

Significant Risks and Uncertainties

Uncertainty Due to Economic Volatility

The Company’s results of operations in the future may be directly or indirectly affected by uncertainties such as the effects of inflation and related volatility in the market. As inflation accelerated rapidly in the first half of 2023, the Federal Reserve increased interest rates a total of four times during 2023 to curb the effects of rising inflation. While the Federal Reserve has held rates steady since July 2023, there can be no assurances that interest rates will not rise again, and the Company’s operating costs, including utilities and payroll, may increase as a result of increases in inflation. Rising interest rates cause uncertainty in credit and capital markets which could have material and adverse effects on the Company’s financial condition, results of operations and cash flows. The long-term impact of these economic developments will largely depend on any future action by the Federal Reserve, future laws that may be enacted, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets. The Company continues to closely monitor the impact of economic volatility on all aspects of its business.

Summary of Significant Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2024 for discussion of the Company’s significant accounting policies. During the three months ended March 31, 2024, there were no material changes to these policies.

Interim Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the Unites States of America (“GAAP”) for interim financial reporting, and the instructions to Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, the financial statements for interim reporting do not include all the information and notes or disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for interim periods should not be considered indicative of the operating results for a full year.

The balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all the information and disclosures required by GAAP for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended December 31, 2023 contained in the Annual Report on Form 10-K as filed with the SEC on March 12, 2024.

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

Note 3 – Acquisition of Real Estate and Additional Interests

Acquisition of Villas at Huffmeister

On March 25, 2024, the Company, through a 95% owned joint venture entity, acquired a 294-unit single-family residential community located in Houston, Texas known as Villas at Huffmeister. The purchase price of $41.2 million was funded, in part, with a $24.3 million senior loan assumption secured by Villas at Huffmeister, along with cash of $17.4 million funded by the Company.

Purchase Price Allocation

The real estate acquisition above has been accounted for as an asset acquisition. The purchase price was allocated to the acquired assets and mortgage assumed based on their estimated fair values at the date of acquisition.

The following table summarizes the assets acquired and mortgage assumed at the acquisition date for Villas at Huffmeister (amounts in thousands):

Purchase Price
Allocation
Land	$7,950
Building	24,356
Building improvements	1,052
Land improvements	6,789
Furniture and fixtures	620
In-place leases	1,018
Total assets acquired (1)	$41,785

Mortgage assumed	$27,440
Fair value adjustment	(3,107)
Total liabilities assumed	$24,333
(1)	The $41.8 million of total assets acquired includes $0.6 million of acquisition expenses that have been capitalized as the acquisition of Villas at Huffmeister has been accounted for as an asset acquisition.

Note 4 – Sale of Real Estate Assets

Sale of Consolidated Operating Units

During the first quarter 2024, the Company closed on the following sales: one unit in the Indy-Springfield portfolio, four units in the Peak JV 2 portfolio, and nineteen units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sales agreements. The twenty-four units were sold for an aggregate of approximately $3.9 million, subject to certain prorations and adjustments typical in such real estate transactions, and generated net proceeds of approximately $3.7 million and a gain on sales of approximately $0.3 million.

Held for Sale

At March 31, 2024, the Company classified an aggregate of 96 units as held for sale in its consolidated balance sheets, and for the three months ended March 31, 2024, the Company recorded an impairment of $0.1 million related to held for sale units which is included in gain on sale and impairment of real estate investments, net in the consolidated statements of operations. The units are included in the following portfolios: 34 units of Indy-Springfield, 11 units of Peak JV 2, and 51 units of Peak JV 3. These units were identified based on submarket analysis and individual unit-level operational review.

Note 5 - Investments in Real Estate

As of March 31, 2024, the Company held twenty real estate investments, consisting of twelve consolidated operating investments and eight held through preferred equity and loan investments. The following tables provide summary information regarding the Company’s consolidated operating investments and preferred equity and loan investments.

Consolidated Investments

		Number of	Average Year	Ownership
Operating Investment Name	Market / Location	Units (1)	Built	Interest
Ballast	AZ / CO / WA	84	1998	95%
Golden Pacific	IN / KS / MO	169	1977	97%
ILE	TX / SE US	482	1991	95%
Indy-Springfield	IN / MO	333	1999	100%
Navigator Villas	Pasco, WA	176	2013	90%
Peak JV 2	Various / TX	592	1980	80%
Peak JV 3	Dallas-Fort Worth, TX	131	1961	56%
Savannah-84	Savannah, GA	84	2022	100%
Villas at Huffmeister	Houston, TX	294	2007	95%
Wayford at Concord	Concord, NC	150	2019	83%
Yauger Park Villas	Olympia, WA	80	2010	95%
Total Operating Units		2,575

Development Investment Name
Abode Wendell Falls (2)	Wendell, NC	170	—	100%
Total Development Units		170
Total Units		2,745
(1)	Total operating units includes an aggregate of 96 units classified as held for sale and includes the following portfolios: 34 units in Indy-Springfield, 11 units in Peak JV 2, and 51 units in Peak JV 3.
(2)	Abode Wendell Falls is a build to rent development project expected to commence construction in the second quarter 2024. The total estimated project cost is $56.0 million, of which $6.6 million had been incurred as of March 31, 2024.

Depreciation expense was $4.0 million and $4.0 million for the three months ended March 31, 2024 and 2023, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. There was no amortization expense related to in-place leases for the three months ended March 31, 2024 and 2023.

Preferred Equity and Loan Investments

		Actual /	Actual /	Actual /
		Planned	Estimated	Estimated
		Number of	Initial	Construction
Lease-up Investment Name	Location / Market	Units	Occupancy	Completion
The Woods at Forest Hill (1)	Forest Hill, TX	56	4Q 2022	3Q 2023
Willow Park	Willow Park, TX	58	2Q 2022	3Q 2023
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	2Q 2023	4Q 2023
The Cottages of Port St. Lucie	Port St. Lucie, FL	286	2Q 2023	2Q 2024
Wayford at Innovation Park	Charlotte, NC	210	3Q 2023	3Q 2024
Wayford at Pringle (2)	Charlotte, NC	102	1Q 2024	4Q 2024
Total Lease-up Units		1,006

Development Investment Name
Chandler	Chandler, AZ	208	2Q 2024	3Q 2024
Total Development Units		208

Operating Investment Name		Number of Units
Peak Housing (3)	IN / MO / TX	407
Total Operating Units		407
Total Units		1,621
(1)	The Woods at Forest Hill unit count decreased from 76 units at December 31, 2023 to 56 units at March 31, 2024 resulting from the sales of 20 units during the first quarter 2024. Proceeds from the sales of these units were used to paydown the Company’s loan investment in The Woods at Forest Hill. Refer to Note 6 for further information.
(2)	Wayford at Pringle is a loan investment for which the Company disburses loan proceeds to the borrower for unit acquisitions upon construction completion. Of the total 102-build for rent units that are to be acquired, construction of 37 units was completed during the first quarter 2024 for which the Company provided the borrower with loan proceeds for their acquisition. The Company estimates that all units will be completed and acquired, and its loan commitment fully funded, by the end of 2024. Refer to Note 6 for further information.
(3)	Peak Housing is a stabilized operating portfolio and the number of units shown represents those collateralizing the Company’s preferred equity investment in the Peak REIT OP as of March 31, 2024 (refer to Note 7 for further information). Unit count excludes units presented in the consolidated investments table above.

Note 6 – Notes and Interest Receivable

Following is a summary of the notes and accrued interest receivable due from loan investments at March 31, 2024, and December 31, 2023 (amounts in thousands):

Investment Name	March 31, 2024	December 31, 2023
Notes Receivable
The Woods at Forest Hill	$4,279	$8,284
Wayford at Pringle	9,606	—
Willow Park	9,400	9,400
Total notes receivable	$23,285	$17,684

Accrued Interest Receivable
The Woods at Forest Hill	$6	$94
Wayford at Pringle	111	—
Willow Park	35	35
Total accrued interest receivable	$152	$129
Total notes and accrued interest receivable	$23,437	$17,813
Allowance for credit losses	(50)	(16)
Total, net	$23,387	$17,797

Allowance for Credit Losses

The provision for credit losses of the Company’s loan investments at March 31, 2024 and December 31, 2023 are summarized in the table below (amounts in thousands).

	March 31,	December 31,
	2024	2023
Beginning balances, net as of January 1, 2024 and 2023, respectively	$16	$—
Provision for credit losses on pool of assets, net (1)	34	16
Allowance for credit losses, net, end of period	$50	$16
(1)	Under CECL, a provision for, or recovery of, credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The provision for credit losses during the period ended March 31, 2024 was attributable to the addition of one investment to the pool of assets and an increase in the trailing twelve-month historical default rate.

The following table is a summary of the interest income from loan investments for the three months ended March 31, 2024 (amounts in thousands). The Company did not record any interest income from loan investments during the three months ended March 31, 2023 as it held no loan investments during this period.

Investment Name	March 31, 2024
The Woods at Forest Hill	$186
Wayford at Pringle	111
Willow Park	121
Total	$418

The occupancy percentages of the Company’s loan investments at March 31, 2024 and December 31, 2023 are as follows:

	March 31,	December 31,
Investment Name	2024	2023
The Woods at Forest Hill	71.4%	63.2%
Wayford at Pringle (1)	2.9%	—
Willow Park	44.8%	44.8%
(1)	Wayford at Pringle commenced lease-up in February 2024.

Peak Housing Financing

Prior to 2024, the Company provided a mezzanine loan to the portfolio owner in Peak JV 3, which is owned through a joint venture between the Company and the operating partnership of Peak Housing REIT (the “Peak REIT OP”). The entity through which the Company provided the loan (the lender-entity) and the entity to which the loan was provided (the property owner) consolidate into the Company’s financial statements. As such, the loan receivable balance and the loan payable balance, and the loan interest income and loan interest expense attributable to the Company, are eliminated through consolidation on the consolidated balance sheets and statements of operations, respectively. The Company (as lender entity) recognizes Peak REIT OP’s portion of interest expense on the loan as income and this amount is reflected in net income (loss) attributable to common stockholders in the Company’s consolidated statements of operations. The mezzanine loan matures on June 30, 2024, has one six-month extension option subject to certain conditions, and can be prepaid without penalty. At December 31, 2023, the outstanding balance of the loan provided by the Company was $15.9 million. During the first quarter 2024, proceeds from the sales of 19 units in the Peak JV 3 portfolio (refer to Note 4 for further information) have been used to reduce the outstanding balance of the loan to $13.5 million at March 31, 2024.

Wayford at Pringle Loan Financing

On January 10, 2024, the Company entered into an agreement to provide a loan in the maximum aggregate amount up to $30.1 million (the “Pringle Loan”) to an unaffiliated, third-party borrower to acquire 102-build for rent, single-family residential units in Charlotte, North Carolina to be known as Wayford at Pringle. The project is currently under development, and the Company will disburse loan proceeds to the borrower for unit acquisitions as construction is completed. The Pringle Loan is comprised of two notes as follows: Note A in the maximum principal amount up to $22.3 million and Note B in the maximum principal amount up to $7.8 million. Note B has certain conversion options that require the consent of both parties before such options can be exercised; neither party has unilateral control to enforce a conversion. The Company has evaluated both notes and concluded that loan accounting treatment is appropriate for Note A, whereas Note B, due to the conversion options, meets the criteria of a debt security and is considered as available for sale. The Company records both notes in notes and accrued interest receivable, net in its consolidated balance sheets, and the interest income earned on both notes is recorded in interest income from loan investments in its consolidated statements of operations.

Note A and Note B both have an initial maturity of January 12, 2026 and contain four (4) six-month extension options subject to certain conditions. Note A bears interest on the amount drawn at the one-month Secured Overnight Financing Rate (“SOFR”) plus 4.50% through initial maturity, and if extended, such rate becomes subject to a 5.31% rate floor. Note A has regular monthly payments that are interest-only during the term of the loan, and no prepayment of Note A, in part or in whole, can be made prior to prepayment of Note B subject to certain conditions. On Note B, interest shall accrue on the amount drawn at a rate of 15.00% per annum, compounded monthly, with outstanding principal and accrued interest amounts due upon maturity. Note B can be prepaid in part or in whole subject to minimum interest. As of March 31, 2024, construction was completed on 37 of the total 102 units and the Company had funded $1.8 million of Note A and fully funded the $7.8 million of Note B. There were no unrealized gains or losses associated with Note B as of March 31, 2024 as the Company determined that the $7.8 million face value of Note B represents its fair value at such measurement date.

The Woods at Forest Hill Loan Financing

In December 2023, the Company assumed an $8.3 million senior loan (the “Woods Loan”) made to an unaffiliated third-party borrower for 76-build for rent, single family residential units in Forest Hill, Texas. The Woods Loan investment was in addition to the Company’s existing preferred equity investment in The Woods at Forest Hill. The borrower is currently in the process of selling the individual units collateralizing the Company’s loan and preferred equity investments. With each unit sale, the borrower is repaying the loan and accrued interest, after consideration for partnership operating expenses and reserve requirements, until the Company’s full loan investment has been repaid in full. Subsequently, pursuant to the waterfall of the joint venture agreement, the remaining available proceeds shall be used to repay the Company’s preferred equity investment, including any accrued but unpaid preferred returns, until the investment has been repaid in full.

During the first quarter 2024, the Company received paydowns on the Woods Loan in the aggregate amount of $4.1 million, which included principal investment of $4.0 million and accrued interest of $0.1 million. The paydowns on the Woods Loan were a result of the sales by the borrower of 20 of the 76 units that collateralized the Company’s loan and preferred equity investments. At March 31, 2024, the Company’s outstanding principal investment in the Woods Loan was $4.3 million, with a remaining 56 units as collateral underlying the Company’s loan and preferred equity investments.

Note 7 – Preferred Equity Investments in Unconsolidated Real Estate Joint Ventures

The carrying amount of the Company’s preferred equity investments in unconsolidated real estate joint ventures at March 31, 2024 and December 31, 2023 is summarized in the table below (amounts in thousands):

	March 31,	December 31,
Investment Name	2024	2023
Chandler	$15,000	$15,000
Peak Housing	8,863	10,663
The Cottages at Myrtle Beach	17,913	17,913
The Cottages of Port St. Lucie	18,785	18,785
The Woods at Forest Hill	5,575	5,575
Wayford at Innovation Park	13,400	13,400
Total	$79,536	$81,336
Allowance for credit losses	(241)	(180)
Total, net	$79,295	$81,156

Allowance for Credit Losses

The provision for credit losses of the Company’s preferred equity investments at March 31, 2024 and December 31, 2023 are summarized in the table below (amounts in thousands):

	March 31,	December 31,
	2024	2023
Beginning balances, net as of January 1, 2024 and 2023, respectively	$180	$22
Provision for credit losses on pool of assets, net (1)	61	158
Allowance for credit losses, net, end of period	$241	$180
(1)	Under CECL, a provision for, or recovery of, credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The provision for credit losses during the period ended March 31, 2024 was primarily attributable to an increase in the trailing twelve-month historical default rate.

At March 31, 2024, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding preferred equity investments in six joint ventures which are classified as held to maturity debt securities as the Company has the intention and ability to hold the investments to maturity. The Company earns a fixed return on these investments, which is included within preferred returns on unconsolidated real estate joint ventures in its consolidated statements of operations. Each joint venture’s purpose is to develop or operate a portfolio of residential units.

The preferred returns on the Company’s unconsolidated real estate joint ventures for the three months ended March 31, 2024 and 2023 are summarized below (amounts in thousands):

	Three Months Ended March 31,
Investment Name	2024	2023
Chandler	$512	$—
Peak Housing	240	443
The Cottages at Myrtle Beach	656	649
The Cottages at Warner Robins (1)	—	480
The Cottages of Port St. Lucie	689	681
The Woods at Forest Hill	221	110
Wayford at Innovation Park	423	341
Willow Park (1)	—	92
Total preferred returns on unconsolidated joint ventures (2)	$2,741	$2,796
(1)	The Company’s preferred equity investments in The Cottages at Warner Robins and Willow Park were redeemed on December 15, 2023 and October 26, 2023, respectively.
(2)	Total includes both current and accrued preferred return amounts. The accrued portion of the total preferred returns was $2.5 million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively.

The occupancy percentages of the Company’s unconsolidated real estate joint ventures at March 31, 2024 and December 31, 2023 are as follows:

Investment Name	March 31, 2024	December 31, 2023
Chandler (1)	—	—
Peak Housing (2)	92.9%	88.3%
The Cottages at Myrtle Beach (3)	47.6%	37.4%
The Cottages of Port St. Lucie (3)	45.1%	29.4%
The Woods at Forest Hill	71.4%	63.2%
Wayford at Innovation Park (4)	18.1%	11.0%
(1)	Chandler had not commenced lease-up as of March 31, 2024.
(2)	Percent occupied for Peak Housing excludes 12 and 32 down/renovation units at March 31,2024 and December 31, 2023, respectively.
(3)	The Cottages investments commenced lease-up in 2023 as follows: at Myrtle Beach in April and of Port St. Lucie in June.
(4)	Wayford at Innovation Park commenced lease-up in August 2023.

Peak Housing Interests

Prior to 2024, the Company made a preferred equity investment in the Peak REIT OP in the aggregate amount of $20.3 million which was collateralized by 648 single-family residential units (“Peak Housing”). Peak REIT OP may sell the units collateralizing the Company’s preferred equity investment, though Peak REIT OP is required to distribute any net sale proceeds to the Company, after consideration for partnership operating expenses and reserve requirements, until the Company’s full preferred equity investment has been repaid in full, subject to certain rate of return requirements and including any accrued but unpaid preferred returns. During 2023, the Company’s preferred equity investment was partially redeemed resulting from the sales by Peak REIT OP of 196 of the 648 units that collateralized the Company’s investment. At December 31, 2023, the Company’s outstanding preferred equity investment in Peak REIT OP was $10.6 million, with a remaining 452 units as collateral underlying the Company’s investment.

During the first quarter 2024, the Company’s preferred equity investment in the Peak REIT OP was partially redeemed in the aggregate amount of $2.0 million, which included principal investment of $1.8 million and accrued preferred return of $0.2 million. The Company’s partial redemption of its preferred equity investment was a result of the sales by Peak REIT OP of 45 of the 452 units that collateralized the Company’s investment. At March 31, 2024, the Company’s outstanding preferred equity investment in the Peak REIT OP was $8.8 million, with a remaining 407 units as collateral underlying the Company’s investment.

Note 8— Revolving Credit Facilities

The outstanding balances on the revolving credit facilities at March 31, 2024 and December 31, 2023 are as follows (amounts in thousands):

Revolving Credit Facilities	March 31, 2024	December 31, 2023
Amended DB Credit Facility	$85,000	$50,000
Amended ILE Sunflower Credit Facility	20,000	20,000
Total	$105,000	$70,000

Amended Deutsche Bank Credit Facility (“Amended DB Credit Facility”)

On December 29, 2023, certain of the Company’s subsidiaries entered into an amended and restated credit facility (the “Amended DB Credit Facility”) with Deutsche Bank Securities Inc. (“Deutsche Bank”), as sole lead arranger, Deutsche Bank AG, New York Branch, as administrative agent, the financial institutions party thereto as lenders and Computershare Trust Company, N.A., as paying agent and calculation agent, and the Company as a guarantor. The Amended DB Credit Facility provides for a revolving loan with a maximum commitment amount of $150 million. Borrowings under the Amended DB Credit Facility are limited to financings related to the acquisition, renovation, rehabilitation, maintenance and leasing of single-family residential units in the Indy-Springfield,Peak JV 2 and Savannah-84 portfolios. Borrowings under the Amended DB Credit Facility bear interest on the amount drawn at Term SOFR plus 2.80%, and borrowings can be prepaid without premium or penalty. The interest rate on outstanding borrowings was 8.13% at March 31, 2024. The Amended DB Credit Facility matures on April 6, 2025 and contains a one-year extension option, subject to certain conditions. The Amended DB Credit Facility contains certain financial and operating covenants, including maximum leverage ratio, minimum debt yield and minimum debt service coverage ratio. At March 31, 2024, the Amended DB Credit Facility was drawn at $85 million and the Company was in compliance with all covenants under the Amended DB Credit Facility. The availability of borrowings under the Amended DB Credit Facility at March 31, 2024 was approximately $15 million and is based on the collateral and compliance with various ratios related to those assets.

Amended ILE Sunflower Credit Facility

On June 27, 2023, the Company, along with its  unaffiliated joint venture partner, ILE, entered into an amended and restated credit facility with Sunflower Bank, N.A. (the “Amended ILE Sunflower Credit Facility”). The Amended ILE Sunflower Credit Facility transitioned the interest rate on borrowings from LIBOR to a SOFR-based rate. There were no other material changes in terms from the previous credit facility. The Amended ILE Sunflower Credit Facility provides for a revolving loan with an initial commitment amount of $20 million, which commitment contains an accordion feature to a maximum total commitment of up to $50 million. The Amended ILE Sunflower Credit Facility, along with four other separate non-revolving credit facilities (refer to Note 9 for further information), is used in the financing of acquisitions of single-family residential units. Borrowings under the Amended ILE Sunflower Credit Facility bear interest at Term SOFR plus 3.11%, subject to a rate floor, and can be prepaid without penalty or premium. The interest rate on outstanding borrowings was 8.45% at March 31, 2024. The Amended ILE Sunflower Credit Facility matures on December 27, 2024 and contains certain financial and operating covenants, including a minimum fixed charge coverage ratio. At March 31, 2024, the Company was in compliance with all covenants under the Amended ILE Sunflower Credit Facility and the initial commitment was fully drawn at $20 million. A principal of ILE has guaranteed the obligations under the Amended ILE Sunflower Credit Facility and the joint venture has pledged certain assets as collateral.

Note 9 – Mortgages Payable

The following table summarizes certain information as of March 31, 2024 and December 31, 2023 with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of March 31, 2024
	March 31,	December 31,		Interest-only
Property	2024	2023	Interest Rate	through date	Maturity Date

Fixed Rate:
ILE (1)	$29,437	$29,680	4.04%	(2)	(1)
Navigator Villas (3)	19,615	19,702	4.57%	(2)	June 1,2028
Villas at Huffmeister	27,440	—	3.56%	October 2024	October 1, 2029
Yauger Park Villas (4)	14,274	14,350	4.86%	(2)	April 1, 2026
Total Fixed Rate	$90,766	$63,732

Floating Rate:
Wayford at Concord (5)	$32,973	$32,973	4.73%	May 2027	May 1, 2029
Total Floating Rate	$32,973	$32,973
Total	$123,739	$96,705
Fair value adjustments	(2,271)	916
Deferred financing costs, net	(1,267)	(951)
Total mortgages payable	$120,201	$96,670
(1)	ILE’s fixed rate debt represents the aggregate debt outstanding across three separate credit agreements. Of the outstanding balance, one credit agreement (“CA1”) has a balance of $6.4 million at a fixed rate of 3.50%, the second credit agreement (“CA2”) has a balance of $18.5 million at a fixed rate of 3.75%, and the third credit agreement (“CA3”) has a balance of $4.5 million at a fixed rate of 6.00%. CA1 and CA2 both mature in 2026; CA3 matures in 2028.
(2)	The loan requires monthly payments of principal and interest.
(3)	The principal balance includes a $14.1 million senior loan at a fixed rate of 4.31% and a $5.5 million supplemental loan at a fixed rate of 5.23%.
(4)	The principal balance includes a $9.9 million senior loan at a fixed rate of 4.81% and a $4.4 million supplemental loan at a fixed rate of 4.96%.
(5)	The Wayford at Concord loan bears interest at the 30-day average SOFR plus 2.23%. In March 2024, the 30-day average SOFR in effect was 5.32%. SOFR rate is subject to a 2.50% rate cap through April 2025. Please refer to Note 11 for further information.

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

Loss on Extinguishment of Debt and Debt Modification Costs

Upon repayment of or in conjunction with a material change (i.e., a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes-off any unamortized deferred financing costs and fair market value adjustments related to the original debt that was extinguished. Prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized would also be included within loss on extinguishment of debt and debt modification costs on the consolidated statements of operations. The Company had no loss on extinguishment of debt and debt modification costs during the three months ended March 31, 2024 and 2023.

Debt maturities

At March 31, 2024, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2024 (April 1–December 31)	$1,315
2025	2,228
2026	38,000
2027	1,415
2028	23,589
Thereafter	57,192
$123,739
Add: Unamortized fair value debt adjustment	(2,271)
Subtract: Deferred financing costs, net	(1,267)
Total	$120,201

The net book value of real estate assets providing collateral for these above borrowings, including the revolving credit facilities (refer to Note 8 for further information), was $403.4 million at March 31, 2024.

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

Fair Value of Financial Instruments

At March 31, 2024 and December 31, 2023, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due to affiliates, accounts payable, other accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

Fair Value of Debt

At March 31, 2024 and December 31, 2023, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $116.8 million and $93.0 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $121.5 million and $97.6 million, respectively. The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs of the fair value hierarchy) for similar types of borrowing arrangements.

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

At March 31, 2024, the Company had interest rate caps and swaps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying interest rate for $128.9 million of the Company’s debt. The following table summarizes the Company's derivative financial instruments at March 31, 2024 ($ in thousands):

	Interest Rate Caps	Interest Rate Swaps
Notional balance	$145,473	$10,932
Number of instruments	2	2
Earliest maturity date (1)	May 2024	March 2026
Latest maturity date	May 2025	August 2028
(1)	In April 2024, the Company entered into a new interest rate cap agreement that becomes effective upon the May 2024 maturity date of the current rate cap and is in the same notional amount as the current rate cap.

The table below presents the classification and fair value of the Company’s derivative financial instruments on the consolidated balance sheets at March 31, 2024 and December 31, 2023 (amounts in thousands):

Derivatives not designated as hedging		Fair Values of Derivative Instruments
instruments under ASC 815-20	Balance Sheet Location	March 31, 2024	December 31, 2023
Interest rate caps	Accounts receivable, prepaids and other assets	$1,129	$1,934
Interest rate swaps	Accounts receivable, prepaids and other assets	573	483

The table below presents the classification and effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2024 and 2023 (amounts in thousands):

		The Effect of Derivative Instruments on the
		Statements of Operations
Derivatives not designated as hedging	Location of Gain (Loss)	Three Months Ended March 31,
instruments under ASC 815-20	Recognized in Income	2024	2023
Interest rate caps	Interest Expense	$(805)	$(972)
Interest rate swaps	Interest Expense	90	(161)

Note 12 – Related Party Transactions

Management Agreement

In October 2022, the Company entered into a management agreement (the “Management Agreement”) with the Operating Partnership and Bluerock Homes Manager, LLC (the “Manager”), which is an affiliate of Bluerock Real Estate, LLC (“BRE”), pursuant to which the Manager provides for the day-to-day management of the Company’s operations. Pursuant to the terms of the Management Agreement, the Manager provides the Company with a management team and appropriate support personnel to provide such management services to the Company. The Management Agreement requires the Manager to manage the Company’s business affairs under the supervision and direction of the Company’s board of directions (the “Board”). Specifically, the Manager is responsible for (i) the selection, purchase and sale of the Company’s portfolio investments, (ii) the Company’s financing activities, and (iii) providing the Company with advisory services, in each case in conformity with the investment guidelines and other policies approved and monitored by its Board. The Management Agreement expires on October 6, 2024 and will be automatically renewed for a one-year term on each anniversary date thereafter unless earlier terminated or not renewed in accordance with the terms thereof.

The Company pays the Manager a base management fee (the “base management fee”) in an amount equal to 1.50% of the Company’s New Stockholders’ Equity (as defined in the Management Agreement) per year, as well as an incentive fee (the “incentive fee”) with respect to each calendar quarter (or part thereof that the Management Agreement is in effect) in arrears. The Company is required to reimburse the Manager for certain expenses and pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The Management Agreement provides that (i) the base management fee and the incentive fee shall be allocated and payable as one half (50%) in C-LTIP Units and the remainder payable in cash or C-LTIP Units, at the discretion of the Board, and (ii) operating expense reimbursements shall be payable either in cash or C-LTIP Units, at the discretion of the Board. The number of C-LTIP Units payable and issued to the Manager for the base management fee, the incentive fee and expense reimbursements will be equal to the dollar amount (of the portion deemed payable in C-LTIP Units) of the fees earned or reimbursement amount divided by the average of the closing prices of the Class A common stock for the five business days prior to issuance.

For the three months ended March 31, 2024 and 2023, the Company recorded base management fees of $2.1 million and $1.9 million, respectively. For the first quarter 2024, the Company will pay the base management fee to the Manager as one half (50%) in C-LTIP Units and the remainder in cash; for the first quarter 2023, the Company paid the full base management fee to the Manager through the issuance of C-LTIP Units. There have been no incentive fee expenses incurred during 2024 or the year ended December 31, 2023.

For the three months ended March 31, 2024 and 2023, the Company recorded operating expense reimbursements of $1.2 million and $0.3 million, respectively. For the first quarter 2024, the Company will pay the full operating expense reimbursement to the Manager in cash; for the first quarter 2023, the Company paid the full operating expense reimbursement to the Manager through the issuance of C-LTIP Units. The operating expense reimbursement for the first quarter 2024 included a $0.8 million reimbursement to the Manager for accounting and legal services. Prior to the fourth quarter 2023, the Manager elected to not seek reimbursement for accounting and legal services during the Company's first year of operations. In addition, for the three months ended March 31, 2024 and 2023, the Company recorded direct expense reimbursements of $0.1 million and $0.1 million, respectively, which were paid to the Manager in cash. Both the operating and direct expense reimbursements were recorded as part of general and administrative expenses in the Company’s consolidated statements of operations.

The table below presents the related party amounts payable to the Manager at March 31, 2024 and December 31, 2023 pursuant to the terms of the Management Agreement (amounts in thousands). The Company records these payables in due to affiliates in its consolidated balance sheets.

Amounts payable to the Manager under the Management Agreement	March 31, 2024	December 31, 2023
Base management fee	$2,071	$2,048
Operating and direct expense reimbursements	1,272	1,365
Offering expense reimbursements	59	96
Total amounts payable to the Manager	$3,402	$3,509

At March 31, 2024 and December 31, 2023, the Company had no receivables due from any related parties.

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Company’s Series A Preferred Stock (refer to Note 13 for further information), the Company engaged a related party as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company. For the three months ended March 31, 2024, the Company incurred $0.7 million in selling commissions and discounts and $0.3 million in dealer manager fees and discounts related to its offering of Series A Preferred Stock. In addition, the Manager was, or shall be, reimbursed for offering costs of $0.2 million in conjunction with the offering of Series A Preferred Stock during the three months ended March 31, 2024. The selling commissions, dealer manager fees, discounts and reimbursements for offering costs were recorded as a reduction to the proceeds of the offering.

Note 13 – Stockholders’ Equity and Redeemable Preferred Stock

Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing net loss attributable to common stockholders, less dividends on restricted stock, LTIP Units and C-LTIP Units expected to vest, by the weighted average number of common shares outstanding for the period. Net loss attributable to common stockholders is computed by adjusting net loss for the non-forfeitable dividends paid on non-vested restricted stock, LTIP Units and C-LTIP Units.

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

The following table reconciles the components of basic and diluted net loss per common share for the three months ended March 31, 2024 and 2023 (amounts in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2024	2023
Net loss attributable to common stockholders	$(1,020)	$(1,540)

Weighted average common shares outstanding (1)	3,848,494	3,843,502
Potential dilutive shares (2)	—	—
Weighted average common shares outstanding and potential dilutive shares (1)	3,848,494	3,843,502

Net loss per common share, basic	$(0.27)	$(0.40)

Net loss per common share, diluted	$(0.27)	$(0.40)
(1)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.
(2)	For the three months ended March 31, 2024, potential vesting of restricted Class A common stock of 4,531 shares are excluded from the diluted shares calculation as the effect is antidilutive.

The effect of the conversion of OP Units is not reflected in the computation of basic and diluted earnings per share, as they are exchangeable for Class A common stock on a one-for-one basis. The income allocable to such OP Units is allocated on this same basis and reflected as noncontrolling interests in the accompanying consolidated financial statements. As such, the assumed conversion of these OP Units would have no net impact on the determination of diluted earnings per share.

Series A Redeemable Preferred Stock

During the three months ended March 31, 2024, the Company issued 395,628 shares of 6.0%Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) at $25.00 per share (the “Stated Value”) under its continuous registered offering with net proceeds of approximately $8.6 million after (i) commissions, dealer manager fees and sales discounts of approximately $1.0 million, and (ii) costs related to establishing the offering of Series A Preferred Stock of approximately $0.3 million. As of March 31, 2024, the Company had issued a total of 832,303 shares of Series A Preferred Stock with total net proceeds of approximately $17.3 million after commissions, dealer manager fees, sales discounts and offering costs. As of March 31, 2024, the Company had not redeemed any shares of Series A Preferred Stock.

Class A Common Stock Repurchase Plan

On February 13, 2024, the Board authorized a stock repurchase plan for the repurchase, from time to time, of up to an aggregate of $5 million of the Company’s outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”) and subject to Rule 10b-5 of the Exchange Act. The repurchase plan has a term of one year and may be discontinued at any time. The extent to which the Company repurchases shares of its Class A common stock under the repurchase plan, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. The Company expects to repurchase shares of its Class A common stock through open market transactions subject to market conditions, certain price limitations and other conditions established under the plan. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. As of March 31, 2024, no repurchases of Class A common stock had been made by the Company.

Operating Partnership and Long-Term Incentive Plan Units

As of March 31, 2024, limited partners other than the Company owned approximately 69.34% of the common units of the Operating Partnership (7,365,735 OP Units, or 58.20%, is held by OP Unit holders, and 1,410,986 LTIP Units, or 11.14%, is held by LTIP Unit holders, including 3.68% which are not vested as of March 31, 2024). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash. LTIP Units and C-LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock or, at the Company’s election, cash.

On February 21, 2024, the Company granted 151,600 and 95,204 C-LTIP Units pursuant to the Management Agreement to the Manager in payment of the (i) base management fee of $2.0 million, and (ii) operating expense reimbursement of $1.3 million, respectively, for the fourth quarter 2023. Such C-LTIP Units were fully vested upon issuance.

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

The Company recognizes compensation expense ratably over the vesting period for time-based LTIP Units based on the fair value at the date of grant. During the three months ended March 31, 2024 and 2023, the Company recognized compensation expense for such LTIP Units of approximately $0.7 million and $0.5 million, respectively. Such expense was recorded as part of general and administrative expenses in the Company’s consolidated statements of operations. At March 31, 2024, there was $8.3 million of total unrecognized compensation expense related to unvested LTIP Units granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 3.3 years.

Restricted Stock Grants

In November 2023, the Company issued 31,260 shares of Class A common stock as restricted stock grants (“RSGs”) as equity compensation, pursuant to the BHM Individuals Plans, directly to and among certain of the Manager’s executive management team and personnel who provide other services to the Manager. Such RSGs will vest one-third on May 25, 2024, and the remainder will vest ratably on an annual basis over a two-year period from April 1, 2024.

During the three months ended March 31, 2024, the Company recognized compensation expense for such RSGs of approximately $0.05 million. Such expense was recorded as part of general and administrative expenses in the Company’s consolidated statements of operations. At March 31, 2024, there was $0.4 million of total unrecognized compensation expense related to the unvested RSGs granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 2.0 years.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Paid / Payable Date
Class A common stock Special Dividend
December 19, 2023	December 29, 2023	$1.00	January 5, 2024
Class C common stock Special Dividend
December 19, 2023	December 29, 2023	$1.00	January 5, 2024
Series A Preferred Stock (1)
October 13, 2023	December 22, 2023	$0.125000	January 5, 2024
January 15, 2024	January 25, 2024	0.125000	February 5, 2024
January 15, 2024	February 23, 2024	0.125000	March 5, 2024
January 15, 2024	March 25, 2024	0.125000	April 5, 2024
Series A Preferred Special Dividend (2)
November 7, 2023	Each day of December 1 - 31, 2023	$0.002469	January 5, 2024
January 15, 2024	Each day of January 1 - 31, 2024	0.000337	February 5, 2024
January 15, 2024	Each day of February 1 - 29, 2024	0.003458	March 5, 2024
January 15, 2024	Each day of March 1 - 31, 2024	0.004603	April 5, 2024
(1)	Holders of record of newly issued Series A Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series A Preferred Stock was outstanding.
(2)	Holders of record of Series A Preferred Stock shares as of the close of business on each day of the applicable month are entitled to additional contingent special daily dividends for each such day, to be aggregated and payable (if at all) on the payable date, in each case equal to the amount (if any) by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average 10-year Daily Treasury Par Yield Curve Rate for the period from the 26th of the prior month to the 25th of the applicable month (as reported by the United States Department of the Treasury), plus (II) two percent, divided by (b) twelve, divided further by (c) the actual number of days in the applicable month, exceeds (ii) the quotient of (a) $0.125 divided by (b) the actual number of days in the applicable month.

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate. Holders of restricted stock, OP Units, LTIP Units and C-LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of the Company’s Class A common stock.

Distributions declared and paid for the three months ended March 31, 2024 were as follows (amounts in thousands):

	Distributions
2024	Declared	Paid
First Quarter
Class A common stock	$—	$3,871
Class C common stock	—	8
Series A Preferred Stock (1)	253	206
OP Units	—	7,366
LTIP / C-LTIP Units	—	1,143
Total first quarter	$253	$12,594

(1)	Series A Preferred Stock amounts include the standard dividend at an annual rate of 6.0% of the Stated Value and any special dividends.

Note 14 – Commitments and Contingencies

The aggregate amount of the Company’s contractual commitments to fund future cash obligations in certain of its loan and consolidated real estate investments was $20.7 million and $0.2 million at March 31, 2024 and December 31, 2023, respectively.

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Note 15 – Subsequent Events

Declaration of Dividends

Declaration Date	Payable to stockholders of record as of	Amount	Paid / Payable Date
Series A Preferred Stock (1)
April 12, 2024	April 25, 2024	$0.125	May 3, 2024
April 12, 2024	May 24, 2024	0.125	June 5, 2024
April 12, 2024	June 25, 2024	0.125	July 5, 2024
Series A Preferred Special Dividend
April 12, 2024	Each day of April 1 - 30, 2024	(2)	May 3, 2024
Series A Preferred Enhanced Special Dividend
May 3, 2024	May 24, 2024	(3)	June 5, 2024
May 3, 2024	June 25, 2024	(3)	July 5, 2024
(1)	Holders of record of newly issued Series A Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series A Preferred Stock was outstanding.
(2)	Holders of record of Series A Preferred Stock shares as of the close of business on each day of the applicable month are entitled to additional contingent special daily dividends for each such day, to be aggregated and payable (if at all) on the payable date, in each case equal to the amount (if any) by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average 10-year Daily Treasury Par Yield Curve Rate for the period from the 26th of the prior month to the 25th of the applicable month (as reported by the United States Department of the Treasury), plus (II) two percent, divided by (b) twelve, divided further by (c) the actual number of days in the applicable month, exceeds (ii) the quotient of (a) $0.125 divided by (b) the actual number of days in the applicable month.
(3)	Holders of record of Series A Preferred Stock shares are entitled to an enhanced special dividend equal to the amount by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average of the one-month Term SOFR for each day commencing on the 26th of the prior month to the 25th of the applicable month, plus (II) two percent, divided by (b) twelve, exceeds (ii) the standard monthly dividend of $0.125 per share of Series A Preferred Stock. The enhanced special dividend will be aggregated with the standard monthly dividend so as to affect a dividend rate on the Series A Preferred Stock that is subject to a 6.5% minimum and 8.5% maximum annual rate.

Distributions Paid

The following distributions were declared and/or paid to the Company’s stockholders subsequent to March 31, 2024 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distribution per Share	Total Distribution
Series A Preferred Stock (1)	January 15, 2024	March 25, 2024	April 5, 2024	$0.129603	$99
Series A Preferred Stock (1)	April 12, 2024	April 25, 2024	May 3, 2024	0.134953	121
Total					$220
(1)	Series A Preferred Stock distribution per share amounts include the standard dividend at an annual rate of 6.0% of the Stated Value and any special dividends.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Bluerock Homes Trust, Inc., and the notes thereto. As used herein, the terms “the Company”, “we”, “our”, and “us” refer to Bluerock Homes Trust, Inc., a Maryland corporation formed on December 16, 2021, and, as required by context, Bluerock Residential Holdings, L.P., a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. We refer to Bluerock Homes Manager, LLC, a Delaware limited liability company, and an entity affiliated with the Company, as our Manager. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements.

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

Additional factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	The impact of volatility in capital and credit markets, or unfavorable changes in economic conditions, including those caused by inflation and rising interest rates, in the markets in which we operate;
●	The impact of epidemics, pandemics, or other outbreaks of illness, disease or virus (such as the outbreak of novel coronavirus (“COVID-19”) and its variants) and the actions taken by government authorities and other related thereto, including the ability of our company, our properties and our tenants to operate;
●	the factors included in this Quarterly Report on Form 10-Q, including those set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	use of proceeds of our securities offerings;
●	changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;
●	fluctuations and relative increases in interest rates, which could adversely affect our ability to obtain financing on favorable terms or at all;
●	the inability of tenants to pay rent;
●	the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors’ properties based on considerations such as convenience of location, rental rates and safety record;
●	increased operating costs, including increased real property taxes, homeowners association (“HOA”) fees, maintenance, insurance and utilities costs;
●	weather conditions that may increase or decrease energy costs and other weather-related expenses;

●	oversupply of single-family housing or a reduction in demand for real estate in the markets in which our properties are located;
●	costs and time period required to convert acquisitions to rental units;
●	a favorable interest rate environment that may result in a significant number of potential residents of our properties deciding to purchase homes instead of renting;
●	rules, regulations and/or policy initiatives by government and private actors, including HOAs, to discourage or deter the purchase of single-family properties by entities owned or controlled by institutional investors;
●	our ability to lease newly acquired or newly constructed single-family units;
●	changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes;
●	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs;
●	the board of directors’ determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid (if any);
●	our ability to qualify and maintain our qualification as a real estate investment trust (“REIT”); and
●	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes.

Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this report. All forward-looking statements are made as of the date of this report and the risk that actual results will differ materially from the expectations expressed in this report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this report, whether as a result of new information, future events, changed circumstances or any other reason. The forward-looking statements should be read in light of the risk factors set forth in Item 1A of this Quarterly Report on Form 10-Q, in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2024, and subsequent filings by us with the SEC, or (“Risk Factors”).

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

As of March 31, 2024, we held twenty real estate investments, consisting of twelve consolidated investments and eight preferred equity and loan investments. The twenty investments represent an aggregate of 4,366 residential units, comprised of 2,745 consolidated units, of which 170 units are under development, and 1,621 units through preferred equity and loan investments. As of March 31, 2024, our consolidated operating investments were approximately 94.8% occupied.

We have elected to be treated, and currently qualify, as a REIT for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates and we would not be permitted to qualify as a REIT for four years following the year in which we lost our qualification. Such an event could materially and adversely affect our net income and results of operations. We intend to continue to organize and operate in such a manner as to remain qualified as a REIT.

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

Additionally, developments in the banking industry in early 2023 caused uncertainty and concern regarding the strength of the banking system. As a result, the cost of obtaining debt from credit and capital markets increased as many lenders increased interest rates, enacted tighter lending standards, and reduced and, in some cases, ceased to provide funding to borrowers. Although our banking relationships are primarily with large national banks, a significant disruption to the banking system could lead to market-wide liquidity problems which could adversely affect our access to capital and our cost of capital. If we need to incur debt from a source other than our revolving credit facilities, we cannot be certain the additional financing will be available to the extent required and on acceptable terms. If debt financing on acceptable terms is not available, we may be unable to fully execute our growth strategy, otherwise take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our results of operations and financial condition.

Other weakened economic conditions, including job losses, high unemployment levels, stock market volatility, and uncertainty about the future, could adversely affect rental rates and occupancy levels. Unfavorable changes in economic conditions may have a material adverse impact on our cash flows and operating results.

Other Significant Developments

Acquisition of Villas at Huffmeister

On March 25, 2024, we, through a 95% owned joint venture entity, acquired a 294-unit single-family residential community located in Houston, Texas known as Villas at Huffmeister. The purchase price of $41.2 million was funded, in part, with a $24.3 million senior loan assumption secured by Villas at Huffmeister, along with cash of $17.4 million that we funded.

Sale of Consolidated Operating Units

During the first quarter 2024, we closed on the following sales: one unit in the Indy-Springfield portfolio, four units in the Peak JV 2 portfolio, and nineteen units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sales agreements. The twenty-four units were sold for an aggregate of approximately $3.9 million, subject to certain prorations and adjustments typical in such real estate transactions, and generated net proceeds of approximately $3.7 million and a gain on sales of approximately $0.3 million.

Loan Investment Activity

During the first quarter 2024, we (i) provided funding in the aggregate amount of $9.6 million for the Wayford at Pringle loan investment, with a remaining commitment of $20.5 million to be funded, and (ii) received paydowns on The Woods at Forest Hill loan investment in the aggregate amount of $4.1 million, which included principal investment of $4.0 million and accrued interest of $0.1 million, reducing the outstanding principal balance to $4.3 million at March 31, 2024.

Peak Housing Interests

During the first quarter 2024, our preferred equity investment in the operating partnership of Peak Housing REIT (the “Peak REIT OP”) was partially redeemed in the aggregate amount of $2.0 million, which included principal investment of $1.8 million and accrued preferred return of $0.2 million. At March 31, 2024, our remaining preferred equity investment in the Peak REIT OP was $8.8 million, with a remaining 407 units as collateral underlying our investment.

Held for Sale

At March 31, 2024, we classified an aggregate of 96 units as held for sale in our consolidated balance sheets, and for the three months ended March 31, 2024, we recorded an impairment of $0.1 million related to held for sale units which is included in gain on sale and impairment of real estate investments, net in our consolidated statements of operations. The units are included in the following portfolios: 34 units of Indy-Springfield, 11 units of Peak JV 2, and 51 units of Peak JV 3. These units were identified based on submarket analysis and individual unit-level operational review.

Series A Redeemable Preferred Stock

During the three months ended March 31, 2024, we issued 395,628 shares of 6.0% Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) at $25.00 per share (the “Stated Value”) under a continuous registered offering with net proceeds of approximately $8.6 million after (i) commissions, dealer manager fees and sales discounts of approximately $1.0 million, and (ii) costs related to establishing the offering of Series A Preferred Stock of approximately $0.3 million. As of March 31, 2024, we had issued a total of 832,303 shares of Series A Preferred Stock with total net proceeds of approximately $17.3 million after commissions, dealer manager fees, sales discounts and offering costs.

Stockholders’ Equity

Our total stockholders’ equity decreased $2.9 million from $147.4 million as of December 31, 2023 to $144.5 million as of March 31, 2024. The decrease in our total stockholders’ equity is primarily attributable to an adjustment of $1.9 million for noncontrolling interest ownership in the Operating Partnership, a net loss of $0.8 million, and preferred dividends declared of $0.3 million.

Results of Operations

The following is a summary of our consolidated real estate investments as of March 31, 2024:

Operating Investment Name	Market / Location	Number of Units (1)	Average Year Built	Ownership Interest	Average Rent (2)	% Occupied (3)
Ballast	AZ / CO / WA	84	1998	95%	$2,091	97.6%
Golden Pacific	IN / KS / MO	169	1977	97%	1,722	97.0%
ILE	TX / SE US	482	1991	95%	1,844	97.3%
Indy-Springfield	IN / MO	333	1999	100%	1,263	95.4%
Navigator Villas	Pasco, WA	176	2013	90%	1,584	94.9%
Peak JV 2	Various / TX	592	1980	80%	1,294	88.8%
Peak JV 3	Dallas-Fort Worth, TX	131	1961	56%	1,160	96.3%
Savannah-84	Savannah, GA	84	2022	100%	1,759	97.6%
Villas at Huffmeister	Houston, TX	294	2007	95%	1,427	96.3%
Wayford at Concord	Concord, NC	150	2019	83%	2,159	96.6%
Yauger Park Villas	Olympia, WA	80	2010	95%	2,378	98.8%
Total Operating Units / Average		2,575			$1,600	94.8%

Development Investment Name
Abode Wendell Fall (4)	Wendell, NC	170	—	100%	—	—
Total Development Units		170
Total Units		2,745
(1)	Total operating units includes an aggregate of 96 units classified as held for sale and includes the following portfolios: 34 units in Indy-Springfield, 11 units in Peak JV 2, and 51 units in Peak JV 3.

(2)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the three months ended March 31, 2024.
(3)	Percent occupied is calculated as (i) the number of units occupied as of March 31, 2024 divided by (ii) total number of units, expressed as a percentage. Percent occupied excludes an aggregate of 46 down/renovation units.
(4)	Abode Wendell Falls is a build to rent development project expected to commence construction in the second quarter 2024. The total estimated project cost is $56.0 million, of which $6.6 million had been incurred as of March 31, 2024.

The following is a summary of our consolidated operational results for the three months ended March 31, 2024 and 2023 ($ in thousands, except average rental rates):

	Three Months Ended March 31,
	2024	2023	Variance
Rental and other property revenues	$10,758	$10,138	6.1%
Property operating expenses	$5,005	$4,557	9.8%
Net operating income	$5,753	$5,581	3.1%
Average occupancy percentage (1)	94.5%	94.2%	30	bps
Average rental rate (2)	$1,600	$1,542	3.8%
(1)	Represents the average of the ending occupancy as of the last day of each month in the period presented. Average occupancy excludes an average of 50 and 46 down/renovation units for the three months ended March 31, 2024 and 2023, respectively.
(2)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the period presented.

The following is a summary of our preferred equity and loan investments as of March 31, 2024:

			Total Actual/		Actual/	Actual/	Actual/
		Actual/	Estimated		Estimated	Estimated	Estimated	Estimated
		Planned	Construction	Cost to Date	Construction	Initial	Construction	Average
Lease-up Investment Name	Location / Market	Number of Units	Cost (in millions)	(in millions)	Cost Per Unit	Occupancy	Completion	Rent (1)
The Woods at Forest Hill (2)	Forest Hill, TX	56	$17.1	$17.1	$225,000	4Q 2022	3Q 2023	$1,625
Willow Park	Willow Park, TX	58	17.1	17.1	294,828	2Q 2022	3Q 2023	2,362
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	63.2	62.6	214,966	2Q 2023	4Q 2023	1,743
The Cottages of Port St. Lucie	Port St. Lucie, FL	286	69.6	65.7	243,357	2Q 2023	2Q 2024	2,133
Wayford at Innovation Park	Charlotte, NC	210	62.0	45.0	295,238	3Q 2023	3Q 2024	1,994
Wayford at Pringle (3)	Charlotte, NC	102	37.2	16.7	364,706	1Q 2024	4Q 2024	2,453
Total Lease-up Units		1,006

Development Investment Name
Chandler	Chandler, AZ	208	48.2	42.1	231,731	2Q 2024	3Q 2024	1,920
Total Development Units		208
								Average
Operating Investment Name		Number of Units						Rent (1)
Peak Housing (4)	IN / MO / TX	407						$1,013
Total Operating Units		407
Total Units/Average		1,621						$1,752
(1)	For lease-up and development investments, represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization. For operating investments, represents the average effective monthly rent per occupied unit for the three months ended March 31, 2024.
(2)	The Woods at Forest Hill unit count decreased from 76 units at December 31, 2023 to 56 units at March 31, 2024 resulting from the sales of 20 units during the first quarter 2024. Proceeds from the sales of these units were used to paydown our loan investment in The Woods at Forest Hill. Construction cost amounts shown are based on the initial 76 units. Refer to Note 6 of our consolidated financial statements for further information.
(3)	Wayford at Pringle is a loan investment for which we disburse loan proceeds to the borrower for unit acquisitions upon construction completion. Of the total 102-build for rent units that are to be acquired, construction of 37 units was completed during the first quarter 2024 for which we provided the borrower with loan proceeds for their acquisition. The cost to date amount represents outlays related to completed units and those under construction, and we estimate that all units will be completed and acquired, and our loan commitment fully funded, by the end of 2024. Refer to Note 6 of our consolidated financial statements for further information.

(4)	Peak Housing is a stabilized operating portfolio and the number of units shown represents those collateralizing our preferred equity investment in the Peak REIT OP as of March 31, 2024 (refer to Note 7 of our consolidated financial statements for further information). Unit count excludes units presented in the consolidated investments table above.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenue

Rental and other property revenues increased $0.7 million, or 7%, to $10.8 million for the three months ended March 31, 2024 as compared to $10.1 million for the same prior year period. The increase was primarily due to $0.3 million in operational improvements from our active management and organic market rent growth and a $0.3 million increase in ancillary income (such as late fees, term fees, and damage fees).

Our average rent per occupied unit increased $58, or 3.8%, to $1,600 as compared to $1,542 during the prior year period. Average occupancy increased 30 basis points from 94.2% to 94.5% on a year over year basis. The improvements were partially driven by: (i) stabilization of units under renovation within our value-enhancement strategy, and (ii) stabilization of units that are sometimes purchased from owner occupants which can create modest frictional vacancy for a brief period of time after acquisition.

Interest income from loan investments amounted to $0.4 million for the three months ended March 31, 2024 as compared to zero for the same prior year period due to three new loan investments since the fourth quarter 2023. We did not have any loan investments during the three months ended March 31, 2023.

Expenses

Property operating expenses increased $0.4 million, or 10%, to $5.0 million for the three months ended March 31, 2024 as compared to $4.6 million for the same prior year period. The increase was primarily due to: (i) a $0.3 million increase in expenses (primarily repairs and maintenance) incurred as part of our lease up stabilization strategy and (ii) a $0.1 million or 4% increase in insurance and real estate taxes.   Property operating expenses consist of controllable (payroll, repairs and maintenance, turnover, administrative, advertising, and utilities) and non-controllable (real estate taxes and insurance) expenses. Controllable expenses were $2.5 million and $2.2 million, and non-controllable expenses were $2.5 million and $2.4 million, for the three months ended March 31, 2024 and 2023, respectively.

Property management and asset management fee expenses were $1.1 million for the three months ended March 31, 2024, consistent with the prior year period. Property management fees are based on a stated percentage of property revenues and asset management fees are based on a stated percentage of capital contributions or assets under management, where applicable. Although property revenues increased 6% compared to the prior year period, the negotiation of management fees with two property managers in 2023 resulted in property management fees remaining consistent with the prior year period.

General and administrative expenses amounted to $2.9 million for the three months ended March 31, 2024 as compared to $2.0 million for the same prior year period. Of the $2.9 million total expense in the first quarter 2024, $1.7 million related to direct costs incurred by us, while the remaining $1.2 million related to the operating expense reimbursement to our Manager, which includes rent, utilities, and IT expenses. The expense reimbursement to our Manager also included a $0.8 million reimbursement for accounting and legal services. Prior to the fourth quarter 2023, the Manager elected to not seek reimbursement for legal and accounting services during our first year of operations. For the first quarter 2024, we will pay the full operating expense reimbursement of $1.2 million to the Manager in cash; for the same prior year period, we paid the full operating expense reimbursement of $0.3 million to the Manager through the issuance of C-LTIP Units.

Management fees to related party amounted to $2.1 million for the three months ended March 31, 2024 as compared to $1.9 million for the same prior year period. The increase was due to an increase in equity primarily from our continuous registered offering of Series A Preferred Stock, which began in the third quarter of 2023. For the first quarter 2024, we will pay the base management fee of $2.1 million to the Manager as one half (50%) in C-LTIP Units and the remainder in cash; for the same prior year period, we paid the full base management fee of $1.9 million to the Manager through the issuance of C-LTIP Units.

Acquisition and other transaction costs amounted to zero for the three months ended March 31, 2024 as compared to $1.5 million for the same prior year period. Acquisition costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods. The 2023 expense primarily relates to the transition of property management services for over 1,000 homes.

Depreciation and amortization expenses were $4.0 million for the three months ended March 31, 2024, consistent with the prior year period.

Other Income and Expense

Other income and expense amounted to income of $0.7 million for the three months ended March 31, 2024 as compared to expense of $0.4 million for the same prior year period. This was primarily due to a $1.1 million increase in interest income from our short-term investments and a $0.3 million gain on sales of real estate investments from the sale of 24 homes during the three months ended March 31, 2024, partially offset by a $0.1 million net increase in interest expense, a $0.1 million impairment on real estate, and a $0.1 million increase in provision for credit losses.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net loss attributable to common stockholders together with a reconciliation to NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net loss attributable to common stockholders	$(1,020)	$(1,540)
Add back: Net loss attributable to Operating Partnership Units	(2,169)	(2,985)
Net loss attributable to common stockholders and unit holders	(3,189)	(4,525)
Net loss attributable to partially owned properties’ noncontrolling interests	(234)	(753)
Real estate depreciation and amortization	3,970	3,918
Non-real estate depreciation and amortization	41	61
Non-cash interest expense	251	507
Unrealized loss on derivatives	715	1,133
Provision for credit losses	95	6
Property management and asset management fees	1,132	1,091
Management fees to related party	2,071	1,922
Acquisition and other transaction costs	4	1,455
Corporate operating expenses	2,865	1,973
Interest income	(1,195)	(123)
Preferred dividends	253	—
Other income, net	(240)	(44)
Preferred returns on unconsolidated real estate joint ventures	(2,741)	(2,796)
Interest income from loan investments	(418)	—
Gain on sale and impairment of real estate investments, net	(173)	—
Total property income	3,207	3,825
Add back: Interest expense	2,546	1,756
Net operating income	$5,753	$5,581

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, both short- and long-term. Our primary short-term liquidity requirements historically have related to (i) our operating expenses and other general business needs, (ii) investment in real estate, (iii) distributions to stockholders, (iv) committed investments and capital requirements to fund development and renovations at existing properties, (v) ongoing commitments to repay borrowings, including our revolving credit facilities and our maturing debt, and (vi) Class A common stock repurchases under our stock repurchase plan.

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our short-term liquidity needs could be affected by various risks and uncertainties, including the risks detailed in Part I, Item 1A titled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 12, 2024. While consolidated occupancy remains strong at 94.8% as of March 31, 2024, in future periods we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants.

In general, we believe our available cash balances, cash flows from operations, proceeds from the offering of our Series A Preferred Stock, proceeds from our revolving credit facilities, proceeds from future mortgage debt financings for acquisitions and/or development projects, and other financing arrangements will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. In general, we expect that our results related to our existing portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of single-family residential properties and build-to-rent development properties.

We believe we will be able to meet our primary liquidity requirements going forward through, among other sources:

●	$92.3 million in cash available at March 31, 2024;
●	capacity of $65 million, of which approximately $15 million was available at March 31, 2024, on our revolving credit facilities;
●	proceeds from future mortgage debt financings for acquisition and/or development projects;
●	cash generated from operating activities; and
●	proceeds from the offering of our Series A Preferred Stock and potential offerings of common and preferred stock, as well as issuances of units of limited partnership interest in our Operating Partnership (“OP Units”).

The following table summarizes our contractual obligations as of March 31, 2024 related to our mortgage notes secured by our properties and revolving credit facilities. At March 31, 2024, our estimated future required payments on these obligations were as follows (amounts in thousands):

		Less than
	Total	One year	2025-2026	2027-2028	Thereafter
Mortgages Payable (Principal)	$123,739	$1,315	$40,228	$25,004	$57,192
Revolving Credit Facilities	105,000	20,000	85,000	—	—
Estimated Interest Payments on Mortgages Payable and Revolving Credit Facilities	33,707	10,466	12,904	8,576	1,761
Total	$262,446	$31,781	$138,132	$33,580	$58,953

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

At March 31, 2024, the aggregate amount of our contractual commitments to fund future cash obligations in certain of our loan and consolidated real estate investments was $20.7 million.

As equity capital market conditions permit, we may supplement our capital for short-term liquidity needs with proceeds of potential offerings of our common and preferred stock, as well as the issuance of OP Units. Given the significant volatility in the trading price of REIT equities and our otherwise stable financial condition and liquidity position, we cannot provide assurances that these offerings are a likely source of capital to meet short-term liquidity needs.

On February 13, 2024, our board of directors (the “Board”) authorized a stock repurchase plan for the repurchase, from time to time, of up to an aggregate of $5 million of our outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”) and subject to Rule 10b-5 of the Exchange Act. The repurchase plan has a term of one year and may be discontinued at any time. The extent to which we repurchase shares of our Class A common stock under the repurchase plan, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. We expect to repurchase shares of our Class A common stock through open market transactions subject to market conditions, certain price limitations and other conditions established under the plan. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. As of March 31, 2024, we had not made any repurchases of our Class A common stock.

Our primary long-term liquidity requirements relate to (i) costs for additional single-family residential investments, including build-to-rent development properties, (ii) repayment of long-term debt and our revolving credit facilities, (iii) capital expenditures, (iv) cash redemption requirements related to our Series A Preferred Stock, and (v) Class A common stock repurchases under our stock repurchase plan.

We intend to finance our long-term liquidity requirements with net proceeds of additional issuances of common and preferred stock, including issuances in connection with the continuous registered offering of our Series A Preferred Stock, our revolving credit facilities, as well as future acquisition or project-based borrowings. Our success in meeting these requirements will therefore depend upon our ability to access capital. Further, our ability to access equity capital is dependent upon, among other things, general market conditions for REITs and the capital markets generally, market perceptions about us and our asset class, and current trading prices of our securities.

As we did in the three months ended March 31, 2024, we may also selectively sell consolidated operating assets at appropriate times, which would be expected to generate cash sources for both our short-term and long-term liquidity needs.

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We believe our revolving credit facilities will serve as our primary debt source that will continue to enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. In addition to restrictive covenants, our revolving credit facilities contain material financial covenants. At March 31, 2024, we were in compliance with all covenants under our credit facilities. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain a distribution on our Series A Preferred Stock in accordance with the terms which require monthly dividends. While our distributions through March 31, 2024 have been paid from cash flow from operations and in accordance with our policy, distributions in the future may be paid from cash flow from operations, proceeds from the offering of our Series A Preferred Stock, the sales of assets and additional sources, such as from borrowings.

We have notes receivable in conjunction with properties that are in various stages of development and in lease-up. To date, these investments have been structured as senior loans, and in the future, we may also provide mezzanine financing to these types of projects. The notes receivable provide a current stated return and require repayment based on a fixed maturity date. If the property does not repay the notes receivable upon maturity, our income, FFO, CFFO and cash flows could be reduced below the stated returns currently being recognized if the property does not produce sufficient cash flow to pay its operating expenses and debt service, or to refinance its debt obligations.

We also have preferred equity interests in properties that are in various stages of development, in lease-up and operating, and our preferred equity investments are structured to provide a current and/or accrued preferred return during all phases. Each joint venture in which we own a preferred equity interest is required to redeem our preferred equity interests, plus any accrued preferred return, based on a fixed maturity date, generally in relation to the property’s construction loan or mortgage loan maturity. Upon redemption of the preferred equity interests, our income, FFO, CFFO and cash flows could be reduced below the preferred returns currently being recognized. Alternatively, if the joint ventures do not redeem our preferred equity interest when required, our income, FFO, CFFO and cash flows could be reduced if the development project does not produce sufficient cash flow to pays its operating expenses, debt service and preferred return obligations. As we evaluate our capital position and capital allocation strategy, we may consider alternative means of financing our development loan and preferred equity investment activities at the subsidiary level.

Off-Balance Sheet Arrangements

As of March 31, 2024, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. At March 31, 2024, we own interests in six joint ventures that are accounted for as held to maturity debt securities.

Cash Flows from Operating Activities

As of March 31, 2024, we held twenty real estate investments, consisting of twelve consolidated investments and eight preferred equity and loan investments, with the twenty investments representing an aggregate of 4,366 residential units. During the three months ended March 31, 2024, net cash provided by operating activities was $1.1 million after net loss of $3.2 million was adjusted for the following:

●	non-cash items of $6.5 million; and
●	distributions of income and preferred returns from preferred equity investments in unconsolidated real estate joint ventures of $0.2 million; offset by:
●	an increase in accounts receivable, prepaids and other assets of $1.6 million;
●	a decrease in accounts payable and other accrued liabilities of $0.7 million; and
●	a decrease in due to affiliates of $0.1 million.

Cash Flows from Investing Activities

During the three months ended March 31, 2024, net cash used in investing activities was $19.3 million, due to the following:

●	$17.5 million used in acquiring consolidated real estate investments;
●	$9.6 million used in investments in notes receivable; and
●	$1.7 million used on capital expenditures; offset by:
●	$4.0 million of repayments of notes receivable;
●	$3.7 million of proceeds from sale of real estate investments; and
●	$1.8 million of proceeds from the redemption of unconsolidated real estate joint ventures.

Cash Flows from Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was $30.9 million, primarily due to the following:

●	$35.0 million of proceeds from revolving credit facilities;
●	net proceeds of $8.6 million from the issuance of shares of Series A Preferred Stock; and
●	$1.0 million of contributions from noncontrolling interests; offset by:
●	$8.5 million of distributions to noncontrolling interests;
●	$3.9 million of distributions to common stockholders;
●	$0.5 million of payments of deferred financing fees;
●	$0.4 million of repayments on our mortgages payable;
●	$0.2 million of distributions to preferred stockholders; and
●	$0.1 million of distributions paid to partially owned properties’ noncontrolling interests.

Capital Expenditures

The following table summarizes our total capital expenditures for the three months ended March 31, 2024 and 2023 (amounts in thousands):

	Three Months Ended
	March 31,
	2024	2023
Redevelopment/renovations	$769	$569
Routine capital expenditures	936	646
Normally recurring capital expenditures	121	99
Total capital expenditures	$1,826	$1,314

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

The table below presents our calculation of FFO and CFFO for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net loss attributable to common stockholders	$(1,020)	$(1,540)
Add back: Net loss attributable to Operating Partnership Units	(2,169)	(2,985)
Net loss attributable to common stockholders and unit holders	(3,189)	(4,525)

Real estate depreciation and amortization	3,970	3,918
Gain on sale and impairment of real estate investments, net	(173)	—
Adjustment for partially owned properties' noncontrolling interests	(321)	(520)
FFO attributable to common stockholders and unit holders	287	(1,127)

Acquisition and other transaction costs	4	1,455
Non-cash interest expense	251	507
Unrealized loss on derivatives	715	1,133
Provision for credit losses	95	6
Non-real estate depreciation and amortization	41	61
Other income, net	(240)	(44)
Non-cash equity compensation	2,052	3,005
Adjustment for partially owned properties' noncontrolling interests	(4)	(427)
CFFO attributable to common stockholders and unit holders	$3,201	$4,569

Per Share and Unit Information:
FFO attributable to common stockholders and unit holders - diluted	$0.02	$(0.10)
CFFO attributable to common stockholders and unit holders - diluted	$0.27	$0.40

Weighted average common shares and units outstanding - diluted	12,044,069	11,295,431

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

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Paid / Payable Date
Class A common stock Special Dividend
December 19, 2023	December 29, 2023	$1.00	January 5, 2024
Class C common stock Special Dividend
December 19, 2023	December 29, 2023	$1.00	January 5, 2024
Series A Preferred Stock (1)
October 13, 2023	December 22, 2023	$0.125000	January 5, 2024
January 15, 2024	January 25, 2024	0.125000	February 5, 2024
January 15, 2024	February 23, 2024	0.125000	March 5, 2024
January 15, 2024	March 25, 2024	0.125000	April 5, 2024
Series A Preferred Special Dividend (2)
November 7, 2023	Each day of December 1 - 31, 2023	$0.002469	January 5, 2024
January 15, 2024	Each day of January 1 - 31, 2024	0.000337	February 5, 2024
January 15, 2024	Each day of February 1 - 29, 2024	0.003458	March 5, 2024
January 15, 2024	Each day of March 1 - 31, 2024	0.004603	April 5, 2024
(1)	Holders of record of newly issued Series A Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series A Preferred Stock was outstanding.
(2)	Holders of record of Series A Preferred Stock shares as of the close of business on each day of the applicable month are entitled to additional contingent special daily dividends for each such day, to be aggregated and payable (if at all) on the payable date, in each case equal to the amount (if any) by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average 10-year Daily Treasury Par Yield Curve Rate for the period from the 26th of the prior month to the 25th of the applicable month (as reported by the United States Department of the Treasury), plus (II) two percent, divided by (b) twelve, divided further by (c) the actual number of days in the applicable month, exceeds (ii) the quotient of (a) $0.125 divided by (b) the actual number of days in the applicable month.

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that we will continue to declare dividends or at this rate. Holders of OP Units, LTIP Units and C-LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of our Class A common stock.

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

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of our Consolidated Financial Statements.

Subsequent Events

Other than the items disclosed in Note 15 “Subsequent Events” to our interim Consolidated Financial Statements for the period ended March 31, 2024, no material events have occurred that required recognition or disclosure in these financial statements. Refer to Note 15 of our interim Consolidated Financial Statements for discussion.

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

Our interest rate risk is monitored using a variety of techniques. The table below ($ in thousands) presents the principal payments and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. Fair value adjustments and unamortized deferred financing costs, net, of approximately $(3.5) million are excluded.

	2024	2025	2026	2027	2028	Thereafter	Total
Mortgage Notes Payable	$1,315	$2,228	$38,000	$1,415	$23,589	$57,192	$123,739
Weighted Average Interest Rate	4.17%	4.06%	4.12%	5.03%	4.88%	5.79%	5.05%

Revolving Credit Facilities	$20,000	$85,000	$—	$—	$—	$—	$105,000
Weighted Average Interest Rate	8.45%	8.13%	—	—	—	—	8.19%

The fair value of mortgages payable is estimated at $116.8 million at March 31, 2024.

The table above incorporates those exposures that exist at March 31, 2024; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

At March 31, 2024, we had interest rate caps and swaps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps and swaps effectively limit our exposure to interest rate risk by providing a ceiling on the underlying interest rate for $128.9 million of our debt.

Based on our debt outstanding and interest rates in effect at March 31, 2024, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would increase interest expense by approximately $50,000 or decrease interest expense by approximately $50,000, respectively, for the quarter ended March 31, 2024.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Other than the following, there have been no material changes to our potential risks and uncertainties as presented in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 12, 2024.

Your interests could be subordinated and/or diluted by the incurrence of additional debt, the issuance of additional shares of preferred stock, including additional shares of Series A Preferred Stock, and by other transactions.

As of March 31, 2024, our total indebtedness was approximately $228.7 million, which includes $105.0 million outstanding under our revolving credit facilities. We may incur significant additional debt in the future. The Series A Preferred Stock is subordinate to all our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. In addition, our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, of which 30,000,000 have been classified as shares of Series A Preferred Stock. As of March 31, 2024, we had issued and outstanding 832,303 shares of Series A Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Series A Preferred Stock or any other class or series of preferred stock would dilute the interests of the holders of shares of preferred stock of the applicable class or series, and any issuance of preferred stock senior to the Series A Preferred Stock or any other class or series of preferred stock, or any issuance of additional indebtedness, could affect our ability to pay dividends on, redeem or pay the liquidation preference on any or all of the foregoing class or series of preferred stock. We may issue preferred stock on parity with the Series A Preferred Stock without the consent of the holders of the Series A Preferred Stock. Other than the right of holders to cause us to redeem the Series A Preferred Stock upon a change of control, none of the provisions relating to the Series A Preferred Stock or any other class or series of preferred stock relate to or limit our indebtedness or afford the holders of shares thereof protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of such shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consent of Kroll, LLC, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 14, 2024.

99.2	Press release dated February 22, 2024, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 22, 2024.

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows; (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK HOMES TRUST, INC.

DATE: May 9, 2024	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE: May 9, 2024	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)