Form 10-Q
period 2024-06-30
Bluerock Homes Trust, Inc.
filed 2024-08-08
CIK 1903382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of August 2, 2024

Class A Common Stock: 3,946,162 shares

Class C Common Stock: 8,489 shares

BLUEROCK HOMES TRUST, INC.

FORM 10-Q

June 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	June 30,	December 31,
	2024	2023
ASSETS
Net Real Estate Investments
Land	$73,803	$70,637
Buildings and improvements	387,217	394,548
Furniture, fixtures and equipment	14,062	13,277
Total Gross Operating Real Estate Investments	475,082	478,462
Accumulated depreciation	(34,508)	(32,452)
Total Net Operating Real Estate Investments	440,574	446,010
Operating real estate held for sale, net	53,865	18,890
Total Net Real Estate Investments	494,439	464,900
Cash and cash equivalents	115,980	80,163
Restricted cash	7,579	6,221
Notes and accrued interest receivable, net	27,274	17,797
Accounts receivable, prepaids and other assets, net	28,916	19,688
Preferred equity investments in unconsolidated real estate joint ventures, net	81,158	82,851
In-place lease intangible assets, net	509	—
Non-real estate assets associated with operating real estate held for sale	323	—
TOTAL ASSETS	$756,178	$671,620

LIABILITIES AND EQUITY
Mortgages payable	$119,661	$96,670
Revolving credit facilities	105,000	70,000
Accounts payable	585	691
Other accrued liabilities	9,909	9,438
Due to affiliates	3,526	3,509
Distributions payable	265	12,440
Liabilities associated with operating real estate held for sale	824	—
Total Liabilities	239,770	192,748
6.0% Series A Redeemable Preferred Stock, liquidation preference $25.00 per share, 30,000,000 shares authorized; 2,196,795 and 436,675 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	48,329	8,273
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 220,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock - Class A, $0.01 par value, 562,500,000 shares authorized; 3,946,348 and 3,871,265 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	39	39
Common stock - Class C, $0.01 par value, 187,500,000 shares authorized; 8,489 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Additional paid-in-capital	120,198	122,369
Retained earnings	22,291	24,943
Total Stockholders’ Equity	142,528	147,351
Noncontrolling Interests
Operating partnership units	310,362	307,945
Partially owned properties	15,189	15,303
Total Noncontrolling Interests	325,551	323,248
Total Equity	468,079	470,599
TOTAL LIABILITIES AND EQUITY	$756,178	$671,620

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Rental and other property revenues	$11,936	$10,270	$22,694	$20,408
Interest income from loan investments	587	—	1,005	—
Total revenues	12,523	10,270	23,699	20,408

Expenses
Property operating	5,952	4,582	10,957	9,139
Property management and asset management fees	1,159	1,104	2,291	2,195
General and administrative	2,437	1,795	5,305	3,789
Management fees to related party	2,173	1,960	4,244	3,882
Acquisition and other transaction costs	—	325	4	1,780
Weather-related losses, net	—	(17)	—	(17)
Depreciation and amortization	4,821	4,034	8,829	7,992
Total expenses	16,542	13,783	31,630	28,760

Other (expense) income
Other (expense) income, net	(300)	—	(60)	44
Preferred returns on unconsolidated real estate joint ventures	2,846	2,894	5,587	5,690
Provision for credit losses, net	(71)	(20)	(166)	(26)
(Impairment) and gain on sale of real estate investments, net	(707)	661	(534)	661
Interest expense, net	(4,058)	(1,821)	(7,570)	(5,217)
Interest income	1,138	620	2,333	743
Total other (expense) income	(1,152)	2,334	(410)	1,895
Net loss	(5,171)	(1,179)	(8,341)	(6,457)
Preferred stock dividends	(562)	—	(815)	—
Preferred stock accretion	(181)	—	(181)	—
Net loss attributable to noncontrolling interests
Operating partnership units	(3,536)	(653)	(5,705)	(3,638)
Partially owned properties	(746)	(191)	(980)	(944)
Net loss attributable to noncontrolling interests	(4,282)	(844)	(6,685)	(4,582)
Net loss attributable to common stockholders	$(1,632)	$(335)	$(2,652)	$(1,875)

Net loss per common share – Basic	$(0.42)	$(0.09)	$(0.69)	$(0.49)

Net loss per common share – Diluted	$(0.42)	$(0.09)	$(0.69)	$(0.49)

Weighted average basic common shares outstanding	3,852,179	3,844,008	3,850,336	3,843,756
Weighted average diluted common shares outstanding	3,852,179	3,844,008	3,850,336	3,843,756

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE THREE MONTHS ENDED JUNE 30, 2024

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock		Additional
	Number		Number		Paid-in	Retained	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Earnings	Interests	Total Equity
Balance, April 1, 2024	3,871,265	$39	8,489	$—	$120,515	$23,923	$327,950	$472,427

Issuance of restricted Class A common stock and long-term incentive plan (“LTIP”) Units for equity incentive plan compensation, net of shares withheld for employee taxes	73,737	—	—	—	97	—	441	538
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	1,036	1,036
Series A Preferred Stock distributions declared	—	—	—	—	—	(562)	—	(562)
Series A Preferred Stock accretion	—	—	—	—	—	(181)	—	(181)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	(33)	(33)
Holder redemption of Series A Preferred Stock and conversion into Class A common stock	1,346	—	—	—	25	—	—	25
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(439)	—	439	—
Net loss	—	—	—	—	—	(889)	(4,282)	(5,171)
Balance, June 30, 2024	3,946,348	$39	8,489	$—	$120,198	$22,291	$325,551	$468,079

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE THREE MONTHS ENDED JUNE 30, 2023

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock		Additional
	Number		Number		Paid-in	Retained	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Earnings	Interests	Total Equity
Balance, April 1, 2023	3,835,013	$38	8,489	$—	$126,482	$31,785	$326,396	$484,701

Issuance of restricted Class A common stock and LTIP Units for equity incentive plan compensation	31,260	1	—	—	15	—	530	546
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	2,265	2,265
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	(97)	(97)
Conversion of Operating Partnership Units to Class A common stock	2,424	—	—	—	100	—	(100)	—
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(931)	—	931	—
Net loss	—	—	—	—	—	(335)	(844)	(1,179)
Balance, June 30, 2023	3,868,697	$39	8,489	$—	$125,666	$31,450	$329,081	$486,236

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2024

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock		Additional
	Number		Number		Paid-in	Retained	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Earnings	Interests	Total Equity
Balance, January 1, 2024	3,871,265	$39	8,489	$—	$122,369	$24,943	$323,248	$470,599

Issuance of restricted Class A common stock and LTIP Units for equity incentive plan compensation, net of shares withheld for employee taxes	73,737	—	—	—	144	—	1,412	1,556
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	4,369	4,369
Series A Preferred Stock distributions declared	—	—	—	—	—	(815)	—	(815)
Series A Preferred Stock accretion	—	—	—	—	—	(181)	—	(181)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	(86)	(86)
Contributions from noncontrolling interests	—	—	—	—	—	—	953	953
Holder redemption of Series A Preferred Stock and conversion into Class A common stock	1,346	—	—	—	25	—	—	25
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(2,340)	—	2,340	—
Net loss	—	—	—	—	—	(1,656)	(6,685)	(8,341)
Balance, June 30, 2024	3,946,348	$39	8,489	$—	$120,198	$22,291	$325,551	$468,079

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2023

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock		Additional
	Number		Number		Paid-in	Retained	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Earnings	Interests	Total Equity
Balance, January 1, 2023	3,835,013	$38	8,489	$—	$126,623	$33,325	$332,002	$491,988

Issuance of restricted Class A common stock and LTIP Units for equity incentive plan compensation	31,260	1	—	—	15	—	1,268	1,284
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	4,416	4,416
Acquisition of noncontrolling interests	—	—	—	—	1,515	—	(6,564)	(5,049)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	(196)	(196)
Conversion of Operating Partnership Units to Class A common stock	2,424	—	—	—	100	—	(100)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	250	250
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(2,587)	—	2,587	—
Net loss	—	—	—	—	—	(1,875)	(4,582)	(6,457)
Balance, June 30, 2023	3,868,697	$39	8,489	$—	$125,666	$31,450	$329,081	$486,236

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(8,341)	$(6,457)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,515	9,267
Amortization of fair value adjustments	(21)	(160)
Preferred returns on unconsolidated real estate joint ventures	(5,587)	(5,690)
Impairment and (gain) on sale of real estate investments, net	534	(661)
Fair value adjustment of interest rate caps and swaps	1,555	638
Provision for credit losses, net	166	26
Distributions of income and preferred returns from preferred equity investments in unconsolidated real estate joint ventures	434	969
Share-based compensation attributable to equity incentive plan	1,556	1,283
Share-based compensation to Manager – C-LTIP Units	4,369	4,416
Changes in operating assets and liabilities:
Due to affiliates, net	18	209
Accounts receivable, prepaids and other assets	(2,496)	(1,063)
Notes and accrued interest receivable	(370)	—
Accounts payable and other accrued liabilities	1,038	(671)
Net cash provided by operating activities	2,370	2,106

Cash flows from investing activities:
Acquisitions of real estate investments	(17,454)	(4,330)
Capital expenditures	(3,654)	(5,188)
Purchase of interest rate cap	(2,688)	—
Investment in notes receivable	(16,294)	—
Repayments on notes receivable	7,125	—
Proceeds from sale of real estate investments	6,180	2,703
Proceeds from redemption of unconsolidated real estate joint ventures	3,500	6,794
Investment in unconsolidated real estate joint venture interests	(1,911)	(6,700)
Net cash used in investing activities	(25,196)	(6,721)

Cash flows from financing activities:
Distributions to common stockholders	(3,879)	—
Distributions to noncontrolling interests	(8,509)	—
Distributions to partially owned properties’ noncontrolling interests	(86)	(196)
Distributions to preferred stockholders	(602)	—
Contributions from noncontrolling interests	953	250
Purchase of interests from noncontrolling interests	—	(5,049)
Repayments on mortgages payable	(1,105)	(745)
Proceeds from revolving credit facilities	35,000	21,000
Repayments on revolving credit facilities	—	(6,000)
Payments of deferred financing fees	(554)	(1,092)
Net proceeds from issuance of 6.0% Series A Redeemable Preferred Stock	38,783	—
Net cash provided by financing activities	60,001	8,168

Net increase in cash, cash equivalents and restricted cash	$37,175	$3,553
Cash, cash equivalents and restricted cash, beginning of year	86,384	82,562
Cash, cash equivalents and restricted cash, end of period	$123,559	$86,115

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$115,980	$79,872
Restricted cash	7,579	6,243
Total cash, cash equivalents and restricted cash, end of period	$123,559	$86,115

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$5,110	$3,315

Supplemental disclosure of non-cash investing and financing activities
Distributions payable – declared and unpaid	$265	$—
Mortgage assumed upon property acquisition	$24,333	$—
Capital expenditures held in accounts payable and other accrued liabilities	$388	$498

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

As of June 30, 2024, the Company held twenty-one real estate investments, consisting of twelve consolidated investments and nine preferred equity and loan investments. The twenty-one investments represent an aggregate of 4,362 residential units, comprised of 2,732 consolidated units, of which 170 units are under development, and 1,630 units through preferred equity and loan investments. As of June 30, 2024, the Company’s consolidated operating investments were approximately 92.2% occupied; excluding units classified as held for sale and down/renovation units, the Company’s consolidated operating investments were approximately 95.4% occupied.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company conducts its operations through Bluerock Residential Holdings, L.P., its operating partnership (the “Operating Partnership”), of which it is the sole general partner. The consolidated financial statements include the Company’s accounts and those of the Operating Partnership and its subsidiaries. As of June 30, 2024, limited partners other than the Company owned approximately 69.19% of the common units of the Operating Partnership (57.38% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 11.81% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 3.76% which are not vested as of June 30, 2024).

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

For investments that do not meet the criteria of a security under ASC 320 Investments – Debt Securities, the Company has concluded that the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate. The Company recognizes interest income on its notes receivable on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected. Costs incurred to originate its notes receivable are deferred and amortized using the effective interest method over the term of the related note receivable. The Company evaluates the collectability of each loan investment and estimates a provision for credit loss, as applicable. Refer to the CECL section of this Note for further information regarding CECL and the Company’s provision for credit losses.

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

Summary of Significant Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2024 for discussion of the Company’s significant accounting policies. During the six months ended June 30, 2024, there were no material changes to these policies.

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

New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update No. 2023-07 “Improvements to Reportable Segment Disclosures (Topic 280)” (“ASU 2023-07”). The amendments in ASU 2023-07 require additional disclosures regarding reportable segments, including a segment’s significant expenses on both an annual and interim basis. The amendments in ASU 2023-07 will be effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements unless it is impracticable to do so. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

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

During the second quarter 2024, the Company closed on the following sales: one unit in the ILE portfolio, one unit in the Indy-Springfield portfolio, three units in the Peak JV 2 portfolio, and eight units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sales agreements. The thirteen units were sold for an aggregate of approximately $2.6 million, subject to certain prorations and adjustments typical in such real estate transactions, and generated net proceeds of approximately $2.5 million and a gain on sales of approximately $0.4 million.

Held for Sale

At June 30, 2024, the Company classified an aggregate of 391 units as held for sale in its consolidated balance sheets, and for the three and six months ended June 30, 2024, the Company recorded an impairment of $1.1 million and $1.2 million, respectively, related to held for sale units which is included in impairment and gain on sale of real estate investments, net in the consolidated statements of operations. The 391 units classified as held for sale are included in the following portfolios: 44 units of Indy-Springfield, 48 units of Peak JV 2, all 123 units of Peak JV 3, and all 176 units of Navigator Villas. These units were identified based on submarket analysis and individual unit-level operational review. Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on the Company’s consolidated balance sheets.

Note 5 - Investments in Real Estate

As of June 30, 2024, the Company held twenty-one real estate investments, consisting of twelve consolidated operating investments and nine held through preferred equity and loan investments. The following tables provide summary information regarding the Company’s consolidated operating investments and preferred equity and loan investments.

Consolidated Investments

		Number of	Ownership
Operating Investment Name	Market / Location	Units (1)	Interest
Ballast	AZ / CO / WA	84	95%
Golden Pacific	IN / KS / MO	169	97%
ILE	TX / SE US	481	95%
Indy-Springfield	IN / MO	332	100%
Navigator Villas	Pasco, WA	176	90%
Peak JV 2	Various / TX	589	80%
Peak JV 3	Dallas-Fort Worth, TX	123	56%
Savannah-84	Savannah, GA	84	100%
Villas at Huffmeister	Houston, TX	294	95%
Wayford at Concord	Concord, NC	150	83%
Yauger Park Villas	Olympia, WA	80	95%
Total Operating Units		2,562

Development Investment Name
Abode Wendell Falls (2)	Wendell, NC	170	100%
Total Development Units		170
Total Units		2,732
(1)	Total operating units includes an aggregate of 391 units classified as held for sale, and such units are included in the following portfolios: 44 units of Indy-Springfield, 48 units of Peak JV 2, all 123 units of Peak JV 3, and all 176 units of Navigator Villas.
(2)	Abode Wendell Falls is a build for rent development project expected to commence construction in the third quarter 2024. The total estimated project cost is $56.9 million, of which $6.8 million had been incurred as of June 30, 2024.

Depreciation expense was $4.3 million and $4.0 million, and $8.3 million and $8.0 million, for the three and six months ended June 30, 2024 and 2023, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. Amortization expense related to the in-place leases was $0.5 million for both the three and six months ended June 30, 2024. There was no amortization expense related to in-place leases during 2023.

Preferred Equity and Loan Investments

		Actual /
		Planned
		Number of
Lease-up Investment Name	Location / Market	Units
The Woods at Forest Hill (1)	Forest Hill, TX	41
Willow Park	Willow Park, TX	58
The Cottages at Myrtle Beach	Myrtle Beach, SC	294
The Cottages of Port St. Lucie	Port St. Lucie, FL	286
Chandler	Chandler, AZ	208
Wayford at Innovation Park	Charlotte, NC	210
Wayford at Pringle (2)	Charlotte, NC	102
Total Lease-up Units		1,199

Development Investment Name
Indigo Cove	Bluffton, SC	82
Total Development Units		82

Operating Investment Name		Number of Units
Peak Housing (3)	IN / MO / TX	349
Total Operating Units		349
Total Units		1,630
(1)	The Woods at Forest Hill unit count decreased from 76 units at December 31, 2023 to 41 units at June 30, 2024 resulting from the sales of 35 units during the six months ended June 30, 2024. Proceeds from the sales of these units were used to paydown the Company’s loan investment in The Woods at Forest Hill. Refer to Note 6 for further information.
(2)	Wayford at Pringle is a loan investment for which the Company disburses loan proceeds to the borrower for unit acquisitions upon construction completion. Of the total 102-build for rent units that are to be acquired, construction of 59 units was completed during the six months ended June 30, 2024 for which the Company provided the borrower with loan proceeds for their acquisition. The Company estimates that all units will be completed and acquired, and its loan commitment fully funded, by the end of 2024. Refer to Note 6 for further information.
(3)	Peak Housing is a stabilized operating portfolio and the number of units shown represents those collateralizing the Company’s preferred equity investment in the Peak REIT OP as of June 30, 2024 (refer to Note 7 for further information). Unit count excludes units presented in the consolidated investments table above.

Note 6 – Notes and Interest Receivable

Following is a summary of the notes and accrued interest receivable due from loan investments at June 30, 2024 and December 31, 2023 (amounts in thousands):

Investment Name	June 30, 2024	December 31, 2023
Notes Receivable
The Woods at Forest Hill	$1,159	$8,284
Wayford at Pringle	16,294	—
Willow Park	9,400	9,400
Total notes receivable	$26,853	$17,684

Accrued Interest Receivable
The Woods at Forest Hill	$5	$94
Wayford at Pringle	461	—
Willow Park	33	35
Total accrued interest receivable	$499	$129
Total notes and accrued interest receivable	$27,352	$17,813
Allowance for credit losses	(78)	(16)
Total, net	$27,274	$17,797

Allowance for Credit Losses

The provision for credit losses of the Company’s loan investments at June 30, 2024 and December 31, 2023 are summarized in the table below (amounts in thousands):

	June 30,	December 31,
	2024	2023
Beginning balances, net as of January 1, 2024 and 2023, respectively	$16	$—
Provision for credit losses on pool of assets, net (1)	62	16
Allowance for credit losses, net, end of period	$78	$16
(1)	Under CECL, a provision for, or recovery of, credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The provision for credit losses during the six months ended June 30, 2024 was attributable to the addition of one investment to the pool of assets and an increase in the trailing twelve-month historical default rate.

The following table is a summary of the interest income from loan investments for the three and six months ended June 30, 2024 (amounts in thousands). The Company did not record any interest income from loan investments during the three and six months ended June 30, 2023 as it held no loan investments during this period.

	Three Months Ended	Six Months Ended
Investment Name	June 30, 2024	June 30, 2024
The Woods at Forest Hill	$61	$247
Wayford at Pringle	406	517
Willow Park	120	241
Total	$587	$1,005

Peak Housing Financing

Prior to 2024, the Company provided a mezzanine loan to the portfolio owner in Peak JV 3, which is owned through a joint venture between the Company and the operating partnership of Peak Housing REIT (the “Peak REIT OP”). The entity through which the Company provided the loan (the lender-entity) and the entity to which the loan was provided (the property owner) consolidate into the Company’s financial statements. As such, the loan receivable balance and the loan payable balance, and the loan interest income and loan interest expense attributable to the Company, are eliminated through consolidation on the consolidated balance sheets and statements of operations, respectively. The Company (as lender entity) recognizes Peak REIT OP’s portion of interest expense on the loan as income and this amount is reflected in net income (loss) attributable to common stockholders in the Company’s consolidated statements of operations. The mezzanine loan was to mature on June 30, 2024; however, on May 22, 2024, the property owner delivered written notice to the Company of its intention to exercise the loan’s final six-month extension option, extending the maturity date to December 30, 2024. The loan can be prepaid without penalty. At December 31, 2023, the outstanding balance of the loan provided by the Company was $15.9 million. During the six months ended June 30, 2024, proceeds from the sales of 27 units in the Peak JV 3 portfolio (refer to Note 4 for further information) have been used to reduce the outstanding balance of the loan to $12.5 million at June 30, 2024.

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

Note A and Note B both have an initial maturity of January 12, 2026 and contain four (4) six-month extension options subject to certain conditions. Note A bears interest on the amount drawn at the one-month Secured Overnight Financing Rate (“SOFR”) plus 4.50% through initial maturity, and if extended, such rate becomes subject to a 5.31% rate floor. Note A has regular monthly payments that are interest-only during the term of the loan, and no prepayment of Note A, in part or in whole, can be made prior to prepayment of Note B subject to certain conditions. On Note B, interest shall accrue on the amount drawn at a rate of 15.00% per annum, compounded monthly, with outstanding principal and accrued interest amounts due upon maturity. Note B can be prepaid in part or in whole subject to minimum interest. As of June 30, 2024, construction was completed on 59 of the total 102 units, and the Company had funded $8.5 million of Note A and fully funded the $7.8 million of Note B. There were no unrealized gains or losses associated with Note B as of June 30, 2024 as the Company determined that the $7.8 million face value of Note B represents its fair value at such measurement date.

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

During the six months ended June 30, 2024, the Company received paydowns on the Woods Loan in the aggregate amount of $7.3 million, which included principal investment of $7.1 million and accrued interest of $0.2 million. The paydowns on the Woods Loan were a result of the sales by the borrower of 35 of the 76 units that collateralized the Company’s loan and preferred equity investments. At June 30, 2024, the Company’s outstanding principal investment in the Woods Loan was $1.2 million, with a remaining 41 units as collateral underlying the Company’s loan and preferred equity investments.

Note 7 – Preferred Equity Investments in Unconsolidated Real Estate Joint Ventures

The carrying amount of the Company’s preferred equity investments in unconsolidated real estate joint ventures at June 30, 2024 and December 31, 2023 is summarized in the table below (amounts in thousands):

	June 30,	December 31,
Investment Name	2024	2023
Chandler	$15,000	$15,000
Indigo Cove	1,911	—
Peak Housing	7,163	10,663
The Cottages at Myrtle Beach	17,913	17,913
The Cottages of Port St. Lucie	18,785	18,785
The Woods at Forest Hill	7,270	7,270
Wayford at Innovation Park	13,400	13,400
Total	$81,442	$83,031
Allowance for credit losses	(284)	(180)
Total, net	$81,158	$82,851

Allowance for Credit Losses

The provision for credit losses of the Company’s preferred equity investments at June 30, 2024 and December 31, 2023 are summarized in the table below (amounts in thousands):

	June 30,	December 31,
	2024	2023
Beginning balances, net as of January 1, 2024 and 2023, respectively	$180	$22
Provision for credit losses on pool of assets, net (1)	104	158
Allowance for credit losses, net, end of period	$284	$180
(1)	Under CECL, a provision for, or recovery of, credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The provision for credit losses during the six months ended June 30, 2024 was primarily attributable to an increase in the trailing twelve-month historical default rate.

At June 30, 2024, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding preferred equity investments in seven joint ventures which are classified as held to maturity debt securities as the Company has the intention and ability to hold the investments to maturity. The Company earns a fixed return on these investments, which is included within preferred returns on unconsolidated real estate joint ventures in its consolidated statements of operations. Each joint venture’s purpose is to develop or operate a portfolio of residential units.

The preferred returns on the Company’s unconsolidated real estate joint ventures for the three and six months ended June 30, 2024 and 2023 are summarized below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Investment Name	2024	2023	2024	2023
Chandler	$512	$—	$1,024	$—
Indigo Cove	2	—	2	—
Peak Housing	189	341	429	784
The Cottages at Myrtle Beach	657	657	1,313	1,306
The Cottages at Warner Robins (1)	—	486	—	966
The Cottages of Port St. Lucie	689	689	1,378	1,370
The Woods at Forest Hill	374	153	595	263
Wayford at Innovation Park	423	422	846	763
Willow Park (1)	—	146	—	238
Total preferred returns on unconsolidated joint ventures (2)	$2,846	$2,894	$5,587	$5,690
(1)	The Company’s preferred equity investments in The Cottages at Warner Robins and Willow Park were redeemed in December 2023 and October 2023, respectively.
(2)	Total includes both current and accrued preferred return amounts. The accrued portion of the total preferred returns was $2.7 million and $2.6 million, and $5.2 million and $4.9 million, for the three and six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company had $18.9 million and $13.7 million, respectively, of total accrued preferred returns, which is recorded in accounts receivable, prepaids and other assets, net in its consolidated balance sheets.

Indigo Cove Interests

On June 27, 2024, the Company entered into a joint venture agreement with an unaffiliated third party (the “Indigo JV”) to develop approximately 82 build-for-rent, single-family residential units in Bluffton, South Carolina. The Company made a commitment to invest $5.3 million for preferred equity interests in the Indigo JV, of which $1.9 million had been funded as of June 30, 2024. The Company earns an accrued return on its outstanding capital contributions at a rate of 17.0% per annum compounded monthly, subject to a minimum return, with preferred return payments commencing in December 2025 contingent upon the property generating cash flows in excess of operating costs. The Indigo JV is required to redeem the Company’s preferred equity interests plus any accrued preferred return on the date the construction loan (addressed below) is repaid or refinanced, or earlier upon the occurrence of certain events.

In conjunction with the Indigo Cove development, the Indigo Cove property owner, which is owned by an entity in which the Company has an equity interest, entered into a $22.0 million construction loan, of which $0.4 million is outstanding as of June 30, 2024. The loan bears interest on the amount drawn based on one-month Term SOFR plus 5.55%, subject to a 9.87% rate floor, with interest-only monthly payments during the term of the loan. The loan matures on June 18, 2026 and is secured by the fee simple interest in the Indigo Cove development. The loan contains two (2) six-month extension options, subject to certain conditions, and can be prepaid without penalty.

Peak Housing Interests

Prior to 2024, the Company made a preferred equity investment in the Peak REIT OP in the aggregate amount of $20.3 million which was collateralized by 648 single-family residential units (“Peak Housing”). Peak REIT OP may sell the units collateralizing the Company’s preferred equity investment, though Peak REIT OP is required to distribute any net sale proceeds to the Company, after consideration for partnership operating expenses and reserve requirements, until the Company’s full preferred equity investment has been repaid in full, subject to certain rate of return requirements and including any accrued but unpaid preferred returns. During 2023, the Company’s preferred equity investment was partially redeemed resulting from the sales by Peak REIT OP of 196 of the 648 units that collateralized the Company’s investment. At December 31, 2023, the Company’s outstanding preferred equity principal investment in Peak REIT OP was $10.6 million, with a remaining 452 units as collateral underlying the Company’s investment.

During the six months ended June 30, 2024, the Company’s preferred equity investment in the Peak REIT OP was partially redeemed in the aggregate amount of $3.9 million, which included principal investment of $3.5 million and accrued preferred return of $0.4 million. The Company’s partial redemption of its preferred equity investment was a result of the sales by Peak REIT OP of 103 of the 452 units that collateralized the Company’s investment. At June 30, 2024, the Company’s outstanding preferred equity investment in the Peak REIT OP was $7.1 million, with a remaining 349 units as collateral underlying the Company’s investment.

Note 8— Revolving Credit Facilities

The outstanding balances on the revolving credit facilities at June 30, 2024 and December 31, 2023 are as follows (amounts in thousands):

Revolving Credit Facilities	June 30, 2024	December 31, 2023
Amended DB Credit Facility	$85,000	$50,000
Amended ILE Sunflower Credit Facility	20,000	20,000
Total	$105,000	$70,000

Amended Deutsche Bank Credit Facility (“Amended DB Credit Facility”)

On December 29, 2023, certain of the Company’s subsidiaries entered into an amended and restated credit facility (the “Amended DB Credit Facility”) with Deutsche Bank Securities Inc. (“Deutsche Bank”), as sole lead arranger, Deutsche Bank AG, New York Branch, as administrative agent, the financial institutions party thereto as lenders and Computershare Trust Company, N.A., as paying agent and calculation agent, and the Company as a guarantor. The Amended DB Credit Facility provides for a revolving loan with a maximum commitment amount of $150 million. Borrowings under the Amended DB Credit Facility are limited to financings related to the acquisition, renovation, rehabilitation, maintenance and leasing of single-family residential units in the Indy-Springfield, Peak JV 2 and Savannah-84 portfolios. Borrowings under the Amended DB Credit Facility bear interest on the amount drawn at Term SOFR plus 2.80%, and borrowings can be prepaid without premium or penalty. The interest rate on outstanding borrowings was 8.13% at June 30, 2024. The Amended DB Credit Facility matures on April 6, 2025 and contains a one-year extension option, subject to certain conditions. The Amended DB Credit Facility contains certain financial and operating covenants, including maximum leverage ratio, minimum debt yield and minimum debt service coverage ratios. At June 30, 2024, the Amended DB Credit Facility was drawn at $85 million and the Company was in compliance with all covenants under the Amended DB Credit Facility. The availability of borrowings under the Amended DB Credit Facility at June 30, 2024 was approximately $15 million and is based on the collateral and compliance with various ratios related to those assets.

Amended ILE Sunflower Credit Facility

On June 27, 2023, the Company, along with its unaffiliated joint venture partner, ILE, entered into an amended and restated credit facility with Sunflower Bank, N.A. (the “Amended ILE Sunflower Credit Facility”). The Amended ILE Sunflower Credit Facility transitioned the interest rate on borrowings from LIBOR to a SOFR-based rate. There were no other material changes in terms from the previous credit facility. The Amended ILE Sunflower Credit Facility provides for a revolving loan with an initial commitment amount of $20 million, which commitment contains an accordion feature to a maximum total commitment of up to $50 million. The Amended ILE Sunflower Credit Facility, along with three other separate non-revolving credit facilities (refer to Note 9 for further information), is used in the financing of acquisitions of single-family residential units. Borrowings under the Amended ILE Sunflower Credit Facility bear interest at Term SOFR plus 3.11%, subject to a rate floor, and can be prepaid without penalty or premium. The interest rate on outstanding borrowings was 8.46% at June 30, 2024. The Amended ILE Sunflower Credit Facility matures on December 27, 2024 and contains certain financial and operating covenants, including a minimum fixed charge coverage ratio. The Company expects to refinance the loan by year end and is currently in term sheet negotiations with lenders. At June 30, 2024, the Company was in compliance with all covenants under the Amended ILE Sunflower Credit Facility and the initial commitment was fully drawn at $20 million. A principal of ILE has guaranteed the obligations under the Amended ILE Sunflower Credit Facility and the joint venture has pledged certain assets as collateral.

Note 9 – Mortgages Payable

The following table summarizes certain information as of June 30, 2024 and December 31, 2023 with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of June 30, 2024
	June 30,	December 31,		Interest-only
Property	2024	2023	Interest Rate	through date	Maturity Date

Fixed Rate:
ILE (1)	$28,898	$29,680	4.05%	(2)	(1)
Navigator Villas (3)	19,529	19,702	4.57%	(2)	June 1,2028
Villas at Huffmeister	27,440	—	3.56%	October 2024	October 1, 2029
Yauger Park Villas (4)	14,199	14,350	4.86%	(2)	April 1, 2026
Total Fixed Rate	$90,066	$63,732

Floating Rate:
Wayford at Concord (5)	$32,973	$32,973	4.73%	May 2027	May 1, 2029
Total Floating Rate	$32,973	$32,973
Total	$123,039	$96,705
Fair value adjustments	(2,212)	916
Deferred financing costs, net	(1,166)	(951)
Total mortgages payable	$119,661	$96,670
(1)	ILE’s fixed rate debt represents the aggregate debt outstanding across three separate credit agreements. Of the outstanding balance, one credit agreement (“CA1”) has a balance of $6.1 million at a fixed rate of 3.50%, the second credit agreement (“CA2”) has a balance of $18.3 million at a fixed rate of 3.75%, and the third credit agreement (“CA3”) has a balance of $4.5 million at a fixed rate of 6.00%. CA1 and CA2 both mature in 2026; CA3 matures in 2028.
(2)	The loan requires monthly payments of principal and interest.
(3)	The principal balance includes a $14.0 million senior loan at a fixed rate of 4.31% and a $5.5 million supplemental loan at a fixed rate of 5.23%.
(4)	The principal balance includes a $9.8 million senior loan at a fixed rate of 4.81% and a $4.4 million supplemental loan at a fixed rate of 4.96%.
(5)	The Wayford at Concord loan bears interest at the 30-day average SOFR plus 2.23%. In June 2024, the 30-day average SOFR in effect was 5.32%. SOFR rate is subject to a 2.50% rate cap through April 2025. Refer to Note 11 for further information.

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

Loss on Extinguishment of Debt and Debt Modification Costs

Upon repayment of or in conjunction with a material change (i.e., a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes-off any unamortized deferred financing costs and fair market value adjustments related to the original debt that was extinguished. Prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized would also be included within loss on extinguishment of debt and debt modification costs on the consolidated statements of operations. The Company had no loss on extinguishment of debt or debt modification costs for the three and six months ended June 30, 2024 and 2023.

Debt maturities

At June 30, 2024, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2024 (July 1–December 31)	$911
2025	2,228
2026	37,704
2027	1,415
2028	23,589
Thereafter	57,192
$123,039
Add: Unamortized fair value debt adjustment	(2,212)
Subtract: Deferred financing costs, net	(1,166)
Total mortgages payable	$119,661

The net book value of real estate assets providing collateral for these above borrowings, including the revolving credit facilities (refer to Note 8 for further information), was $399.6 million at June 30, 2024.

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

Fair Value of Financial Instruments

At June 30, 2024 and December 31, 2023, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due to affiliates, accounts payable, other accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities.

The carrying values and fair values of the Company’s financial instruments at June 30, 2024 and December 31, 2023 are summarized in the table below (amounts in thousands):

		June 30, 2024		December 31, 2023
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Note receivable (available for sale) (1)	Level 3	$7,800	$7,800	$—	$—

Liabilities
Mortgages payable (2)	Level 2	$120,827	$116,283	$97,621	$93,046

(1)	Represents Note B of the Pringle Loan which, due to conversion options, meets the criteria of a debt security and is considered as available for sale (refer to Note 6 for further information). The fair value of the note receivable is estimated by modeling the expected contractual cash flows required under the instrument and discounting such cash flows back to their present value using estimates of current market rates. As the estimated current market rates did not substantially differ from the discount rates originally applied, the carrying amount of the note receivable approximates its fair value. There were no purchases, sales, issuances, or settlements during the three and six months ended June 30, 2024 other than the $7.8 million initial funding of the note in the first quarter 2024.
(2)	The carrying values of the mortgages payable include $2,212 and $916 of unamortized fair value debt adjustments and exclude $1,166 and $951 of deferred financing costs at June 30, 2024 and December 31, 2023, respectively. The fair value of mortgages payable is estimated based on interest rates obtained from third party lenders for similar types of borrowing arrangements.

The Company’s operating units classified as held for sale for which it has recorded impairments, measured at fair value on a non-recurring basis, for the three and six months ended June 30, 2024 are summarized below (amounts in thousands). The Company had no operating units classified as held for sale during these same periods in 2023.

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Investment in operating units classified as held for sale (Level 3)
Pre-impairment amount	$6,072	$10,882
Total impairments	(1,093)	(1,197)
Fair value (1)	$4,979	$9,685
(1)	Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on the Company’s consolidated balance sheets. The estimated fair value is based on discussions with third party brokers, historical sales experience, and current market conditions.

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

The Company has not designated any of the interest rate derivatives as hedges. Although these derivative financial instruments were not designated or did not qualify for hedge accounting, the Company believes these derivative financial instruments mitigate increases in interest rates. The Company does not use derivative financial instruments for trading or speculative purposes.

At June 30, 2024, the Company had interest rate caps and swaps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying interest rate for $128.5 million of the Company’s debt. The following table summarizes the Company’s derivative financial instruments at June 30, 2024 ($ in thousands):

	Interest Rate Caps	Interest Rate Swaps
Notional balance	$145,473	$10,569
Number of instruments	2	2
Earliest maturity date	May 2025	March 2026
Latest maturity date	May 2025	August 2028

The table below presents the classification and fair value of the Company’s derivative financial instruments on the consolidated balance sheets at June 30, 2024 and December 31, 2023 (amounts in thousands):

Derivatives not designated as hedging		Fair Values of Derivative Instruments
instruments under ASC 815-20	Balance Sheet Location	June 30, 2024	December 31, 2023
Interest rate caps	Accounts receivable, prepaids and other assets	$3,017	$1,934
Interest rate swaps	Accounts receivable, prepaids and other assets	533	483

The table below presents the classification and effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

		The Effect of Derivative Instruments on the
		Statements of Operations
Derivatives not designated as hedging	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
instruments under ASC 815-20	Recognized in Income	2024	2023	2024	2023
Interest rate caps	Interest expense, net	$(800)	$287	$(1,606)	$(685)
Interest rate swaps	Interest expense, net	(40)	208	51	47

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

The Company pays the Manager a base management fee (the “base management fee”) in an amount equal to 1.50% of the Company’s New Stockholders’ Equity (as defined in the Management Agreement) per year, as well as an incentive fee (the “incentive fee”) with respect to each calendar quarter (or part thereof that the Management Agreement is in effect) in arrears. The Company is required to reimburse the Manager for certain expenses and pay all operating expenses (the “operating expense reimbursement”) with respect to each calendar quarter (or part thereof that the Management Agreement is in effect) in arrears, except those specifically required to be borne by the Manager under the Management Agreement. The Management Agreement provides that (i) the base management fee and the incentive fee shall be allocated and payable as one half (50%) in C-LTIP Units and the remainder payable in cash or C-LTIP Units, at the discretion of the Board, and (ii) the operating expense reimbursement shall be payable either in cash or C-LTIP Units, at the discretion of the Board. The number of C-LTIP Units payable and issued to the Manager for the base management fee, the incentive fee and expense reimbursements will be equal to the dollar amount (of the portion deemed payable in C-LTIP Units) of the fees earned or reimbursement amount divided by the average of the closing prices of the Class A common stock for the five business days prior to issuance.

For the three and six months ended June 30, 2024 and 2023, the Company recorded base management fees of $2.2 million and $2.0 million, and $4.2 million and $3.9 million, respectively. Commencing with the base management fee for the first quarter 2024, the Company paid, and expects to continue to pay, the base management fee to the Manager as one half (50)% in C-LTIP Units and the remainder in cash; prior to the first quarter 2024, the Company paid the base management fee to the Manager entirely through the issuance of C-LTIP Units. There have been no incentive fee expenses incurred during 2024 or the year ended December 31, 2023.

For the three and six months ended June 30, 2024 and 2023, the Company recorded operating expense reimbursements of $1.1 million and $0.4 million, and $2.3 million and $0.8 million, respectively. Commencing with the operating expense reimbursement for the first quarter 2024, the Company paid, and expects to continue to pay, the operating expense reimbursement to the Manager entirely in cash; prior to the first quarter 2024, the Company paid the operating expense reimbursement to the Manager entirely through the issuance of C-LTIP Units. The operating expense reimbursement for each of the first and second quarters of 2024 included an average reimbursement to the Manager of $0.8 million for accounting and legal services. Prior to the fourth quarter 2023, the Manager elected to not seek reimbursement for accounting and legal services during the Company’s first year of operations. In addition, for the three and six months ended June 30, 2024 and 2023, the Company recorded direct expense reimbursements of $0.07 million and $0.04 million, and $0.2 million and $0.1 million, respectively, which were paid to the Manager in cash. Both the operating and direct expense reimbursements were recorded as part of general and administrative expenses in the Company’s consolidated statements of operations.

The table below presents the related party amounts payable to the Manager pursuant to the terms of the Management Agreement, along with amounts payable to related parties other than the Manager, at June 30, 2024 and December 31, 2023 (amounts in thousands). The Company records these payables in due to affiliates in its consolidated balance sheets.

Amounts payable to the Manager under the Management Agreement	June 30, 2024	December 31, 2023
Base management fee	$2,173	$2,048
Operating and direct expense reimbursements	1,135	1,365
Offering expense reimbursements	50	96
Total amounts payable to the Manager	$3,358	$3,509

Total amounts payable to Related Parties other than the Manager	$168	$—
Total amounts payable to Related Parties	$3,526	$3,509

At June 30, 2024 and December 31, 2023, the Company had no receivables due from any related parties.

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Company’s Series A Preferred Stock (refer to Note 13 for further information), the Company engaged a related party as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company. For the six months ended June 30, 2024, the Company incurred $3.1 million in selling commissions and discounts and $1.3 million in dealer manager fees and discounts related to its offering of Series A Preferred Stock. In addition, the Manager was, or shall be, reimbursed for offering costs of $0.4 million in conjunction with the offering of Series A Preferred Stock during the six months ended June 30, 2024. The selling commissions, dealer manager fees, discounts and reimbursements for offering costs were recorded as a reduction to the proceeds of the offering.

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

The following table reconciles the components of basic and diluted net loss per common share for the three and six months ended June 30, 2024 and 2023 (amounts in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders	$(1,632)	$(335)	$(2,652)	$(1,875)

Weighted average common shares outstanding (1)	3,852,179	3,844,008	3,850,336	3,843,756
Potential dilutive shares (2)	—	—	—	—
Weighted average common shares outstanding and potential dilutive shares (1)	3,852,179	3,844,008	3,850,336	3,843,756

Net loss per common share, basic	$(0.42)	$(0.09)	$(0.69)	$(0.49)
Net loss per common share, diluted	$(0.42)	$(0.09)	$(0.69)	$(0.49)
(1)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.
(2)	For the three and six months ended June 30, 2024, potential vesting of restricted Class A common stock of 4,772 shares and zero shares, respectively, are excluded from the diluted shares calculation as the effect is antidilutive. For the three and six months ended June 30, 2023, potential vesting of restricted Class A common stock of 1,418 shares and 4,002 shares, respectively, are excluded from the diluted shares calculation as the effect is antidilutive.

The effect of the conversion of OP Units is not reflected in the computation of basic and diluted earnings per share as they are exchangeable for Class A common stock on a one-for-one basis. The income allocable to such OP Units is allocated on this same basis and reflected as noncontrolling interests in the accompanying consolidated financial statements. As such, the assumed conversion of these OP Units would have no net impact on the determination of diluted earnings per share.

Series A Redeemable Preferred Stock

During the six months ended June 30, 2024, the Company issued 1,761,120 shares of 6.0%Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) at $25.00 per share (the “Stated Value”) under its continuous registered offering with net proceeds of approximately $38.8 million after (i) commissions, dealer manager fees and sales discounts of approximately $4.4 million, and (ii) costs related to establishing the offering of Series A Preferred Stock of approximately $0.8 million. As of June 30, 2024, the Company had issued a total of 2,197,795 shares of Series A Preferred Stock with total net proceeds of approximately $47.1 million after commissions, dealer manager fees, sales discounts and offering costs. During the six months ended June 30, 2024, the Company, at the request of holders, redeemed 1,000 shares of Series A Preferred Stock through the issuance of 1,346 shares of Class A common stock.

Class A Common Stock Repurchase Plan

On February 13, 2024, the Board authorized a stock repurchase plan for the repurchase, from time to time, of up to an aggregate of $5 million of the Company’s outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”) and subject to Rule 10b-5 of the Exchange Act. The repurchase plan has a term of one year and may be discontinued at any time. The extent to which the Company repurchases shares of its Class A common stock under the repurchase plan, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. The Company expects to repurchase shares of its Class A common stock through open market transactions, subject to market conditions, certain price limitations and other conditions established under the plan. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. As of June 30, 2024, no repurchases of Class A common stock had been made by the Company.

Operating Partnership and Long-Term Incentive Plan Units

As of June 30, 2024, limited partners other than the Company owned approximately 69.19% of the common units of the Operating Partnership (7,365,735 OP Units, or 57.38%, is held by OP Unit holders, and 1,515,185 LTIP Units, or 11.81%, is held by LTIP Unit holders, including 3.76% which are not vested as of June 30, 2024). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash. LTIP Units and C-LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock or, at the Company’s election, cash.

On February 21, 2024, the Company granted to the Manager (i) 151,600 C-LTIP Units in payment of the full base management fee of $2.0 million, and (ii) 95,204 C-LTIP Units in payment of the full operating expense reimbursement of $1.3 million, incurred for the fourth quarter 2023. On May 14, 2024, the Company granted 60,080 C-LTIP Units to the Manager in payment of one half (50)% of the total base management fee of $2.1 million incurred for the first quarter 2024. All such C-LTIP Units were issued pursuant to the Management Agreement and were fully vested upon issuance.

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

Effective April 1, 2024, for tax efficiency purposes, the Manager forfeited 57,670 unvested LTIP Units granted to the Manager on May 25, 2023 in payment of the annual long-term incentive equity grant pursuant to the BHM Entities Plan. During the three and six months ended June 30, 2024, the Company reversed previously recognized compensation expense of approximately $0.3 million and $0.3 million, respectively. Such expense reversal was recorded as part of general and administrative expenses in the Company’s consolidated statements of operations.

On April 30, 2024 the Company granted 101,789 LTIP Units, including (by mutual agreement of the Manager and the Company, and at the direction of the Manager) the 57,670 unvested LTIP Units forfeited by the Manager, pursuant to the BHM Incentive Plans, directly to and among certain of the Manager’s executive management team and personnel who provide other services to the Manager as an annual long-term incentive equity grant for the year ended December 31, 2023. Such LTIP Units will vest ratably on an annual basis over a three-year period from the date of grant.

The Company recognizes compensation expense ratably over the vesting period for time-based LTIP Units based on the fair value at the date of grant. During the three and six months ended June 30, 2024 and 2023, the Company recognized compensation expense for such LTIP Units of approximately $0.7 million and $0.5 million, and $1.3 million and $1.0 million, respectively. Such expense was recorded as part of general and administrative expenses in the Company’s consolidated statements of operations. At June 30, 2024, there was $8.6 million of total unrecognized compensation expense related to unvested LTIP Units granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 3.1 years.

Restricted Stock Grants

In November 2023, the Company issued 31,260 shares of Class A common stock as restricted stock grants (“RSGs”), pursuant to the BHM Individuals Plans, directly to and among certain of the Manager’s executive management team and personnel who provide other services to the Manager (collectively, the “BREH Personnel”), as equity compensation for services provided to the Manager in such capacities. One-third of such RSGs vested on May 25, 2024, and the remainder will vest ratably on an annual basis over a two-year period from April 1, 2024.

On April 1, 2024 and on April 30, 2024, the Company issued 66,846 shares and 10,435 shares, respectively, of Class A common stock as RSGs, pursuant to the BHM Individual Plans, directly to and among certain of the BREH Personnel as an annual long-term incentive equity grant for the year ended December 31, 2023. Such RSGs will vest ratably on an annual basis over a three-year period from their date of grant.

During the three and six months ended June 30, 2024 and 2023, the Company recognized compensation expense for all such RSGs of approximately $0.2 million and $0.02 million, and $0.2 million and $0.02 million, respectively. Such expense was recorded as part of general and administrative expenses in the Company’s consolidated statements of operations. At June 30, 2024, there was $1.5 million of total unrecognized compensation expense related to the unvested RSGs granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 2.5 years.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Paid / Payable Date
Class A common stock Special Dividend
December 19, 2023	December 29, 2023	$1.00	January 5, 2024
Class C common stock Special Dividend
December 19, 2023	December 29, 2023	$1.00	January 5, 2024
Series A Preferred Stock (1)
October 13, 2023	December 22, 2023	$0.125	January 5, 2024
January 15, 2024	January 25, 2024	0.125	February 5, 2024
January 15, 2024	February 23, 2024	0.125	March 5, 2024
January 15, 2024	March 25, 2024	0.125	April 5, 2024
April 12, 2024	April 25, 2024	0.125	May 3, 2024
April 12, 2024	May 24, 2024	0.125	June 5, 2024
April 12, 2024	June 25, 2024	0.125	July 5, 2024
Series A Preferred Special Dividend (2)
November 7, 2023	Each day of December 1 - 31, 2023	$0.002469	January 5, 2024
January 15, 2024	Each day of January 1 - 31, 2024	0.000337	February 5, 2024
January 15, 2024	Each day of February 1 - 29, 2024	0.003458	March 5, 2024
January 15, 2024	Each day of March 1 - 31, 2024	0.004603	April 5, 2024
April 12, 2024	Each day of April 1 - 30, 2024	0.009953	May 3, 2024
Series A Preferred Enhanced Special Dividend (3)
May 3, 2024	May 24, 2024	$0.027507	June 5, 2024
May 3, 2024	June 25, 2024	0.027775	July 5, 2024
(1)	Holders of record of newly issued Series A Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series A Preferred Stock was outstanding.
(2)	Holders of record of Series A Preferred Stock shares as of the close of business on each day of the applicable month were entitled to additional contingent special daily dividends for each such day, to be aggregated and payable (if at all) on the payable date, in each case equal to the amount (if any) by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average 10-year Daily Treasury Par Yield Curve Rate for the period from the 26th of the prior month to the 25th of the applicable month (as reported by the United States Department of the Treasury), plus (II) two percent, divided by (b) twelve, divided further by (c) the actual number of days in the applicable month, exceeds (ii) the quotient of (a) $0.125 divided by (b) the actual number of days in the applicable month.
(3)	Holders of record of Series A Preferred Stock shares are entitled to an enhanced special dividend, which replaces the additional contingent special daily dividends, equal to the amount by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average of the one-month Term SOFR for each day commencing on the 26th of the prior month to the 25th of the applicable month, plus (II) two percent, divided by (b) twelve, exceeds (ii) the standard monthly dividend of $0.125 per share of Series A Preferred Stock. The enhanced special dividend will be aggregated with the standard monthly dividend so as to effect a dividend rate on the Series A Preferred Stock that is subject to a 6.5% minimum and 8.5% maximum annual rate.

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate. Holders of restricted stock, OP Units, LTIP Units and C-LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of the Company’s Class A common stock.

Distributions declared and paid for the six months ended June 30, 2024 were as follows (amounts in thousands):

	Distributions
2024	Declared	Paid
First Quarter
Class A common stock	$—	$3,871
Class C common stock	—	8
Series A Preferred Stock (1)	253	206
OP Units	—	7,366
LTIP / C-LTIP Units	—	1,143
Total first quarter	$253	$12,594
Second Quarter
Series A Preferred Stock (1)	$562	$396
Total second quarter	$562	$396
Total	$815	$12,990

(1)	Series A Preferred Stock amounts include the standard dividend at an annual rate of 6.0% of the Stated Value plus any special and enhanced special dividends.

Note 14 – Commitments and Contingencies

The aggregate amount of the Company’s contractual commitments to fund future cash obligations in certain of its loan, preferred equity and consolidated real estate investments was $17.4 million and $0.2 million at June 30, 2024 and December 31, 2023, respectively.

In connection with the Company moving its New York (Manhattan) headquarters, effective on May 31, 2024, the Company and an unaffiliated third-party landlord entered into a lease for separate corporate space (the “NY Premises Lease”) located at 919 Third Avenue, New York, New York (the “Future NY Premises”). The NY Premises Lease will commence on the date of the landlord’s consent thereto, upon which such time the Company will record a right-of-use asset and lease liability on its consolidated balance sheets. The Company expects the NY Premises Lease to commence in the fourth quarter 2024, with the Company occupying the Future NY Premises shortly thereafter.

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Note 15 – Subsequent Events

Declaration of Dividends

Declaration Date	Payable to stockholders of record as of	Amount	Paid / Payable Date
Series A Preferred Stock (1)
July 12, 2024	July 25, 2024	$0.125	August 5, 2024
July 12, 2024	August 23, 2024	0.125	September 5, 2024
July 12, 2024	September 25, 2024	0.125	October 4, 2024
Series A Preferred Enhanced Special Dividend
July 12, 2024	July 25, 2024	(2)	August 5, 2024
July 12, 2024	August 23, 2024	(2)	September 5, 2024
July 12, 2024	September 25, 2024	(2)	October 4, 2024
(1)	Holders of record of newly issued Series A Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series A Preferred Stock was outstanding.
(2)	Holders of record of Series A Preferred Stock shares are entitled to an enhanced special dividend equal to the amount by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average of the one-month Term SOFR for each day commencing on the 26th of the prior month to the 25th of the applicable month, plus (II) two percent, divided by (b) twelve, exceeds (ii) the standard monthly dividend of $0.125 per share of Series A Preferred Stock. The enhanced special dividend will be aggregated with the standard monthly dividend so as to effect a dividend rate on the Series A Preferred Stock that is subject to a 6.5% minimum and 8.5% maximum annual rate.

Distributions Paid

The following distributions were declared and/or paid to the Company’s stockholders subsequent to June 30, 2024 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distribution per Share	Total Distribution
Series A Preferred Stock (1)	April 12, 2024	June 25, 2024	July 5, 2024	$0.152775	$265
Series A Preferred Stock (1)	July 12, 2024	July 25, 2024	August 5, 2024	0.152862	365
Total					$630
(1)	Series A Preferred Stock distribution per share amounts include the standard dividend at an annual rate of 6.0% of the Stated Value and any enhanced special dividends.

Acquisition of Additional Interests in Navigator Villas

On July 30, 2024, the Company purchased the noncontrolling partner’s interest in Navigator Villas for $2.6 million, increasing the Company’s ownership in the joint venture entity from 90% to 100%.

Acquisition of Avenue Royale

On July 31, 2024, the Company acquired a 200-unit single-family residential community located in Jacksonville, Florida known as Avenue Royale. The Company has a full ownership interest in Avenue Royale, and the purchase price of $33.8 million was funded, in part, with a $23.7 million senior loan secured by Avenue Royale, along with cash of $12.9 million funded by the Company.

Sale of Navigator Villas

On August 7, 2024, the Company closed on the sale of Navigator Villas located in Pasco, Washington. The property was sold for $36.4 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of existing mortgage indebtedness encumbering the property in the amount of $19.5 million, the payment of early extinguishment of debt costs of $0.3 million, and closing costs and fees, the sale of Navigator Villas generated net proceeds of approximately $16.0 million.

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

As of June 30, 2024, we held twenty-one real estate investments, consisting of twelve consolidated investments and nine preferred equity and loan investments. The twenty-one investments represent an aggregate of 4,362 residential units, comprised of 2,732 consolidated units, of which 170 units are under development, and 1,630 units through preferred equity and loan investments. As of June 30, 2024, our consolidated operating investments were approximately 92.2% occupied; excluding units classified as held for sale and down/renovation units, our consolidated operating investments were approximately 95.4% occupied.

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

Other Significant Developments

Investment Activity Summary

Provided below is a summary of our investment activity during the six months ended June 30, 2024:

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

Indigo Cove Interests

On June 27, 2024, we entered into a joint venture agreement with an unaffiliated third party (the “Indigo JV”) to develop approximately 82 build-for-rent, single-family residential units in Bluffton, South Carolina. We made a commitment to invest $5.3 million for preferred equity interests in the Indigo JV, of which $1.9 million had been funded as of June 30, 2024. We earn an accrued return on our outstanding capital contributions at a rate of 17.0% per annum compounded monthly, subject to a minimum return, with preferred return payments commencing in December 2025 contingent upon the property generating cash flows in excess of operating costs.

Sale of Consolidated Operating Units

We closed on the following sales: one unit in the ILE portfolio, two units in the Indy-Springfield portfolio, seven units in the Peak JV 2 portfolio, and twenty-seven units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sales agreements. The thirty-seven units were sold for an aggregate of approximately $6.5 million, subject to certain prorations and adjustments typical in such real estate transactions, and generated net proceeds of approximately $6.2 million and a gain on sales of approximately $0.7 million.

Loan Investments

We (i) provided funding in the aggregate amount of $16.3 million for the Wayford at Pringle loan investment, with a remaining commitment of $13.8 million to be funded, and (ii) received paydowns on The Woods at Forest Hill loan investment in the aggregate amount of $7.3 million, which included principal investment of $7.1 million and accrued interest of $0.2 million, reducing the outstanding principal balance to $1.2 million at June 30, 2024.

Peak Housing Interests

Our preferred equity investment in the operating partnership of Peak Housing REIT (the “Peak REIT OP”) was partially redeemed in the aggregate amount of $3.9 million, which included principal investment of $3.5 million and accrued preferred return of $0.4 million. At June 30, 2024, our remaining preferred equity investment in the Peak REIT OP was $7.1 million, with a remaining 349 units as collateral underlying our investment.

Held for Sale

At June 30, 2024, we classified an aggregate of 391 units as held for sale in our consolidated balance sheets, and for the three and six months ended June 30, 2024, we recorded an impairment of $1.1 million and $1.2 million, respectively, related to held for sale units which is included in impairment and gain on sale of real estate investments, net in our consolidated statements of operations. The 391 units classified as held for sale are included in the following portfolios: 44 units of Indy-Springfield, 48 units of Peak JV 2, all 123 units of Peak JV 3, and all 176 units of Navigator Villas. These units were identified based on submarket analysis and individual unit-level operational review. Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on our consolidated balance sheets.

Series A Redeemable Preferred Stock

During the six months ended June 30, 2024, we issued 1,761,120 shares of 6.0% Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) at $25.00 per share (the “Stated Value”) under a continuous registered offering with net proceeds of approximately $38.8 million after (i) commissions, dealer manager fees and sales discounts of approximately $4.4 million, and (ii) costs related to establishing the offering of Series A Preferred Stock of approximately $0.8 million. As of June 30, 2024, we had issued a total of 2,197,795 shares of Series A Preferred Stock with total net proceeds of approximately $47.1 million after commissions, dealer manager fees, sales discounts and offering costs. During the six months ended June 30, 2024, we, at the request of holders, redeemed 1,000 shares of Series A Preferred Stock through the issuance of 1,346 shares of Class A common stock.

Stockholders’ Equity

Our total stockholders’ equity decreased $4.9 million from $147.4 million as of December 31, 2023 to $142.5 million as of June 30, 2024. The decrease in our total stockholders’ equity is primarily attributable to an adjustment of $2.3 million for noncontrolling interest ownership in the Operating Partnership, a net loss of $1.7 million, preferred dividends declared of $0.8 million, and preferred stock accretion of $0.2 million.

Results of Operations

The following is a summary of our consolidated real estate investments as of June 30, 2024:

							Occupancy –
							Excluding Held
		Number of	Average	Ownership	Average	Occupancy –	for Sale/Reno
Operating Investment Name	Market / Location	Units (1)	Year Built	Interest	Rent (2)	All Units (3)	Units (4)
Ballast	AZ / CO / WA	84	1998	95%	$2,095	97.6%	97.6%
Golden Pacific	IN / KS / MO	169	1977	97%	1,754	94.7%	94.7%
ILE	TX / SE US	481	1991	95%	1,860	94.6%	95.8%
Indy-Springfield	IN / MO	332	1999	100%	1,291	92.5%	96.5%
Navigator Villas	Pasco, WA	176	2013	90%	1,588	94.9%	—
Peak JV 2	Various / TX	589	1980	80%	1,306	87.4%	94.6%
Peak JV 3	Dallas-Fort Worth, TX	123	1960	56%	1,181	79.7%	—
Savannah-84	Savannah, GA	84	2022	100%	1,772	92.9%	92.9%
Villas at Huffmeister	Houston, TX	294	2007	95%	1,529	94.9%	94.9%
Wayford at Concord	Concord, NC	150	2019	83%	2,171	95.3%	96.0%
Yauger Park Villas	Olympia, WA	80	2010	95%	2,385	98.8%	98.8%
Total Operating Units / Average		2,562			$1,615	92.2%	95.4%

Development Investment Name
Abode Wendell Fall (5)	Wendell, NC	170	—	100%	—	—	—
Total Development Units		170
Total Units		2,732
(1)	Total operating units includes an aggregate of 391 units classified as held for sale, and such units are included in the following portfolios: 44 units of Indy-Springfield, 48 units of Peak JV 2, all 123 units of Peak JV 3, and all 176 units of Navigator Villas.
(2)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the three months ended June 30, 2024.
(3)	Percent occupied is calculated as (i) the number of units occupied as of June 30, 2024 divided by (ii) total number of units, expressed as a percentage.
(4)	Percent occupied is calculated as (i) the number of units occupied as of June 30, 2024 divided by (ii) total number of units, expressed as a percentage, and excludes 391 units classified as held for sale and an aggregate of 16 down/renovation units.
(5)	Abode Wendell Falls is a build for rent development project expected to commence construction in the third quarter 2024. The total estimated project cost is $56.9 million, of which $6.8 million had been incurred as of June 30, 2024.

The following is a summary of our consolidated operational results for the three and six months ended June 30, 2024 and 2023 ($ in thousands, except average rental rates):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Variance		2024	2023	Variance
Rental and other property revenues	$11,936	$10,270	16.2%		$22,694	$20,408	11.2%
Property operating expenses	$5,952	$4,582	29.9%		$10,957	$9,139	19.9%
Net operating income	$5,984	$5,688	5.2%		$11,737	$11,269	4.2%
Average occupancy percentage (1)	92.3%	92.0%	30	bps	92.4%	92.2%	20	bps
Average rental rate (2)	$1,615	$1,557	3.7%		$1,608	$1,549	3.8%
(1)	Represents the average of the ending occupancy as of the last day of each month in the period presented for all units in our consolidated portfolio.

(2)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the period presented.

The following is a summary of our preferred equity and loan investments as of June 30, 2024:

			Total Actual/		Actual/	Actual/	Actual/
		Actual/	Estimated		Estimated	Estimated	Estimated	Estimated
		Planned	Construction	Cost to Date	Construction	Initial	Construction	Average
Lease-up Investment Name	Location / Market	Number of Units	Cost (in millions)	(in millions)	Cost Per Unit	Occupancy	Completion	Rent (1)
The Woods at Forest Hill (2)	Forest Hill, TX	41	$17.1	$17.1	$225,000	4Q 2022	3Q 2023	$1,625
Willow Park	Willow Park, TX	58	17.1	17.1	294,828	2Q 2022	3Q 2023	2,362
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	63.2	63.2	214,966	2Q 2023	4Q 2023	1,743
The Cottages of Port St. Lucie	Port St. Lucie, FL	286	69.6	69.2	243,357	2Q 2023	2Q 2024	2,133
Chandler	Chandler, AZ	208	48.2	44.6	231,731	2Q 2024	3Q 2024	1,920
Wayford at Innovation Park	Charlotte, NC	210	62.0	50.2	295,238	3Q 2023	4Q 2024	1,994
Wayford at Pringle (3)	Charlotte, NC	102	37.2	23.4	364,706	1Q 2024	4Q 2024	2,453
Total Lease-up Units		1,199

Development Investment Name
Indigo Cove	Bluffton, SC	82	30.2	5.2	368,293	4Q 2025	1Q 2026	3,095
Total Development Units		82

Operating Investment Name		Number of Units						Average Rent (1)
Peak Housing (4)	IN / MO / TX	349						$1,028
Total Operating Units		349
Total Units/Average		1,630						$1,800
(1)	For lease-up and development investments, represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization. For operating investments, represents the average effective monthly rent per occupied unit for the three months ended June 30, 2024.
(2)	The Woods at Forest Hill unit count decreased from 76 units at December 31, 2023 to 41 units at June 30, 2024 resulting from the sales of 35 units during the six months ended June 30, 2024. Proceeds from the sales of these units were used to paydown our loan investment in The Woods at Forest Hill. Construction cost amounts shown are based on the initial 76 units. Refer to Note 6 of our consolidated financial statements for further information.
(3)	Wayford at Pringle is a loan investment for which we disburse loan proceeds to the borrower for unit acquisitions upon construction completion. Of the total 102-build for rent units that are to be acquired, construction of 59 units was completed during the six months ended June 30, 2024 for which we provided the borrower with loan proceeds for their acquisition. The cost to date amount represents outlays related to completed units and those under construction, and we estimate that all units will be completed and acquired, and our loan commitment fully funded, by the end of 2024. Refer to Note 6 of our consolidated financial statements for further information.
(4)	Peak Housing is a stabilized operating portfolio and the number of units shown represents those collateralizing our preferred equity investment in the Peak REIT OP as of June 30, 2024 (refer to Note 7 of our consolidated financial statements for further information). Unit count excludes units presented in the consolidated investments table above.

The occupancy percentages of the Company’s preferred equity and loan investments at June 30, 2024 are as follows:

Investment Name	June 30, 2024
Chandler (1)	3.9%
Indigo Cove (2)	—
Peak Housing (3)	94.4%
The Cottages at Myrtle Beach (4)	63.6%
The Cottages of Port St. Lucie (4)	60.8%
The Woods at Forest Hill	80.5%
Wayford at Innovation Park (5)	31.4%
Wayford at Pringle (6)	13.7%
Willow Park	58.6%
(1)	Chandler commenced lease-up in June 2024.
(2)	Indigo Cove had not commenced lease-up as of June 30, 2024.

(3)	Percent occupied for Peak Housing excludes 8 down/renovation units at June 30, 2024.
(4)	The Cottages investments commenced lease-up in 2023 as follows: at Myrtle Beach in April and of Port St. Lucie in June.
(5)	Wayford at Innovation Park commenced lease-up in August 2023.
(6)	Wayford at Pringle commenced lease-up in February 2024.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenue

Rental and other property revenues increased $1.6 million, or 16%, to $11.9 million for the three months ended June 30, 2024 as compared to $10.3 million for the same prior year period. The increase was primarily due to: (i) acquisition of Villas at Huffmeister during the first quarter 2024 and (ii) operational improvements from our active management and organic market rent growth. The increase was partially offset by the sale of 90 homes in our portfolio since April 1, 2023.

Our average rent per occupied unit increased $58, or 3.7%, to $1,615 as compared to $1,557 during the prior year period. Average occupancy increased 30 basis points from 92.0% to 92.3% on a year over year basis.

Interest income from loan investments amounted to $0.6 million for the three months ended June 30, 2024 as compared to zero for the same prior year period due to three new loan investments since the fourth quarter 2023. We did not have any loan investments during the three months ended June 30, 2023.

Expenses

Property operating expenses increased $1.4 million, or 30%, to $6.0 million for the three months ended June 30, 2024 as compared to $4.6 million for the same prior year period. The increase was primarily due to: (i) acquisition of Villas at Huffmeister during the first quarter 2024 and (ii) increase in expenses (primarily repairs and maintenance) incurred as part of our lease up stabilization strategy. The increase was partially offset by the sale of 90 homes in our portfolio since April 1, 2023. Property operating expenses consist of controllable (payroll, repairs and maintenance, turnover, administrative, advertising, and utilities) and non-controllable (real estate taxes and insurance) expenses. Controllable expenses were $3.2 million and $2.1 million, and non-controllable expenses were $2.8 million and $2.5 million, for the three months ended June 30, 2024 and 2023, respectively.

Property management and asset management fee expenses were $1.2 million for the three months ended June 30, 2024 as compared to $1.1 million for the same prior year period. Property management fees are based on a stated percentage of property revenues and asset management fees are based on a stated percentage of capital contributions or assets under management, where applicable.

General and administrative expenses amounted to $2.4 million for the three months ended June 30, 2024 as compared to $1.8 million for the same prior year period. Of the $2.4 million total expense for the three months ended June 30, 2024, $1.3 million related to direct costs incurred by us, while the remaining $1.1 million related to the operating expense reimbursement to our Manager, which includes rent, utilities, and IT expenses. The expense reimbursement to our Manager also included a $0.7 million reimbursement for accounting and legal services. Prior to the fourth quarter 2023, the Manager elected to not seek reimbursement for legal and accounting services during our first year of operations. For the second quarter 2024, we will pay the full operating expense reimbursement of $1.1 million to the Manager in cash; for the same prior year period, we paid the full operating expense reimbursement of $0.4 million to the Manager through the issuance of C-LTIP Units.

Management fees to related party amounted to $2.2 million for the three months ended June 30, 2024 as compared to $2.0 million for the same prior year period. The increase was due to an increase in equity primarily from our continuous registered offering of Series A Preferred Stock, which began in the third quarter of 2023. For the second quarter 2024, we will pay the base management fee of $2.2 million to the Manager as one half (50)% in C-LTIP Units and the remainder in cash; for the same prior year period, we paid the full base management fee of $2.0 million to the Manager through the issuance of C-LTIP Units.

Acquisition and other transaction costs amounted to zero for the three months ended June 30, 2024 as compared to $0.3 million for the same prior year period. Acquisition costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods. The 2023 expense primarily relates to the transition of property management services for over 1,000 homes.

Depreciation and amortization expenses were $4.8 million for the three months ended June 30, 2024 as compared to $4.0 million for the same prior year period, with the increase primarily attributable to the acquisition of Villas at Huffmeister during the first quarter 2024.

Other Income and Expense

Other income and expense amounted to expense of $1.2 million for the three months ended June 30, 2024 as compared to income of $2.3 million for the same prior year period. This was due to a $2.2 million net increase in interest expense primarily attributable to an increase in the outstanding debt to $228.0 million at June 30, 2024 as compared to $167.5 million at June 30, 2023 and a decrease in the fair value of the interest rate caps and swaps, a $1.1 million impairment on real estate, a $0.3 million decrease in gain on sales of real estate investments, and $0.4 million in other expenses. These expense sources were partially offset by a $0.5 million increase in interest income from our short-term cash investments.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenue

Rental and other property revenues increased $2.3 million, or 11%, to $22.7 million for the six months ended June 30, 2024 as compared to $20.4 million for the same prior year period. The increase was primarily due to: (i) acquisition of Villas at Huffmeister during the first quarter 2024 and (ii) operational improvements from our active management and organic market rent growth. The increase was partially offset by the sale of 90 homes in our portfolio since January 1, 2023.

Our average rent per occupied unit increased $59, or 3.8%, to $1,608 as compared to $1,549 during the prior year period. Average occupancy increased 20 basis points from 92.2% to 92.4% on a year over year basis.

Interest income from loan investments amounted to $1.0 million for the six months ended June 30, 2024 as compared to zero for the same prior year period due to three new loan investments since the fourth quarter 2023. We did not have any loan investments during the six months ended June 30, 2023.

Expenses

Property operating expenses increased $1.9 million, or 20%, to $11.0 million for the six months ended June 30, 2024 as compared to $9.1 million for the same prior year period. The increase was primarily due to: (i) acquisition of Villas at Huffmeister during the first quarter 2024 and (ii) increase in expenses (primarily repairs and maintenance) incurred as part of our lease up stabilization strategy. The increase was partially offset by the sale of 90 homes in our portfolio since January 1, 2023. Property operating expenses consist of controllable (payroll, repairs and maintenance, turnover, administrative, advertising, and utilities) and non-controllable (real estate taxes and insurance) expenses. Controllable expenses were $5.7 million and $4.2 million, and non-controllable expenses were $5.3 million and $4.9 million, for the six months ended June 30, 2024 and 2023, respectively.

Property management and asset management fee expenses were $2.3 million for the six months ended June 30, 2024 as compared to $2.2 million for the same prior year period. Property management fees are based on a stated percentage of property revenues and asset management fees are based on a stated percentage of capital contributions or assets under management, where applicable.

General and administrative expenses amounted to $5.3 million for the six months ended June 30, 2024 as compared to $3.8 million for the same prior year period. Of the $5.3 million total expense for the six months ended June 30, 2024, $3.0 million related to direct costs incurred by us, while the remaining $2.3 million related to the operating expense reimbursement to our Manager, which includes rent, utilities, and IT expenses. The expense reimbursement to our Manager also included a $1.5 million reimbursement for accounting and legal services. Prior to the fourth quarter 2023, the Manager elected to not seek reimbursement for legal and accounting services during our first year of operations. Commencing with the operating expense reimbursement for the first quarter 2024, we paid, and expect to continue to pay, the operating expense reimbursement to the Manager entirely in cash; prior to the first quarter 2024, we paid the full operating expense reimbursement to the Manager through the issuance of C-LTIP Units.

Management fees to related party amounted to $4.2 million for the six months ended June 30, 2024 as compared to $3.9 million for the same prior year period. The increase was due to an increase in equity primarily from our continuous registered offering of Series A Preferred Stock, which began in the third quarter of 2023. Commencing with the base management fee for the first quarter 2024, we paid, and expect to continue to pay, the base management fee to the Manager as one half (50)% in C-LTIP Units and the remainder in cash; prior to the first quarter 2024, we paid the full base management fee to the Manager through the issuance of C-LTIP Units.

Acquisition and other transaction costs amounted to zero for the six months ended June 30, 2024 as compared to $1.8 million for the same prior year period. Acquisition costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods. The 2023 expense primarily relates to the transition of property management services for over 1,000 homes.

Depreciation and amortization expenses were $8.8 million for the six months ended June 30, 2024 as compared to $8.0 million for the same prior year period, with the increase primarily attributable to the acquisition of Villas at Huffmeister during the first quarter 2024.

Other Income and Expense

Other income and expense amounted to expense of $0.4 million for the six months ended June 30, 2024 as compared to income of $1.9 million for the same prior year period. This was due to a $2.3 million net increase in interest expense primarily attributable to an increase in the outstanding debt to $228.0 million at June 30, 2024 as compared to $153.2 million at December 31, 2022 and a decrease in the fair value of the interest rate caps and swaps, a $1.2 million impairment on real estate, and $0.4 million in other expenses. These expense sources were partially offset by a $1.6 million increase in interest income from our short-term cash investments.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net loss attributable to common stockholders together with a reconciliation to NOI, as computed in accordance with GAAP, for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders	$(1,632)	$(335)	$(2,652)	$(1,875)
Add back: Net loss attributable to Operating Partnership Units	(3,536)	(653)	(5,705)	(3,638)
Net loss attributable to common stockholders and unit holders	(5,168)	(988)	(8,357)	(5,513)
Net loss attributable to partially owned properties’ noncontrolling interests	(746)	(191)	(980)	(944)
Real estate depreciation and amortization	4,783	3,995	8,753	7,913
Non-real estate depreciation and amortization	41	52	82	113
Non-cash interest expense	415	608	666	1,115
Unrealized loss (gain) on derivatives	840	(495)	1,555	638
Provision for credit losses	71	20	166	26
Property management and asset management fees	1,159	1,104	2,291	2,195
Management fees to related party	2,173	1,960	4,244	3,882
Acquisition and other transaction costs	—	325	4	1,780
Corporate operating expenses	2,434	1,782	5,299	3,755
Weather-related losses, net	—	(17)	—	(17)
Interest income	(1,138)	(620)	(2,333)	(743)
Preferred stock dividends	562	—	815	—
Preferred stock accretion	181	—	181	—
Other expense (income), net	300	—	60	(44)
Preferred returns on unconsolidated real estate joint ventures	(2,846)	(2,894)	(5,587)	(5,690)
Interest income from loan investments	(587)	—	(1,005)	—
Impairment and (gain) on sale of real estate investments, net	707	(661)	534	(661)
Total property income	3,181	3,980	6,388	7,805
Add back: Interest expense	2,803	1,708	5,349	3,464
Net operating income	$5,984	$5,688	$11,737	$11,269

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

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our short-term liquidity needs could be affected by various risks and uncertainties, including the risks detailed in Part I, Item 1A titled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 12, 2024. While consolidated occupancy excluding units classified as held for sale and down/renovation units remains strong at 95.4% as of June 30, 2024, in future periods we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants.

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

We believe we will be able to meet our primary liquidity requirements going forward through, among other sources:

●	$116.0 million in cash available at June 30, 2024;
●	capacity of $65 million, of which approximately $15 million was available at June 30, 2024, on our revolving credit facilities;
●	proceeds from future mortgage debt financings for acquisitions and/or development projects;
●	cash generated from operating activities; and
●	proceeds from the offering of our Series A Preferred Stock and potential offerings of common and preferred stock, as well as issuances of units of limited partnership interest in our Operating Partnership (“OP Units”).

The following table summarizes our contractual obligations as of June 30, 2024 related to our mortgage notes secured by our properties and revolving credit facilities. At June 30, 2024, our estimated future required payments on these obligations were as follows (amounts in thousands):

		Less than
	Total	One year	2025-2026	2027-2028	Thereafter
Mortgages Payable (Principal)	$123,039	$911	$39,932	$25,004	$57,192
Revolving Credit Facilities	105,000	20,000	85,000	—	—
Estimated Interest Payments on Mortgages Payable and Revolving Credit Facilities	30,192	6,960	12,893	8,578	1,761
Total	$258,231	$27,871	$137,825	$33,582	$58,953

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

At June 30, 2024, the aggregate amount of our contractual commitments to fund future cash obligations in certain of our loan, preferred equity and consolidated real estate investments was $17.4 million.

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

On February 13, 2024, our board of directors (the “Board”) authorized a stock repurchase plan for the repurchase, from time to time, of up to an aggregate of $5 million of our outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”) and subject to Rule 10b-5 of the Exchange Act. The repurchase plan has a term of one year and may be discontinued at any time. The extent to which we repurchase shares of our Class A common stock under the repurchase plan, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. We expect to repurchase shares of our Class A common stock through open market transactions subject to market conditions, certain price limitations and other conditions established under the plan. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. As of June 30, 2024, we had not made any repurchases of our Class A common stock.

Our primary long-term liquidity requirements relate to (i) costs for additional single-family residential investments, including build-to-rent development projects, (ii) repayment of long-term debt and our revolving credit facilities, (iii) capital expenditures, (iv) cash redemption requirements related to our Series A Preferred Stock, and (v) Class A common stock repurchases under our stock repurchase plan.

We intend to finance our long-term liquidity requirements with net proceeds of additional issuances of common and preferred stock, including issuances in connection with the continuous registered offering of our Series A Preferred Stock, our revolving credit facilities, as well as future acquisition or project-based borrowings. Our success in meeting these requirements will therefore depend upon our ability to access capital. Further, our ability to access equity capital is dependent upon, among other things, general market conditions for REITs and the capital markets in general, market perceptions about us and our asset class, and current trading prices of our securities.

As we did in the six months ended June 30, 2024, we may also selectively sell consolidated operating assets at appropriate times, which would be expected to generate cash sources for both our short-term and long-term liquidity needs.

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We believe our revolving credit facilities will serve as our primary debt source that will continue to enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. In addition to restrictive covenants, our revolving credit facilities contain material financial covenants. At June 30, 2024, we were in compliance with all covenants under our credit facilities. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain a distribution on our Series A Preferred Stock in accordance with the terms which require monthly dividends. While our distributions through June 30, 2024 have been paid from cash flow from operations and in accordance with our policy, distributions in the future may be paid from cash flow from operations, proceeds from the offering of our Series A Preferred Stock, the sales of assets, and additional sources, such as from borrowings.

We have notes receivable in conjunction with properties that are in lease-up. To date, these investments have been structured as senior loans, and in the future, we may also provide mezzanine financing to these types of projects. The notes receivable provide a current stated return and require repayment based on a fixed maturity date. If the property does not repay the notes receivable upon maturity, our income, FFO, CFFO and cash flows could be reduced below the stated returns currently being recognized if the property does not produce sufficient cash flow to pay its operating expenses and debt service, or to refinance its debt obligations.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. At June 30, 2024, we own interests in seven joint ventures that are accounted for as held to maturity debt securities.

Cash Flows from Operating Activities

As of June 30, 2024, we held twenty-one real estate investments, consisting of twelve consolidated investments and nine preferred equity and loan investments, with the twenty-one investments representing an aggregate of 4,362 residential units. During the six months ended June 30, 2024, net cash provided by operating activities was $2.4 million after net loss of $8.3 million was adjusted for the following:

●	non-cash items of $12.1 million;
●	an increase in accounts payable and other accrued liabilities of $1.0 million; and
●	distributions of income and preferred returns from preferred equity investments in unconsolidated real estate joint ventures of $0.4 million; offset by:
●	an increase in accounts receivable, prepaids and other assets of $2.5 million; and
●	an increase in notes and accrued interest receivable of $0.4 million.

Cash Flows from Investing Activities

During the six months ended June 30, 2024, net cash used in investing activities was $25.2 million, due to the following:

●	$17.5 million used in acquiring consolidated real estate investments;
●	$16.3 million used in investments in notes receivable;
●	$3.7 million used on capital expenditures;
●	$2.7 million paid for an interest rate cap; and
●	$1.9 million used in investments in unconsolidated real estate joint ventures; offset by:
●	$7.1 million of repayments of notes receivable;
●	$6.2 million of proceeds from sale of real estate investments; and
●	$3.5 million of proceeds from the redemption of unconsolidated real estate joint ventures.

Cash Flows from Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was $60.0 million, due to the following:

●	net proceeds of $38.8 million from the issuance of shares of Series A Preferred Stock;
●	$35.0 million of proceeds from revolving credit facilities; and
●	$1.0 million of contributions from noncontrolling interests; offset by:
●	$8.5 million of distributions to noncontrolling interests;
●	$3.9 million of distributions to common stockholders;
●	$1.1 million of repayments on our mortgages payable;
●	$0.6 million of payments of deferred financing fees;
●	$0.6 million of distributions to preferred stockholders; and
●	$0.1 million of distributions paid to partially owned properties’ noncontrolling interests.

Capital Expenditures

The following table summarizes our total capital expenditures for the six months ended June 30, 2024 and 2023 (amounts in thousands):

	Six Months Ended
	June 30,
	2024	2023
Redevelopment/renovations	$1,649	$2,541
Routine capital expenditures	1,867	1,348
Normally recurring capital expenditures	289	212
Total capital expenditures	$3,805	$4,101

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

CFFO makes certain adjustments to FFO, removing the effect of items that do not reflect ongoing property operations such as acquisition and other transaction costs, non-cash interest, unrealized gains or losses on derivatives, provision for (recovery of) credit losses, losses on extinguishment of debt and debt modification costs (includes prepayment penalties incurred and the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt), one-time weather-related costs, and equity compensation expense. We believe that CFFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core recurring property operations. As a result, we believe that CFFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential.

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

The table below presents our calculation of FFO and CFFO for the three and six months ended June 30, 2024 and 2023 ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders	$(1,632)	$(335)	$(2,652)	$(1,875)
Add back: Net loss attributable to Operating Partnership Units	(3,536)	(653)	(5,705)	(3,638)
Net loss attributable to common stockholders and unit holders	(5,168)	(988)	(8,357)	(5,513)

Real estate depreciation and amortization	4,783	3,995	8,753	7,913
Impairment and (gain) on sale of real estate investments, net	707	(661)	534	(661)
Adjustment for partially owned properties’ noncontrolling interests	(606)	(288)	(927)	(808)
FFO attributable to common stockholders and unit holders	(284)	2,058	3	931

Acquisition and other transaction costs	—	325	4	1,780
Non-cash interest expense	415	608	666	1,115
Unrealized loss (gain) on derivatives	840	(495)	1,555	638
Provision for credit losses	71	20	166	26
Weather-related losses, net	—	(17)	—	(17)
Non-real estate depreciation and amortization	41	52	82	113
Other expense (income), net	300	—	60	(44)
Non-cash equity compensation	1,627	2,891	3,679	5,896
Preferred stock accretion	181	—	181	—
Adjustment for partially owned properties’ noncontrolling interests	(127)	(6)	(131)	(433)
CFFO attributable to common stockholders and unit holders	$3,064	$5,436	$6,265	$10,005

Per Share and Unit Information:
FFO attributable to common stockholders and unit holders - diluted	$(0.02)	$0.18	$—	$0.08
CFFO attributable to common stockholders and unit holders - diluted	$0.25	$0.48	$0.52	$0.88

Weighted average common shares and units outstanding - diluted	12,216,122	11,344,400	12,112,339	11,338,246

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

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Paid / Payable Date
Class A common stock Special Dividend
December 19, 2023	December 29, 2023	$1.00	January 5, 2024
Class C common stock Special Dividend
December 19, 2023	December 29, 2023	$1.00	January 5, 2024
Series A Preferred Stock (1)
October 13, 2023	December 22, 2023	$0.125	January 5, 2024
January 15, 2024	January 25, 2024	0.125	February 5, 2024
January 15, 2024	February 23, 2024	0.125	March 5, 2024
January 15, 2024	March 25, 2024	0.125	April 5, 2024
April 12, 2024	April 25, 2024	0.125	May 3, 2024
April 12, 2024	May 24, 2024	0.125	June 5, 2024
April 12, 2024	June 25, 2024	0.125	July 5, 2024
Series A Preferred Special Dividend (2)
November 7, 2023	Each day of December 1 - 31, 2023	$0.002469	January 5, 2024
January 15, 2024	Each day of January 1 - 31, 2024	0.000337	February 5, 2024
January 15, 2024	Each day of February 1 - 29, 2024	0.003458	March 5, 2024
January 15, 2024	Each day of March 1 - 31, 2024	0.004603	April 5, 2024
April 12, 2024	Each day of April 1 - 30, 2024	0.009953	May 3, 2024
Series A Preferred Enhanced Special Dividend (3)
May 3, 2024	May 24, 2024	$0.027507	June 5, 2024
May 3, 2024	June 25, 2024	0.027775	July 5, 2024
(1)	Holders of record of newly issued Series A Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series A Preferred Stock was outstanding.
(2)	Holders of record of Series A Preferred Stock shares as of the close of business on each day of the applicable month were entitled to additional contingent special daily dividends for each such day, to be aggregated and payable (if at all) on the payable date, in each case equal to the amount (if any) by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average 10-year Daily Treasury Par Yield Curve Rate for the period from the 26th of the prior month to the 25th of the applicable month (as reported by the United States Department of the Treasury), plus (II) two percent, divided by (b) twelve, divided further by (c) the actual number of days in the applicable month, exceeds (ii) the quotient of (a) $0.125 divided by (b) the actual number of days in the applicable month.
(3)	Holders of record of Series A Preferred Stock shares are entitled to an enhanced special dividend, which replaces the additional contingent special daily dividends, equal to the amount by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average of the one-month Term SOFR for each day commencing on the 26th of the prior month to the 25th of the applicable month, plus (II) two percent, divided by (b) twelve, exceeds (ii) the standard monthly dividend of $0.125 per share of Series A Preferred Stock. The enhanced special dividend will be aggregated with the standard monthly dividend so as to effect a dividend rate on the Series A Preferred Stock that is subject to a 6.5% minimum and 8.5% maximum annual rate.

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

Subsequent Events

Other than the items disclosed in Note 15 “Subsequent Events” to our interim Consolidated Financial Statements for the period ended June 30, 2024, no material events have occurred that required recognition or disclosure in these financial statements. Refer to Note 15 of our interim Consolidated Financial Statements for discussion.

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

Our interest rate risk is monitored using a variety of techniques. The table below ($ in thousands) presents the principal payments and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. Fair value adjustments and unamortized deferred financing costs, net, of approximately $(3.4) million are excluded.

	2024	2025	2026	2027	2028	Thereafter	Total
Mortgage Notes Payable	$911	$2,228	$37,704	$1,415	$23,589	$57,192	$123,039
Weighted Average Interest Rate	4.15%	4.06%	4.13%	5.03%	4.88%	5.79%	5.06%

Revolving Credit Facilities	$20,000	$85,000	$—	$—	$—	$—	$105,000
Weighted Average Interest Rate	8.46%	8.13%	—	—	—	—	8.19%

The fair value of mortgages payable is estimated at $116.3 million at June 30, 2024.

The table above incorporates those exposures that exist at June 30, 2024; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

At June 30, 2024, we had interest rate caps and swaps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps and swaps mitigate our exposure to interest rate risk by providing a ceiling on the underlying interest rate for $128.5 million of our debt.

Based on our debt outstanding and interest rates in effect at June 30, 2024, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would increase interest expense by approximately $50,000 or decrease interest expense by approximately $50,000, respectively, for the quarter ended June 30, 2024.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2024, our total indebtedness was approximately $228.0 million, which includes $105.0 million outstanding under our revolving credit facilities. We may incur significant additional debt in the future. The Series A Preferred Stock is subordinate to all our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. In addition, our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, of which 30,000,000 have been classified as shares of Series A Preferred Stock. As of June 30, 2024, we had issued and outstanding 2,196,795 shares of Series A Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Series A Preferred Stock or any other class or series of preferred stock would dilute the interests of the holders of shares of preferred stock of the applicable class or series, and any issuance of preferred stock senior to the Series A Preferred Stock or any other class or series of preferred stock, or any issuance of additional indebtedness, could affect our ability to pay dividends on, redeem or pay the liquidation preference on any or all of the foregoing class or series of preferred stock. We may issue preferred stock on parity with the Series A Preferred Stock without the consent of the holders of the Series A Preferred Stock. Other than the right of holders to cause us to redeem the Series A Preferred Stock upon a change of control, none of the provisions relating to the Series A Preferred Stock or any other class or series of preferred stock relate to or limit our indebtedness or afford the holders of shares thereof protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of such shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated May 3, 2024, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 7, 2024.

99.2	Presentation dated June 4, 2024, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 3, 2024.

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows; (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK HOMES TRUST, INC.

DATE: August 8, 2024	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE: August 8, 2024	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)