Form 10-Q
period 2024-09-30
Bluerock Homes Trust, Inc.
filed 2024-11-14
CIK 1903382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of November 11, 2024

Class A Common Stock: 3,953,919 shares

Class C Common Stock: 8,489 shares

BLUEROCK HOMES TRUST, INC.

FORM 10-Q

September 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	September 30,	December 31,
	2024	2023
ASSETS
Net Real Estate Investments
Land	$78,342	$70,637
Buildings and improvements	414,880	394,548
Furniture, fixtures and equipment	15,806	13,277
Total Gross Operating Real Estate Investments	509,028	478,462
Accumulated depreciation	(38,410)	(32,452)
Total Net Operating Real Estate Investments	470,618	446,010
Operating real estate held for sale, net	26,507	18,890
Total Net Real Estate Investments	497,125	464,900
Cash and cash equivalents	155,131	80,163
Restricted cash	9,673	6,221
Notes and accrued interest receivable, net	34,711	17,797
Accounts receivable, prepaids and other assets, net	30,642	19,688
Preferred equity investments, net	72,971	82,851
In-place lease intangible assets, net	491	—
Non-real estate assets associated with operating real estate held for sale	85	—
TOTAL ASSETS	$800,829	$671,620

LIABILITIES AND EQUITY
Mortgages payable	$122,529	$96,670
Revolving credit facilities	105,000	70,000
Accounts payable	1,017	691
Other accrued liabilities	12,130	9,438
Due to affiliates	3,615	3,509
Distributions payable	548	12,440
Liabilities associated with operating real estate held for sale	519	—
Total Liabilities	245,358	192,748
6.0% Series A Redeemable Preferred Stock, liquidation preference $25.00 per share, 30,000,000 shares authorized; 3,889,446 and 436,675 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	85,992	8,273
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 220,000,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock - Class A, $0.01 par value, 562,500,000 shares authorized; 3,953,919 and 3,871,265 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	40	39
Common stock - Class C, $0.01 par value, 187,500,000 shares authorized; 8,489 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Additional paid-in-capital	119,683	122,369
Retained earnings	23,212	24,943
Total Stockholders’ Equity	142,935	147,351
Noncontrolling Interests
Operating partnership units	312,780	307,945
Partially owned properties	13,764	15,303
Total Noncontrolling Interests	326,544	323,248
Total Equity	469,479	470,599
TOTAL LIABILITIES AND EQUITY	$800,829	$671,620

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Rental and other property revenues	$11,976	$10,183	$34,670	$30,591
Interest income from loan investments	730	—	1,735	—
Total revenues	12,706	10,183	36,405	30,591

Expenses
Property operating	6,434	5,094	17,391	14,233
Property management and asset management fees	1,181	1,113	3,472	3,308
General and administrative	2,451	1,675	7,756	5,464
Management fees to related party	2,377	1,993	6,621	5,875
Acquisition and other transaction costs	17	7	21	1,787
Weather-related losses, net	178	—	178	(17)
Depreciation and amortization	4,883	4,100	13,712	12,092
Total expenses	17,521	13,982	49,151	42,742

Other income (expense)
Other income (expense), net	166	(165)	106	(121)
Income from preferred equity investments	2,721	2,959	8,308	8,649
Provision for credit losses, net	(48)	(37)	(214)	(63)
Gain on sale and impairment of real estate investments, net	9,304	—	8,770	661
Loss on extinguishment of debt costs	(118)	—	(118)	—
Interest expense, net	(5,248)	(3,499)	(12,818)	(8,715)
Interest income	1,585	923	3,918	1,665
Total other income	8,362	181	7,952	2,076
Net income (loss)	3,547	(3,618)	(4,794)	(10,075)
Preferred stock dividends	(1,412)	(12)	(2,227)	(12)
Preferred stock accretion	—	—	(181)	—
Net income (loss) attributable to noncontrolling interests
Operating partnership units	2,010	(2,142)	(3,695)	(5,780)
Partially owned properties	(796)	(420)	(1,776)	(1,364)
Net income (loss) attributable to noncontrolling interests	1,214	(2,562)	(5,471)	(7,144)
Net income (loss) attributable to common stockholders	$921	$(1,068)	$(1,731)	$(2,943)

Net income (loss) per common share – Basic	$0.24	$(0.28)	$(0.45)	$(0.77)

Net income (loss) per common share – Diluted	$0.24	$(0.28)	$(0.45)	$(0.77)

Weighted average basic common shares outstanding	3,859,226	3,845,926	3,853,321	3,844,488
Weighted average diluted common shares outstanding	3,871,201	3,845,926	3,853,321	3,844,488

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock		Additional
	Number		Number		Paid-in	Retained	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Earnings	Interests	Total Equity
Balance, July 1, 2024	3,946,348	$39	8,489	$—	$120,198	$22,291	$325,551	$468,079

Issuance of restricted Class A common stock and long-term incentive plan (“LTIP”) Units for equity incentive plan compensation, net of shares withheld for employee taxes	(186)	—	—	—	153	—	727	880
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	1,086	1,086
Series A Preferred Stock distributions declared	—	—	—	—	—	(1,412)	—	(1,412)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	(18)	(18)
Acquisition of noncontrolling interests	—	—	—	—	(2,211)	—	(650)	(2,861)
Holder redemption of Series A Preferred Stock and conversion into Class A common stock	7,757	1	—	—	139	—	—	140
Contributions from noncontrolling interests	—	—	—	—	—	—	38	38
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	1,404	—	(1,404)	—
Net income	—	—	—	—	—	2,333	1,214	3,547
Balance, September 30, 2024	3,953,919	$40	8,489	$—	$119,683	$23,212	$326,544	$469,479

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock		Additional
	Number		Number		Paid-in	Retained	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Earnings	Interests	Total Equity
Balance, July 1, 2023	3,868,697	$39	8,489	$—	$125,666	$31,450	$329,081	$486,236

Issuance of restricted Class A common stock and LTIP Units for equity incentive plan compensation	—	—	—	—	47	—	667	714
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	2,347	2,347
Series A Preferred Stock distributions declared	—	—	—	—	—	(12)	—	(12)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	(34)	(34)
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(1,056)	—	1,056	—
Net loss	—	—	—	—	—	(1,056)	(2,562)	(3,618)
Balance, September 30, 2023	3,868,697	$39	8,489	$—	$124,657	$30,382	$330,555	$485,633

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock		Additional
	Number		Number		Paid-in	Retained	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Earnings	Interests	Total Equity
Balance, January 1, 2024	3,871,265	$39	8,489	$—	$122,369	$24,943	$323,248	$470,599

Issuance of restricted Class A common stock and LTIP Units for equity incentive plan compensation, net of shares withheld for employee taxes	73,551	—	—	—	297	—	2,139	2,436
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	5,455	5,455
Series A Preferred Stock distributions declared	—	—	—	—	—	(2,227)	—	(2,227)
Series A Preferred Stock accretion	—	—	—	—	—	(181)	—	(181)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	(104)	(104)
Acquisition of noncontrolling interests	—	—	—	—	(2,211)	—	(650)	(2,861)
Holder redemption of Series A Preferred Stock and conversion into Class A common stock	9,103	1	—	—	164	—	—	165
Contributions from noncontrolling interests	—	—	—	—	—	—	991	991
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(936)	—	936	—
Net income (loss)	—	—	—	—	—	677	(5,471)	(4,794)
Balance, September 30, 2024	3,953,919	$40	8,489	$—	$119,683	$23,212	$326,544	$469,479

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock		Additional
	Number		Number		Paid-in	Retained	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Earnings	Interests	Total Equity
Balance, January 1, 2023	3,835,013	$38	8,489	$—	$126,623	$33,325	$332,002	$491,988

Issuance of restricted Class A common stock and LTIP Units for equity incentive plan compensation	31,260	1	—	—	62	—	1,935	1,998
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	6,763	6,763
Series A Preferred Stock distributions declared	—	—	—	—	—	(12)	—	(12)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	(230)	(230)
Acquisition of noncontrolling interests	—	—	—	—	1,515	—	(6,564)	(5,049)
Conversion of Operating Partnership Units to Class A common stock	2,424	—	—	—	100	—	(100)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	250	250
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(3,643)	—	3,643	—
Net loss	—	—	—	—	—	(2,931)	(7,144)	(10,075)
Balance, September 30, 2023	3,868,697	$39	8,489	$—	$124,657	$30,382	$330,555	$485,633

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(4,794)	$(10,075)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,780	14,277
Amortization of fair value adjustments	46	(240)
Income from preferred equity investments	(8,308)	(8,649)
Gain on sale and impairment of real estate investments, net	(8,770)	(661)
Fair value adjustment of interest rate caps and swaps	3,444	1,336
Provision for credit losses, net	214	63
Loss on extinguishment of debt	118	—
Distributions of income and income from preferred equity investments	2,092	1,290
Share-based compensation attributable to equity incentive plan	2,436	1,997
Share-based compensation to Manager – C-LTIP Units	5,455	6,763
Changes in operating assets and liabilities:
Due to affiliates, net	107	363
Accounts receivable, prepaids and other assets	(5,198)	(837)
Notes and accrued interest receivable	(742)	—
Accounts payable and other accrued liabilities	3,174	1,162
Net cash provided by operating activities	4,054	6,789

Cash flows from investing activities:
Acquisitions of real estate investments	(51,454)	(4,330)
Capital expenditures	(5,939)	(7,201)
Purchase of interest rate cap	(2,688)	—
Investments in notes receivable	(24,554)	—
Repayments on notes receivable	8,284	—
Proceeds from sale of real estate investments	43,996	5,625
Proceeds from redemption of preferred equity investments	12,768	8,494
Insurance proceeds related to real estate investments	149	—
Investments in preferred equity investments	(3,005)	(7,528)
Net cash used in investing activities	(22,443)	(4,940)

Cash flows from financing activities:
Distributions to common stockholders	(3,879)	—
Distributions to noncontrolling interests	(8,509)	—
Distributions to partially owned properties’ noncontrolling interests	(104)	(230)
Distributions to preferred stockholders	(1,731)	—
Contributions from noncontrolling interests	991	250
Purchase of interests from noncontrolling interests	(2,573)	(5,049)
Borrowings on mortgages payable	23,660	—
Repayments on mortgages payable including prepayment penalties	(21,272)	(1,124)
Proceeds from revolving credit facilities	35,000	21,000
Repayments on revolving credit facilities	—	(6,000)
Payments of deferred financing fees	(1,504)	(1,092)
Net proceeds from issuance of 6.0% Series A Redeemable Preferred Stock	76,730	3,417
Net cash provided by financing activities	96,809	11,172

Net increase in cash, cash equivalents and restricted cash	$78,420	$13,021
Cash, cash equivalents and restricted cash, beginning of year	86,384	82,562
Cash, cash equivalents and restricted cash, end of period	$164,804	$95,583

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$155,131	$89,435
Restricted cash	9,673	6,148
Total cash, cash equivalents and restricted cash, end of period	$164,804	$95,583

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$7,984	$5,272

Supplemental disclosure of non-cash investing and financing activities
Distributions payable – declared and unpaid	$548	$12
Mortgage assumed upon property acquisition	$24,333	$—
Capital expenditures held in accounts payable and other accrued liabilities	$276	$883

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

As of September 30, 2024, the Company held twenty real estate investments, consisting of twelve consolidated investments and eight preferred equity and loan investments. The twenty investments represent an aggregate of 4,000 residential units, comprised of 2,742 consolidated units, of which 170 units are under development, and 1,258 units through preferred equity and loan investments, which includes planned units and those under development. As of September 30, 2024, the Company’s consolidated operating investments were approximately 90.5% occupied; excluding units classified as held for sale and down/renovation units, the Company’s consolidated operating investments were approximately 94.3% occupied.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company conducts its operations through Bluerock Residential Holdings, L.P., its operating partnership (the “Operating Partnership”), of which it is the sole general partner. The consolidated financial statements include the Company’s accounts and those of the Operating Partnership and its subsidiaries. As of September 30, 2024, limited partners other than the Company owned approximately 69.29% of the common units of the Operating Partnership, of which 57.09% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 12.20% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 3.74% which are not vested as of September 30, 2024.

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

For investments that meet the criteria of a security under ASC 320 Investments – Debt Securities, except as noted regarding Note B of the Wayford at Pringle Loan Financing (refer to Note 6), the Company classifies each preferred equity investment as a held-to-maturity debt security as the Company has the intention and ability to hold the investment to maturity. The Company earns a fixed return on these investments which is included within income from preferred equity investments in its consolidated statements of operations. The Company evaluates the collectability of each preferred equity investment and estimates a provision for credit loss, as applicable. Refer to the Current Expected Credit Losses (“CECL”) section of this Note for further information regarding CECL and the Company’s provision for credit losses. The Company accounts for these investments as preferred equity investments in its consolidated balance sheets.

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

Significant Risks and Uncertainties

Uncertainty Due to Economic Volatility

The Company’s results of operations in the future may be directly or indirectly affected by uncertainties such as the effects of inflation and related volatility in the market. As inflation accelerated rapidly in the first half of 2023, the Federal Reserve increased interest rates a total of four times during 2023 to curb the effects of rising inflation. While the Federal Reserve held rates steady between July 2023 and September 2024 and reduced interest rates by 50-basis points in September 2024, there can be no assurances that interest rates will not rise again, and the Company’s operating costs, including utilities and payroll, may increase as a result of increases in inflation. Rising interest rates cause uncertainty in credit and capital markets which could have material and adverse effects on the Company’s financial condition, results of operations and cash flows. The long-term impact of these economic developments will largely depend on any future action by the Federal Reserve, future laws that may be enacted, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets. The Company continues to closely monitor the impact of economic volatility on all aspects of its business.

Summary of Significant Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2024 for discussion of the Company’s significant accounting policies. During the nine months ended September 30, 2024, there were no material changes to these policies.

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

Note 3 – Acquisition of Real Estate and Additional Interests

Acquisition of Villas at Huffmeister

On March 25, 2024, the Company, through a 95% owned joint venture entity, acquired a 294-unit single-family residential community located in Houston, Texas known as Villas at Huffmeister. The purchase price of $41.2 million was funded with a $24.3 million senior loan assumption secured by Villas at Huffmeister, along with cash of $18.1 million funded by the Company, inclusive of certain adjustments typical in such real estate transactions.

Acquisition of Avenue at Timberlin Park

On July 31, 2024, the Company acquired a 200-unit single-family residential community located in Jacksonville, Florida known as Avenue at Timberlin Park. The Company has a full ownership interest in the community, and the purchase price of $33.8 million was funded with a $23.7 million senior loan secured by Avenue at Timberlin Park, along with cash of $12.9 million funded by the Company, inclusive of certain adjustments typical in such real estate transactions.

Purchase Price Allocation

The real estate acquisitions above have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets and mortgage assumed based on their estimated fair values at the dates of acquisition.

The following table summarizes the assets acquired and mortgage assumed at the acquisition dates for the Company’s acquisitions made during the nine months ended September 30, 2024 (amounts in thousands):

Purchase
Price
Allocation
Land	$12,702
Building	48,394
Building improvements	1,314
Land improvements	10,288
Furniture and fixtures	1,335
In-place leases	1,754
Total assets acquired (1)	$75,787

Mortgage assumed	$27,440
Fair value adjustment	(3,107)
Total liabilities assumed	$24,333
(1)	The $75.8 million of total assets acquired includes $0.8 million of acquisition expenses that have been capitalized as the acquisitions have been accounted for as asset acquisitions.

Note 4 – Sale of Real Estate Assets

Sale of Navigator Villas

Prior to the sale of the property, and to effectuate a tax-deferred exchange under Section 1031 of the Code, the Company purchased its joint venture partner’s interest in Navigator Villas for $2.9 million, inclusive of estimated post-close adjustments. On August 7, 2024, the Company closed on the sale of Navigator Villas located in Pasco, Washington for a sale price of $36.4 million, subject to certain prorations and adjustments typical in such real estate transactions. After deductions for the payoff of existing mortgage indebtedness encumbering the property in the amount of $19.5 million, the purchase price of the joint venture partner’s interest, the payment of early extinguishment of debt costs, and closing costs and fees, the sale of Navigator Villas generated net proceeds of approximately $12.7 million and a gain on sale of approximately $10.0 million. The Company recorded a loss on extinguishment of debt of $0.1 million related to the sale.

Sale of Consolidated Operating Units

During the three months ended September 30, 2024, the Company closed on the following sales: five units in the Indy-Springfield portfolio, two units in the Peak JV 2 portfolio, and seven units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sales agreements. The fourteen units were sold for an aggregate of approximately $2.3 million, subject to certain prorations and adjustments typical in such real estate transactions, and generated net proceeds of approximately $2.2 million and a gain on sales of approximately $0.2 million.

During the nine months ended September 30, 2024, the Company closed on the following sales: one unit in the ILE portfolio, seven units in the Indy-Springfield portfolio, nine units in the Peak JV 2 portfolio, and thirty-four units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sales agreements. The fifty-one units were sold for an aggregate of approximately $8.9 million, subject to certain prorations and adjustments typical in such real estate transactions, and generated net proceeds of approximately $8.4 million and a gain on sales of approximately $0.9 million.

Held for Sale

At September 30, 2024, the Company classified an aggregate of 207 units as held for sale in its consolidated balance sheets, and for the three and nine months ended September 30, 2024, the Company recorded an impairment of $0.9 million and $2.1 million, respectively, related to held for sale units which is included in gain on sale and impairment of real estate investments, net in the consolidated statements of operations. The 207 units classified as held for sale are included in the following portfolios: 4 units of ILE, 41 units of Indy-Springfield, 46 units of Peak JV 2, and all 116 units of Peak JV 3. These units were identified based on submarket analysis and individual unit-level operational review. Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on the Company’s consolidated balance sheets.

Note 5 - Investments in Real Estate

As of September 30, 2024, the Company held twenty real estate investments, consisting of twelve consolidated operating investments and eight held through preferred equity and loan investments. The following tables provide summary information regarding the Company’s consolidated operating investments and preferred equity and loan investments.

Consolidated Investments

		Number of	Ownership
Operating Investment Name	Location / Market	Units (1)	Interest
Avenue at Timberlin Park	Jacksonville, FL	200	100%
Ballast	AZ / CO / WA	84	95%
Golden Pacific	IN / KS / MO	169	97%
ILE	TX / SE US	481	95%
Indy-Springfield	IN / MO	327	100%
Peak JV 2	Various / TX	587	80%
Peak JV 3	Dallas-Fort Worth, TX	116	56%
Savannah-84	Savannah, GA	84	100%
Villas at Huffmeister	Houston, TX	294	95%
Wayford at Concord	Concord, NC	150	83%
Yauger Park Villas	Olympia, WA	80	95%
Total Operating Units		2,572

Development Investment Name
Abode Wendell Falls	Wendell, NC	170	100%
Total Development Units		170
Total Units		2,742
(1)	Total operating units includes an aggregate of 207 units classified as held for sale, with such units included in the following portfolios: 4 units of ILE, 41 units of Indy-Springfield, 46 units of Peak JV 2, and all 116 units of Peak JV 3.

Depreciation expense was $4.1 million and $4.1 million, and $12.4 million and $12.1 million, for the three and nine months ended September 30, 2024 and 2023, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. Amortization expense related to the in-place leases was $0.8 million and $1.3 million for the three and nine months ended September 30, 2024, respectively. There was no amortization expense related to in-place leases during 2023.

Preferred Equity and Loan Investments

		Actual /
		Planned
		Number of
Lease-up Investment Name	Location / Market	Units
The Woods at Forest Hill (1)	Forest Hill, TX	18
Willow Park	Willow Park, TX	58
The Cottages at Myrtle Beach	Myrtle Beach, SC	294
The Cottages of Port St. Lucie	Port St. Lucie, FL	286
Chandler	Chandler, AZ	208
Wayford at Innovation Park	Charlotte, NC	210
Wayford at Pringle (2)	Charlotte, NC	102
Total Lease-up Units		1,176

Development Investment Name
Indigo Cove	Bluffton, SC	82
Total Development Units		82
Total Units		1,258
(1)	The Woods at Forest Hill unit count decreased from 76 units at December 31, 2023 to 18 units at September 30, 2024 resulting from the sales of 58 units during the nine months ended September 30, 2024. Proceeds from the sales of these units were used to fully pay off the Company’s loan investment, and partially redeem the Company’s preferred equity investment, in The Woods at Forest Hill. Refer to Note 6 and Note 7 for further information.
(2)	Wayford at Pringle is a loan investment for which the Company disburses loan proceeds to the borrower for unit acquisitions upon construction completion. Of the total 102 build-to-rent units that are to be acquired, construction of 85 units was completed during the nine months ended September 30, 2024 for which the Company provided the borrower with loan proceeds for their acquisition. The Company estimates that all units will be completed and acquired, and its loan commitment fully funded, by the end of 2024. Refer to Note 6 for further information.

Note 6 – Notes and Interest Receivable

Following is a summary of the notes and accrued interest receivable due from loan investments at September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30,	December 31,
Investment Name	2024	2023
Notes Receivable
The Woods at Forest Hill (1)	$—	$8,284
Wayford at Pringle	24,554	—
Willow Park	9,400	9,400
Total notes receivable	$33,954	$17,684

Accrued Interest Receivable
The Woods at Forest Hill (1)	$—	$94
Wayford at Pringle	838	—
Willow Park	33	35
Total accrued interest receivable	$871	$129
Total notes and accrued interest receivable	$34,825	$17,813
Allowance for credit losses	(114)	(16)
Total, net	$34,711	$17,797
(1)	In August 2024, the Company’s loan investment in The Woods at Forest Hill was paid off in full, including any accrued but unpaid interest amounts. Refer to The Woods at Forest Hill Loan Financing disclosure below for further information.

Allowance for Credit Losses

The provision for credit losses of the Company’s loan investments at September 30, 2024 and December 31, 2023 are summarized in the table below (amounts in thousands):

	September 30,	December 31,
	2024	2023
Beginning balances, net as of January 1, 2024 and 2023, respectively	$16	$—
Provision for credit losses on pool of assets, net (1)	98	16
Allowance for credit losses, net, end of period	$114	$16
(1)	Under CECL, a provision for, or recovery of, credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The provision for credit losses during the nine months ended September 30, 2024 was attributable to the addition of one investment to the pool of assets and an increase in the trailing twelve-month historical default rate.

The following table is a summary of the interest income from loan investments for the three and nine months ended September 30, 2024 (amounts in thousands). The Company did not record any interest income from loan investments during the corresponding periods ended September 30, 2023 as it held no loan investments in 2023.

	Three Months Ended	Nine Months Ended
Investment Name	September 30, 2024	September 30, 2024
The Woods at Forest Hill (1)	$7	$254
Wayford at Pringle	601	1,118
Willow Park	122	363
Total	$730	$1,735
(1)	In August 2024, the Company’s loan investment in The Woods at Forest Hill was paid off in full, including any accrued but unpaid interest amounts. Refer to The Woods at Forest Hill Loan Financing disclosure below for further information.

Peak Housing Financing

Prior to 2024, the Company provided a mezzanine loan to the portfolio owner in Peak JV 3, which is owned through a joint venture between the Company and the operating partnership of Peak Housing REIT (the “Peak REIT OP”). The entity through which the Company provided the loan (the lender-entity) and the entity to which the loan was provided (the property owner) consolidate into the Company’s financial statements. As such, the loan receivable balance and the loan payable balance, and the loan interest income and loan interest expense attributable to the Company, are eliminated through consolidation on the consolidated balance sheets and statements of operations, respectively. The Company (as lender entity) recognizes Peak REIT OP’s portion of interest expense on the loan as income and this amount is reflected in net income (loss) attributable to common stockholders in the Company’s consolidated statements of operations. The mezzanine loan was to mature on June 30, 2024; however, on May 22, 2024, the property owner delivered written notice to the Company of its intention to exercise the loan’s final six-month extension option, extending the maturity date to December 30, 2024. The loan can be prepaid without penalty. At December 31, 2023, the outstanding balance of the loan provided by the Company was $15.9 million. During the nine months ended September 30, 2024, proceeds from the sales of 34 units in the Peak JV 3 portfolio (refer to Note 4 for further information) have been used to reduce the outstanding balance of the loan to $11.7 million at September 30, 2024.

Wayford at Pringle Loan Financing

On January 10, 2024, the Company entered into an agreement to provide a loan in the maximum aggregate amount up to $30.1 million (the “Pringle Loan”) to an unaffiliated, third-party borrower to acquire 102 build-to-rent, single-family residential units in Charlotte, North Carolina to be known as Wayford at Pringle. The project is currently under development, and the Company will disburse loan proceeds to the borrower for unit acquisitions as construction is completed. The Pringle Loan is comprised of two notes as follows: Note A in the maximum principal amount up to $22.3 million and Note B in the maximum principal amount up to $7.8 million. Note B has certain conversion options that require the consent of both parties before such options can be exercised; neither party has unilateral control to enforce a conversion. The Company has evaluated both notes and concluded that loan accounting treatment is appropriate for Note A, whereas Note B, due to the conversion options, meets the criteria of a debt security and is considered as available for sale. The Company records both notes in notes and accrued interest receivable, net in its consolidated balance sheets, and the interest income earned on both notes is recorded in interest income from loan investments in its consolidated statements of operations.

Note A and Note B both have an initial maturity of January 12, 2026 and contain four (4) six-month extension options subject to certain conditions. Note A bears interest on the amount drawn at the one-month Secured Overnight Financing Rate (“SOFR”) plus 4.50% through initial maturity, and if extended, such rate becomes subject to a 5.31% rate floor. Note A has regular monthly payments that are interest-only during the term of the loan, and no prepayment of Note A, in part or in whole, can be made prior to prepayment of Note B subject to certain conditions. On Note B, interest shall accrue on the amount drawn at a rate of 15.00% per annum, compounded monthly, with outstanding principal and accrued interest amounts due upon maturity. Note B can be prepaid in part or in whole subject to minimum interest. As of September 30, 2024, construction was completed on 85 of the total 102 units, and the Company had funded $16.8 million of Note A and fully funded the $7.8 million of Note B. There were no unrealized gains or losses associated with Note B as of September 30, 2024 as the Company determined that the $7.8 million face value of Note B represents its fair value at such measurement date.

The Woods at Forest Hill Loan Financing

In December 2023, the Company assumed an $8.3 million senior loan (the “Woods Loan”) made to an unaffiliated third-party borrower for 76 build-to-rent, single family residential units in Forest Hill, Texas. The Woods Loan investment was in addition to the Company’s existing preferred equity investment in The Woods at Forest Hill. The Woods Loan borrower is currently in the process of selling the individual units, and during the nine months ended September 30, 2024, the borrower sold 58 of the 76 units that collateralized the Company’s loan and preferred equity investments in The Woods at Forest Hill. Proceeds from the sales of these units were used to fully pay off the Woods Loan investment made by the Company in the aggregate amount of $8.5 million, which included principal investment of $8.3 million and accrued interest of $0.2 million, with the final payment received in August 2024. Following the payoff of the Woods Loan, remaining available proceeds from the unit sales were used to partially redeem the Company’s preferred equity investment in The Woods at Forest Hill (refer to Note 7 for further information).

Willow Park Loan Financing

In October 2023, the Company provided a $9.4 million senior loan (the “Willow Loan”) to an unaffiliated third-party borrower for 58 build-to-rent, single-family residential units. The Willow Loan was to initially mature on October 28, 2024; however, on September 30, 2024, the borrower delivered written notice to the Company of its intention to exercise the first of the Willow Loan’s two six-month extension options, extending the maturity date to April 28, 2025. Following the initial maturity date, the Willow Loan interest rate will increase from a fixed rate of 5.08% per annum to a fixed rate of 7.50% per annum through the first extension period, with regular monthly payments remaining interest-only. The Willow Loan can be prepaid in part, subject to a minimum payment, or in whole without penalty.

Note 7 – Preferred Equity Investments

The carrying amount of the Company’s preferred equity investments at September 30, 2024 and December 31, 2023 is summarized in the table below (amounts in thousands):

	September 30,	December 31,
Investment Name	2024	2023
Chandler	$15,000	$15,000
Indigo Cove	3,004	—
Peak Housing (1)	—	10,663
The Cottages at Myrtle Beach	17,913	17,913
The Cottages of Port St. Lucie	18,785	18,785
The Woods at Forest Hill (2)	5,165	7,270
Wayford at Innovation Park	13,400	13,400
Total	$73,267	$83,031
Allowance for credit losses	(296)	(180)
Total, net	$72,971	$82,851
(1)	In September 2024, the Company’s preferred equity investment in Peak Housing was fully redeemed. Refer to the Peak Housing Interests disclosure below for further information.
(2)

The Woods at Forest Hill carrying amount at September 30, 2024 includes amounts related to Willow Park, a preferred equity investment that the Company was redeemed out of in October 2023. Refer to the The Woods at Forest Hill Interests disclosure below for further information.

Allowance for Credit Losses

The provision for credit losses of the Company’s preferred equity investments at September 30, 2024 and December 31, 2023 are summarized in the table below (amounts in thousands):

	September 30,	December 31,
	2024	2023
Beginning balances, net as of January 1, 2024 and 2023, respectively	$180	$22
Provision for credit losses on pool of assets, net (1)	116	158
Allowance for credit losses, net, end of period	$296	$180
(1)

Under CECL, a provision for, or recovery of, credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The provision for credit losses during the nine months ended September 30, 2024 was primarily attributable to an increase in the trailing twelve-month historical default rate.

At September 30, 2024, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding preferred equity investments in six joint ventures which are classified as held to maturity debt securities as the Company has the intention and ability to hold the investments to maturity. The Company earns a fixed return on these investments, which is included within income from preferred equity investments in its consolidated statements of operations. Each joint venture’s purpose is to develop or operate a portfolio of residential units.

The following table summarizes the Company’s income from preferred equity investments for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment Name	2024	2023	2024	2023
Chandler	$518	$—	$1,542	$—
Indigo Cove	102	—	104	—
Peak Housing (1)	94	303	523	1,087
The Cottages at Myrtle Beach	664	664	1,977	1,970
The Cottages at Warner Robins (2)	—	491	—	1,457
The Cottages of Port St. Lucie	696	696	2,074	2,066
The Woods at Forest Hill	219	201	814	464
Wayford at Innovation Park	428	428	1,274	1,191
Willow Park (2)	—	176	—	414
Total income from preferred equity investments (3)	$2,721	$2,959	$8,308	$8,649
(1)	In September 2024, the Company’s preferred equity investment in Peak Housing was fully redeemed. Refer to the Peak Housing Interests disclosure below for further information.
(2)	The Company’s preferred equity investments in The Cottages at Warner Robins and Willow Park were redeemed in December 2023 and October 2023, respectively.
(3)	Total income from preferred equity investments includes both current and accrued income amounts. The accrued portion of the total income was $2.6 million and $2.7 million, and $7.8 million and $7.6 million, for the three and nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024 and December 31, 2023, the Company had $19.9 million and $13.7 million, respectively, of total accrued preferred equity income, which is recorded in accounts receivable, prepaids and other assets, net in its consolidated balance sheets.

Indigo Cove Interests

On June 27, 2024, the Company entered into a joint venture agreement with an unaffiliated third party (the “Indigo JV”) to develop approximately 82 build-to-rent, single-family residential units in Bluffton, South Carolina. The Company made a commitment to invest $5.3 million for preferred equity interests in the Indigo JV, of which $3.0 million had been funded as of September 30, 2024. The Company earns an accrued return on its outstanding capital contributions at a rate of 17.0% per annum compounded monthly, subject to a minimum return, with preferred return payments commencing in December 2025 contingent upon the property generating cash flows in excess of operating costs. The Indigo JV is required to redeem the Company’s preferred equity interests plus any accrued preferred return on the date the construction loan (addressed below) is repaid or refinanced, or earlier upon the occurrence of certain events.

In conjunction with the Indigo Cove development, the Indigo Cove property owner, which is owned by the Indigo JV, entered into a $22.0 million construction loan, of which $0.6 million was outstanding as of September 30, 2024. The loan bears interest on the amount drawn based on one-month Term SOFR plus 5.55%, subject to a 9.87% rate floor, with interest-only monthly payments during the term of the loan. The loan matures on June 18, 2026 and is secured by the fee simple interest in the Indigo Cove development. The loan contains two (2) six-month extension options, subject to certain conditions, and can be prepaid without penalty.

Peak Housing Interests

Prior to 2024, the Company made a preferred equity investment in the Peak REIT OP in the aggregate amount of $20.3 million which was collateralized by 648 single-family residential units (“Peak Housing”). Peak REIT OP could sell the units collateralizing the Company’s preferred equity investment, though Peak REIT OP was required to distribute any net sale proceeds to the Company, after consideration for partnership operating expenses and reserve requirements, until the Company’s full preferred equity investment had been repaid in full, subject to certain rate of return requirements and including any accrued but unpaid preferred returns. During 2023, Peak REIT OP sold 196 of the 648 units that collateralized the Company’s investment, with the proceeds from the sales used to partially redeem the Company’s preferred equity investment. At December 31, 2023, the Company’s outstanding preferred equity principal investment in Peak REIT OP was $10.6 million.

During the nine months ended September 30, 2024, Peak REIT OP continued to sell units that collateralized the Company’s investment. Proceeds from the sales were used by Peak REIT OP to fully redeem the Company’s preferred equity investment in the aggregate amount of $11.2 million, which included the Company’s remaining principal investment of $10.6 million and accrued preferred return of $0.6 million, with the final redemption payment received in September 2024.

The Cottages of Port St. Lucie Interests

The Company is party to a joint venture agreement with an unaffiliated third party (the “Cottages St. Lucie JV”) that developed 286 build-to-rent, single-family residential units in Port St. Lucie, Florida. The Company made an $18.8 million preferred equity investment in the Cottages St. Lucie JV, and the joint venture is required to redeem the Company’s investment, plus any accrued but unpaid preferred returns, on the date the construction loan is due and payable or earlier upon the occurrence of certain events. The construction loan was to mature on August 26, 2024; however, The Cottages of Port St. Lucie property owner, which is owned by the Cottages St. Lucie JV, executed an amendment to the construction loan agreement, which included revising the maturity date to November 26, 2024. The construction loan can be prepaid without penalty and has regular monthly payments that will remain interest-only during the extension period.

The Woods at Forest Hill Interests

The Company is party to a joint venture agreement with an unaffiliated third party (the “Woods JV”) for 76 build-to-rent, single-family residential units in Forest Hill, Texas. The Company made a $5.6 million preferred equity investment in the Woods JV, which preceded the senior loan investment made by the Company in The Woods at Forest Hill (the Woods Loan - refer to Note 6 for further information). The Woods Loan borrower is currently in the process of selling the individual units, and during the nine months ended September 30, 2024, the borrower sold 58 of the 76 units that collateralized the Company’s preferred equity and loan investments in The Woods at Forest Hill. Proceeds from the sales of these units were first used to fully pay off the Woods Loan investment made by the Company, with remaining available proceeds used to partially redeem the Company’s preferred equity investment in the Woods JV in the aggregate amount of $3.8 million, which included principal investment of $2.1 million, accrued preferred return of $1.1 million, and a minimum multiple payment of $0.6 million. At September 30, 2024, the Company’s outstanding preferred equity investment in the Woods JV was $3.5 million, with a remaining 18 units as collateral underlying the Company’s investment.

In addition, The Woods at Forest Hill units, along with other Peak REIT OP investments, serve as collateral for the Company’s previous preferred equity investment in Willow Park. In October 2023, the Company’s investment in Willow Park was redeemed by the Willow Park joint venture, with the Company receiving $2.9 million of its $4.6 million principal investment. The remaining $1.7 million of the Company’s preferred equity investment in Willow Park, together with the Company’s $3.5 million of outstanding preferred equity investment in the Woods JV, results in the Company’s preferred equity investment carrying value of $5.2 million in The Woods at Forest Hill at September 30, 2024. Peak REIT OP has guaranteed the full return of the Company’s investments in both The Woods at Forest Hill and Willow Park.

Note 8— Revolving Credit Facilities

The outstanding balances on the revolving credit facilities at September 30, 2024 and December 31, 2023 are as follows (amounts in thousands):

	September 30,	December 31,
Revolving Credit Facilities	2024	2023
Amended DB Credit Facility	$85,000	$50,000
Amended ILE Sunflower Credit Facility	20,000	20,000
Total	$105,000	$70,000

Amended Deutsche Bank Credit Facility (“Amended DB Credit Facility”)

On December 29, 2023, certain of the Company’s subsidiaries entered into an amended and restated credit facility (the “Amended DB Credit Facility”) with Deutsche Bank Securities Inc. (“Deutsche Bank”), as sole lead arranger, Deutsche Bank AG, New York Branch, as administrative agent, the financial institutions party thereto as lenders and Computershare Trust Company, N.A., as paying agent and calculation agent, and the Company as a guarantor. The Amended DB Credit Facility provides for a revolving loan with a maximum commitment amount of $150 million. Borrowings under the Amended DB Credit Facility are limited to financings related to the acquisition, renovation, rehabilitation, maintenance and leasing of single-family residential units in the Indy-Springfield, Peak JV 2 and Savannah-84 portfolios. Borrowings under the Amended DB Credit Facility bear interest on the amount drawn at Term SOFR plus 2.80%, and borrowings can be prepaid without premium or penalty. The interest rate on outstanding borrowings was 8.00% at September 30, 2024. The Amended DB Credit Facility matures on April 6, 2025 and contains a one-year extension option, subject to certain conditions. The Amended DB Credit Facility contains certain financial and operating covenants, including maximum leverage ratio, minimum debt yield and minimum debt service coverage ratios. At September 30, 2024, the Amended DB Credit Facility was drawn at $85 million and the Company was in compliance with all covenants under the Amended DB Credit Facility. The availability of borrowings under the Amended DB Credit Facility at September 30, 2024 was approximately $13 million and is based on the collateral and compliance with various ratios related to those assets.

Amended ILE Sunflower Credit Facility

On June 27, 2023, the Company, along with its unaffiliated joint venture partner, ILE, entered into an amended and restated credit facility with Sunflower Bank, N.A. (the “Amended ILE Sunflower Credit Facility”). The Amended ILE Sunflower Credit Facility transitioned the interest rate on borrowings from LIBOR to a SOFR-based rate. There were no other material changes in terms from the previous credit facility. The Amended ILE Sunflower Credit Facility provided for a revolving loan with an initial commitment amount of $20 million, which commitment contained an accordion feature to a maximum total commitment of up to $50 million. The Amended ILE Sunflower Credit Facility, along with three other separate non-revolving credit facilities (refer to Note 9 for further information), was used in the financing of acquisitions of single-family residential units. Borrowings under the Amended ILE Sunflower Credit Facility bore interest at Term SOFR plus 3.11%, subject to a rate floor, and could be prepaid without penalty or premium. The interest rate on outstanding borrowings was 7.97% at September 30, 2024. Prior to the full payoff of the Amended ILE Sunflower Credit Facility in October 2024 (refer to the ILE Financing disclosure in Note 15 for further information), the Amended ILE Sunflower Credit Facility was to mature on December 27, 2024 and contained certain financial and operating covenants, including a minimum fixed charge coverage ratio. At September 30, 2024, the Company was in compliance with all covenants under the Amended ILE Sunflower Credit Facility and the initial commitment was fully drawn at $20 million. A principal of ILE had guaranteed the obligations under the Amended ILE Sunflower Credit Facility and the joint venture had pledged certain assets as collateral.

Note 9 – Mortgages Payable

The following table summarizes certain information as of September 30, 2024 and December 31, 2023 with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of September 30, 2024
	September 30,	December 31,		Interest-only
Property	2024	2023	Interest Rate	through date	Maturity Date

Fixed Rate:
Avenue at Timberlin Park	$23,660	$—	5.47%	August 2027	August 1, 2029
ILE (1)	28,653	29,680	4.05%	(2)	(1)
Navigator Villas (3)	—	19,702
Villas at Huffmeister	27,440	—	3.56%	October 2024	October 1, 2029
Yauger Park Villas (4)	14,123	14,350	4.86%	(2)	April 1, 2026
Total Fixed Rate	$93,876	$63,732

Floating Rate:
Wayford at Concord (5)	$32,973	$32,973	4.73%	May 2027	May 1, 2029
Total Floating Rate	$32,973	$32,973
Total	$126,849	$96,705
Fair value adjustments	(2,482)	916
Deferred financing costs, net	(1,838)	(951)
Total mortgages payable	$122,529	$96,670
(1)	ILE’s fixed rate debt represents the aggregate debt outstanding across three separate credit agreements. Of the outstanding balance, one credit agreement (“CA1”) has a balance of $6.0 million at a fixed rate of 3.50%, the second credit agreement (“CA2”) has a balance of $18.2 million at a fixed rate of 3.75%, and the third credit agreement (“CA3”) has a balance of $4.5 million at a fixed rate of 6.00%. CA1 and CA2 both mature in 2026; CA3 matures in 2028.
(2)	The loan requires monthly payments of principal and interest.
(3)	The Company sold Navigator Villas in August 2024.
(4)	The principal balance includes a $9.8 million senior loan at a fixed rate of 4.81% and a $4.3 million supplemental loan at a fixed rate of 4.96%.
(5)	The Wayford at Concord loan bears interest at the 30-day average SOFR plus 2.23%. In September 2024, the 30-day average SOFR in effect was 5.35%. SOFR rate is subject to a 2.50% rate cap through April 2025. Refer to Note 11 for further information.

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

Loss on Extinguishment of Debt and Debt Modification Costs

Upon repayment of or in conjunction with a material change (i.e., a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes-off any unamortized deferred financing costs and fair market value adjustments related to the original debt that was extinguished. Prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized would also be included within loss on extinguishment of debt and debt modification costs on the consolidated statements of operations. The Company had $0.1 million of loss on extinguishment of debt costs and no debt modification costs for both the three and nine months ended September 30, 2024. The Company had no loss on extinguishment of debt or debt modification costs during 2023.

Debt maturities

At September 30, 2024, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2024 (October 1–December 31)	$413
2025	1,859
2026	37,318
2027	1,107
2028	5,702
Thereafter	80,450
$126,849
Add: Unamortized fair value debt adjustment	(2,482)
Subtract: Deferred financing costs, net	(1,838)
Total mortgages payable	$122,529

The net book value of real estate assets providing collateral for these above borrowings, including the revolving credit facilities (refer to Note 8 for further information), was $403.9 million at September 30, 2024.

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

Fair Value of Financial Instruments

At September 30, 2024 and December 31, 2023, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due to affiliates, accounts payable, other accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities.

The carrying values and fair values of the Company’s financial instruments at September 30, 2024 and December 31, 2023 are summarized in the table below (amounts in thousands):

		September 30, 2024		December 31, 2023
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Note receivable (available for sale) (1)	Level 3	$7,800	$7,800	$—	$—

Liabilities
Mortgages payable (2)	Level 2	$124,367	$124,052	$97,621	$93,046

(1)	Represents Note B of the Pringle Loan which, due to conversion options, meets the criteria of a debt security and is considered as available for sale (refer to Note 6 for further information). The fair value of the note receivable is estimated by modeling the expected contractual cash flows required under the instrument and discounting such cash flows back to their present value using estimates of current market rates. As the estimated current market rates did not substantially differ from the discount rates originally applied, the carrying amount of the note receivable approximates its fair value. There were no purchases, sales, issuances, or settlements during the nine months ended September 30, 2024 other than the $7.8 million initial funding of the note in the first quarter 2024.
(2)	The carrying values of the mortgages payable include ($2,482) and $916 of unamortized fair value debt adjustments and exclude $1,838 and $951 of deferred financing costs at September 30, 2024 and December 31, 2023, respectively. The fair value of mortgages payable is estimated based on interest rates obtained from third party lenders for similar types of borrowing arrangements.

The Company’s operating units classified as held for sale for which it has recorded impairments, measured at fair value on a non-recurring basis, for the three and nine months ended September 30, 2024 are summarized below (amounts in thousands). The Company had no operating units classified as held for sale during the corresponding periods ended September 30, 2023.

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Investment in operating units classified as held for sale (Level 3)
Pre-impairment amount	$10,944	$12,930
Total impairments (1)	(948)	(2,079)
Fair value (2)	$9,996	$10,851
(1)	Impairment amounts are included in gain on sale and impairment of real estate investments, net in the Company’s consolidated statements of operations.
(2)	Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on the Company’s consolidated balance sheets. The estimated fair value is based on discussions with third party brokers, historical sales experience, and current market conditions.

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

At September 30, 2024, the Company had interest rate caps and swaps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying interest rate for $128.5 million of the Company’s debt. The following table summarizes the Company’s derivative financial instruments at September 30, 2024 ($ in thousands):

	Interest Rate Caps	Interest Rate Swaps
Notional balance	$145,473	$10,500
Number of instruments	2	2
Earliest maturity date	May 2025	March 2026
Latest maturity date	May 2025	August 2028

The table below presents the classification and fair value of the Company’s derivative financial instruments on the consolidated balance sheets at September 30, 2024 and December 31, 2023 (amounts in thousands):

Derivatives not designated as hedging		Fair Values of Derivative Instruments
instruments under ASC 815-20	Balance Sheet Location	September 30, 2024	December 31, 2023
Interest rate caps	Accounts receivable, prepaids and other assets	$1,438	$1,934
Interest rate swaps	Accounts receivable, prepaids and other assets	223	483

The table below presents the classification and effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands):

		The Effect of Derivative Instruments on the
		Statements of Operations
Derivatives not designated as hedging	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
instruments under ASC 815-20	Recognized in Income	2024	2023	2024	2023
Interest rate caps	Interest expense, net	$(1,578)	$(792)	$(3,184)	$(1,477)
Interest rate swaps	Interest expense, net	(310)	94	(260)	141

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

For the three and nine months ended September 30, 2024 and 2023, the Company recorded base management fees of $2.4 million and $2.0 million, and $6.6 million and $5.9 million, respectively. Commencing with the base management fee for the first quarter 2024, the Company paid, and expects to continue to pay, the base management fee to the Manager as one half (50)% in C-LTIP Units and the remainder in cash; prior to the first quarter 2024, the Company paid the base management fee to the Manager entirely through the issuance of C-LTIP Units. There have been no incentive fee expenses incurred during 2024 or the year ended December 31, 2023.

For the three and nine months ended September 30, 2024 and 2023, the Company recorded operating expense reimbursements of $1.0 million and $0.4 million, and $3.3 million and $1.1 million, respectively. Commencing with the operating expense reimbursement for the first quarter 2024, the Company paid, and expects to continue to pay, the operating expense reimbursement to the Manager entirely in cash; prior to the first quarter 2024, the Company paid the operating expense reimbursement to the Manager entirely through the issuance of C-LTIP Units. The operating expense reimbursement for each of the first three quarters of 2024 included an average reimbursement to the Manager of $0.7 million for accounting and legal services. Prior to the fourth quarter 2023, the Manager elected to not seek reimbursement for accounting and legal services during the Company’s first year of operations. In addition, for the three and nine months ended September 30, 2024 and 2023, the Company recorded direct expense reimbursements of $0.1 million and $0.1 million, and $0.3 million and $0.3 million, respectively, which were paid to the Manager in cash. Both the operating and direct expense reimbursements were recorded as part of general and administrative expenses in the Company’s consolidated statements of operations.

The table below presents the related party amounts payable to the Manager at September 30, 2024 and December 31, 2023 pursuant to the terms of the Management Agreement (amounts in thousands). The Company records these payables in due to affiliates in its consolidated balance sheets.

	September 30,	December 31,
Amounts payable to the Manager under the Management Agreement	2024	2023
Base management fee	$2,377	$2,048
Operating and direct expense reimbursements	1,140	1,365
Offering expense reimbursements	98	96
Total amounts payable to the Manager	$3,615	$3,509

At September 30, 2024 and December 31, 2023, the Company had no receivables due from any related parties.

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Company’s Series A Preferred Stock (refer to Note 13 for further information), the Company engaged a related party as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company. For the nine months ended September 30, 2024, the Company incurred $6.1 million in selling commissions and discounts and $2.6 million in dealer manager fees and discounts related to its offering of Series A Preferred Stock. In addition, the Manager was, or shall be, reimbursed for offering costs of $0.6 million in conjunction with the offering of Series A Preferred Stock during the nine months ended September 30, 2024. The selling commissions, dealer manager fees, discounts and reimbursements for offering costs were recorded as a reduction to the proceeds of the offering.

Note 13 – Stockholders’ Equity and Redeemable Preferred Stock

Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders, less dividends on restricted stock, LTIP Units and C-LTIP Units expected to vest, by the weighted average number of common shares outstanding for the period. Net income (loss) attributable to common stockholders is computed by adjusting net income (loss) for the non-forfeitable dividends paid on non-vested restricted stock, LTIP Units and C-LTIP Units.

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

The following table reconciles the components of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$3,547	$(3,618)	$(4,794)	$(10,075)
Less preferred stock dividends	(1,412)	(12)	(2,227)	(12)
Less preferred stock accretion	—	—	(181)	—
Less net income / addback net loss attributable to noncontrolling interests	(1,214)	2,562	5,471	7,144
Net income (loss) attributable to common stockholders	$921	$(1,068)	$(1,731)	$(2,943)

Weighted average common shares outstanding (1)	3,859,226	3,845,926	3,853,321	3,844,488
Potential dilutive shares (2)	11,975	—	—	—
Weighted average common shares outstanding and potential dilutive shares (1)	3,871,201	3,845,926	3,853,321	3,844,488

Net income (loss) per common share, basic	$0.24	$(0.28)	$(0.45)	$(0.77)
Net income (loss) per common share, diluted	$0.24	$(0.28)	$(0.45)	$(0.77)
(1)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.
(2)	For the three months ended September 30, 2024, potential vesting of restricted Class A common stock of 11,975 shares are included in the diluted shares calculation. For the nine months ended September 30, 2024, potential vesting of restricted Class A common stock of 3,383 shares are excluded from the diluted shares calculation as the effect is antidilutive. For the three and nine months ended September 30, 2024, potential conversion of the Series A Preferred Stock into Class A common stock of 4,142,972 shares and 2,315,348 shares, respectively, are excluded from the diluted shares calculation as the effect is antidilutive.

For the three and nine months ended September 30, 2023, (i) potential vesting of restricted Class A common stock of zero shares and 3,702 shares, respectively, are excluded from the diluted shares calculation as the effect is antidilutive, and (ii) potential conversion of the Series A Preferred Stock into Class A common stock of 44,658 shares and 12,810 shares, respectively, are excluded from the diluted shares calculation as the effect is antidilutive.

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

Series A Redeemable Preferred Stock

During the nine months ended September 30, 2024, the Company issued 3,459,331 shares of 6.0% Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) at $25.00 per share (the “Stated Value”) under its continuous registered offering with net proceeds of approximately $76.7 million after (i) commissions, dealer manager fees and sales discounts of approximately $8.7 million, and (ii) costs related to establishing the offering of Series A Preferred Stock of approximately $1.2 million. As of September 30, 2024, the Company had issued a total of 3,896,006 shares of Series A Preferred Stock with total net proceeds of approximately $85.0 million after commissions, dealer manager fees, sales discounts and offering costs. During the nine months ended September 30, 2024, the Company, at the request of holders, redeemed 6,560 shares of Series A Preferred Stock through the issuance of 9,103 shares of Class A common stock.

In November 2023, the Company announced the payment of additional contingent special daily dividends with respect to the Company’s Series A Preferred Stock. This dividend was aggregated with the regular monthly dividend so as to effect a dividend rate of two percent over the average 10-Year Daily Treasury Par Yield Curve Rate with a floor of 6% annually, calculated and paid monthly. Commencing in November 2023, the Series A Preferred Stock additional contingent special dividend was declared for each month for which the Board declared the regular monthly dividend of $0.125 per outstanding share of Series A Preferred Stock. In May 2024, the Company announced the payment of an enhanced special dividend replacing the additional contingent special daily dividend. The enhanced special dividend is aggregated with the regular monthly dividend so as to effect a dividend rate of the average one-month Term SOFR rate plus two percent, subject to a 6.5% minimum and an 8.5% maximum annual rate, calculated and paid monthly. Commencing in May 2024, the Series A Preferred enhanced special dividend was declared for each month for which the Board declared the regular monthly dividend of $0.125 per outstanding share of Series A Preferred Stock.

Class A Common Stock Repurchase Plan

On February 13, 2024, the Board authorized a stock repurchase plan for the repurchase, from time to time, of up to an aggregate of $5 million of the Company’s outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”) and subject to Rule 10b-5 of the Exchange Act. The repurchase plan has a term of one year and may be discontinued at any time. The extent to which the Company repurchases shares of its Class A common stock under the repurchase plan, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. The Company expects to repurchase shares of its Class A common stock through open market transactions, subject to market conditions, certain price limitations and other conditions established under the plan. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. As of September 30, 2024, no repurchases of Class A common stock had been made by the Company.

Operating Partnership and Long-Term Incentive Plan Units

As of September 30, 2024, limited partners other than the Company owned approximately 69.29% of the common units of the Operating Partnership (7,365,735 OP Units, or 57.09%, is held by OP Unit holders, and 1,573,575 LTIP Units, or 12.20%, is held by LTIP Unit holders, including 3.74% which are not vested as of September 30, 2024). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash. LTIP Units and C-LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock or, at the Company’s election, cash.

On February 21, 2024, the Company granted to the Manager (i) 151,600 C-LTIP Units in payment of the full base management fee of $2.0 million, and (ii) 95,204 C-LTIP Units in payment of the full operating expense reimbursement of $1.3 million, incurred for the fourth quarter 2023. On May 14, 2024, the Company granted 60,080 C-LTIP Units to the Manager in payment of one half (50)% of the total base management fee of $2.1 million incurred for the first quarter 2024. On August 8, 2024, the Company granted 58,390 C-LTIP Units to the Manager in payment of one half (50)% of the total base management fee of $2.2 million incurred for the second quarter 2024. All such C-LTIP Units were issued pursuant to the Management Agreement and were fully vested upon issuance.

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

Effective April 1, 2024, for tax efficiency purposes, the Manager forfeited 57,670 unvested LTIP Units granted to the Manager on May 25, 2023 in payment of the annual long-term incentive equity grant pursuant to the BHM Entities Plan. During the second quarter 2024, the Company reversed previously recognized compensation expense of approximately $0.3 million related to the forfeiture. Such expense reversal was recorded as part of general and administrative expenses in the Company’s consolidated statements of operations.

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

The Company recognizes compensation expense ratably over the vesting period for time-based LTIP Units based on the fair value at the date of grant. During the three and nine months ended September 30, 2024 and 2023, the Company recognized compensation expense for such LTIP Units of approximately $0.7 million and $0.7 million, and $2.0 million and $1.7 million, respectively. Such expense was recorded as part of general and administrative expenses in the Company’s consolidated statements of operations. At September 30, 2024, there was $7.8 million of total unrecognized compensation expense related to unvested LTIP Units granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 2.8 years.

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

During the three and nine months ended September 30, 2024 and 2023, the Company recognized compensation expense for all such RSGs of approximately $0.2 million and $0.05 million, and $0.4 million and $0.06 million, respectively. Such expense was recorded as part of general and administrative expenses in the Company’s consolidated statements of operations. At September 30, 2024, there was $1.4 million of total unrecognized compensation expense related to the unvested RSGs granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 2.3 years.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

Declaration Date	Record Date	Amount	Paid / Payable Date
Class A common stock Special Dividend
December 19, 2023	December 29, 2023	$1.00	January 5, 2024
Class C common stock Special Dividend
December 19, 2023	December 29, 2023	$1.00	January 5, 2024
Series A Preferred Stock (1)
October 13, 2023	December 22, 2023	$0.125	January 5, 2024
January 15, 2024	January 25, 2024	0.125	February 5, 2024
January 15, 2024	February 23, 2024	0.125	March 5, 2024
January 15, 2024	March 25, 2024	0.125	April 5, 2024
April 12, 2024	April 25, 2024	0.125	May 3, 2024
April 12, 2024	May 24, 2024	0.125	June 5, 2024
April 12, 2024	June 25, 2024	0.125	July 5, 2024
July 12, 2024	July 25, 2024	0.125	August 5, 2024
July 12, 2024	August 23, 2024	0.125	September 5, 2024
July 12, 2024	September 25, 2024	0.125	October 4, 2024
Series A Preferred Special Dividend (2)
November 7, 2023	Each day of December 1 - 31, 2023	$0.002469	January 5, 2024
January 15, 2024	Each day of January 1 - 31, 2024	0.000337	February 5, 2024
January 15, 2024	Each day of February 1 - 29, 2024	0.003458	March 5, 2024
January 15, 2024	Each day of March 1 - 31, 2024	0.004603	April 5, 2024
April 12, 2024	Each day of April 1 - 30, 2024	0.009953	May 3, 2024
Series A Preferred Enhanced Special Dividend (3)
May 3, 2024	May 24, 2024	$0.027507	June 5, 2024
May 3, 2024	June 25, 2024	0.027775	July 5, 2024
July 12, 2024	July 25, 2024	0.027862	August 5, 2024
July 12, 2024	August 23, 2024	0.027633	September 5, 2024
July 12, 2024	September 25, 2024	0.022237	October 4, 2024
(1)	Holders of record of newly issued Series A Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series A Preferred Stock was outstanding.
(2)	Holders of record of Series A Preferred Stock shares as of the close of business on each day of the applicable month were entitled to additional contingent special daily dividends for each such day, to be aggregated and payable (if at all) on the payable date, in each case equal to the amount (if any) by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average 10-year Daily Treasury Par Yield Curve Rate for the period from the 26th of the prior month to the 25th of the applicable month (as reported by the United States Department of the Treasury), plus (II) two percent, divided by (b) twelve, divided further by (c) the actual number of days in the applicable month, exceeds (ii) the quotient of (a) $0.125 divided by (b) the actual number of days in the applicable month.
(3)	Holders of record of Series A Preferred Stock shares are entitled to an enhanced special dividend, which replaces the additional contingent special daily dividends, equal to the amount by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average of the one-month Term SOFR for each day commencing on the 26th of the prior month to the 25th of the applicable month, plus (II) two percent, divided by (b) twelve, exceeds (ii) the standard monthly dividend of $0.125 per share of Series A Preferred Stock. The enhanced special dividend will be aggregated with the standard monthly dividend so as to effect a dividend rate on the Series A Preferred Stock that is subject to a 6.5% minimum and 8.5% maximum annual rate.

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate. Holders of restricted stock, OP Units, LTIP Units and C-LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of the Company’s Class A common stock.

Distributions declared and paid for the nine months ended September 30, 2024 were as follows (amounts in thousands):

	Distributions
2024	Declared	Paid
First Quarter
Class A common stock	$—	$3,871
Class C common stock	—	8
Series A Preferred Stock (1)	253	206
OP Units	—	7,366
LTIP / C-LTIP Units	—	1,143
Total First Quarter	$253	$12,594
Second Quarter
Series A Preferred Stock (1)	$562	$396
Total Second Quarter	$562	$396
Third Quarter
Series A Preferred Stock (1)	$1,412	$1,129
Total Third Quarter	$1,412	$1,129
Total	$2,227	$14,119

(1)	Series A Preferred Stock amounts include the standard dividend at an annual rate of 6.0% of the Stated Value plus any special and enhanced special dividends.

Note 14 – Commitments and Contingencies

As of September 30, 2024, the Company has contractual commitments to fund future cash obligations in certain of its loan and preferred equity investments in the aggregate of $7.8 million. In addition, the Company has made a commitment to fund the total estimated project costs of $56.9 million for the development of Abode Wendell Falls, a 170-unit build-to-rent development project in Wendell, North Carolina. As of September 30, 2024, the remaining estimated project costs to complete Abode Wendell Falls is $50.0 million.

In connection with the Company moving its New York (Manhattan) headquarters, effective on May 31, 2024, the Company and an unaffiliated third-party landlord entered into a lease for separate corporate space (the “NY Premises Lease”) located at 919 Third Avenue, New York, New York (the “Future NY Premises”). The NY Premises Lease will commence on the date the landlord makes the space available to the Company, which is the date that is the earlier of (i) the landlord delivering the space to the Company with substantially all agreed upon improvements completed, or (ii) the Company using the space to conduct business or begin its own alterations or improvements. Upon the date the lease commences, the Company will record a right-of-use asset and lease liability on its consolidated balance sheets. The Company expects the NY Premises Lease to commence in December 2024, with the Company occupying the Future NY Premises shortly thereafter.

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Note 15 – Subsequent Events

Declaration of Dividends

Declaration Date	Record Date	Amount	Paid / Payable Date
Series A Preferred Stock (1)
October 14, 2024	October 25, 2024	$0.125	November 5, 2024
October 14, 2024	November 25, 2024	0.125	December 5, 2024
October 14, 2024	December 24, 2024	0.125	January 3, 2025
Series A Preferred Enhanced Special Dividend
October 14, 2024	October 25, 2024	(2)	November 5, 2024
October 14, 2024	November 25, 2024	(2)	December 5, 2024
October 14, 2024	December 24, 2024	(2)	January 3, 2025
(1)	Holders of record of newly issued Series A Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series A Preferred Stock was outstanding.
(2)	Holders of record of Series A Preferred Stock shares are entitled to an enhanced special dividend equal to the amount by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average of the one-month Term SOFR for each day commencing on the 26th of the prior month to the 25th of the applicable month, plus (II) two percent, divided by (b) twelve, exceeds (ii) the standard monthly dividend of $0.125 per share of Series A Preferred Stock. The enhanced special dividend will be aggregated with the standard monthly dividend so as to effect a dividend rate on the Series A Preferred Stock that is subject to a 6.5% minimum and 8.5% maximum annual rate.

Distributions Paid

The following distributions were declared and/or paid to the Company’s stockholders subsequent to September 30, 2024 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distribution per Share	Total Distribution
Series A Preferred Stock (1)	July 12, 2024	September 25, 2024	October 4, 2024	$0.147237	$548
Series A Preferred Stock (1)	October 14, 2024	October 25, 2024	November 5, 2024	0.141593	576
Total					$1,124
(1)Series A Preferred Stock distribution per share amounts include the standard dividend at an annual rate of 6.0% of the Stated Value and any enhanced special dividends.

ILE Financing

On October 1, 2024, the Company, along with its unaffiliated joint venture partner, ILE, entered into a $23.0 million floating rate loan, with a portion of the proceeds used to fully pay off the outstanding balance of the Amended ILE Sunflower Credit Facility (refer to Note 8 for further information). The loan bears interest at one-month Term SOFR plus 2.85%, subject to a 6.50% rate floor, with interest-only monthly payments during the term of the loan. The loan matures on October 1, 2027 and can be prepaid in part or in whole through October 1, 2026 subject to a prepayment penalty; after such date, the loan can be prepaid without penalty.

KeyBank Credit Facility

On October 25, 2024, the Company, through a subsidiary of its Operating Partnership, entered into a credit agreement with KeyBank National Association (the “KeyBank Credit Facility”). The KeyBank Credit Facility provides for a revolving loan with a maximum commitment amount of $50.0 million. Borrowings under the KeyBank Credit Facility bear interest per annum, at the Company’s option, at SOFR (Daily Simple or Term) plus 3.60% or the base rate plus 2.50% (base rate determined by reference to the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) Adjusted Term SOFR for a one-month interest period plus 1.00%). The Company pays a fee on the unused portion of the KeyBank Credit Facility at an annual rate of 0.30%. The KeyBank Credit Facility matures on October 25, 2026; however, borrowings under the KeyBank Credit Facility mature one-year from the date of funding, subject to certain minimum paydowns, and timing of such paydowns, pursuant to the terms of the KeyBank Credit Facility. Borrowings can be prepaid, in whole or in part, without premium or penalty.

Acquisition of Amira at Westly

On October 31, 2024, the Company, through BR Amira DST, a Delaware statutory trust and a wholly owned subsidiary of its Operating Partnership (the “Amira DST”), acquired a 408-unit single-family residential community located in Tampa, Florida known as Amira at Westly. The purchase price of $103.0 million was funded with (i) a $56.7 million senior loan secured by Amira at Westly, (ii) borrowings of $36.0 million on the KeyBank Credit Facility, and (iii) cash of $14.5 million funded by the Company, inclusive of certain adjustments typical in such real estate transactions. Amira at Westly is the first property acquired by the Company through a Delaware statutory trust to be part of a private placement offering through which interests in the Amira DST will be issued to third party accredited investors therein (as further described below).

Following the acquisition of Amira at Westly, the organizational structure with respect to the ownership of Amira at Westly is such that Amira at Westly is owned by the Amira DST, and the Amira DST is wholly owned by BHM Amira Investment Co, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Operating Partnership (“BHM Amira Investment Co”). BHM Amira Investment Co initially owns all Class 2 DST Interests in the Amira DST, which will be redeemed over time to permit the issuance of Class 1 DST Interests in the Amira DST to third party accredited investors therein as part of a private placement offering. Amira at Westly is subject to a Master Lease Agreement with BHM Amira Leaseco, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Operating Partnership (“BHM Amira Leaseco”), pursuant to which the Company, through BHM Amira Leaseco, receives and is obligated to pay rent received from Amira at Westly to the Amira DST.

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

As of September 30, 2024, we held twenty real estate investments, consisting of twelve consolidated investments and eight preferred equity and loan investments. The twenty investments represent an aggregate of 4,000 residential units, comprised of 2,742 consolidated units, of which 170 units are under development, and 1,258 units through preferred equity and loan investments, which includes planned units and those under development. As of September 30, 2024, our consolidated operating investments were approximately 90.5% occupied; excluding units classified as held for sale and down/renovation units, our consolidated operating investments were approximately 94.3% occupied.

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

Inflation and Related Economic Volatility

While inflationary pressures have shown signs of moderation, including a 50-basis point reduction in interest rates by the Federal Reserve in September 2024, we continue to monitor inflation and interest rates and resulting economic changes in credit and capital markets. Inflation and its related impacts, including increased prices for services and goods and higher interest rates and wages, and any policy interventions by the U.S. government, could negatively impact our residents’ ability to pay rents and our results of operations. Substantially all our leases are for a term of one year or less, which we believe mitigates our exposure to inflation, by permitting us to set rents commensurate with inflation (subject to rent regulations to the extent they apply and assuming our current or prospective residents will accept and can pay commensurate increased rents, of which there can be no assurance). Inflation could outpace any increases in rent and adversely affect us. We may not be able to mitigate the effects of inflation and related impacts, and the duration and extent of any prolonged periods of inflation, and any such related adverse effects on our results of operations and financial condition are unknown at this time. Inflation may also cause increased volatility in financial markets, which could affect our ability to access the capital markets or impact the cost or timing at which we are able to do so. Inflation may also increase the costs to complete our development projects, including costs of materials, labor and services from third-party contractors and suppliers. Higher construction costs could adversely impact our investments in real estate assets and our expected yields on development projects.

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

Other Significant Developments

Investment Activity Summary

Provided below is a summary of our investment activity during the nine months ended September 30, 2024:

Acquisition of Villas at Huffmeister

On March 25, 2024, we, through a 95% owned joint venture entity, acquired a 294-unit single-family residential community located in Houston, Texas known as Villas at Huffmeister. The purchase price of $41.2 million was funded with a $24.3 million senior loan assumption secured by Villas at Huffmeister, along with cash of $18.1 million that we funded, inclusive of certain adjustments typical in such real estate transactions.

Indigo Cove Interests

On June 27, 2024, we entered into a joint venture agreement with an unaffiliated third party (the “Indigo JV”) to develop approximately 82 build-to-rent, single-family residential units in Bluffton, South Carolina. We made a commitment to invest $5.3 million for preferred equity interests in the Indigo JV, of which $3.0 million had been funded as of September 30, 2024. We earn an accrued return on our outstanding capital contributions at a rate of 17.0% per annum compounded monthly, subject to a minimum return, with preferred return payments commencing in December 2025 contingent upon the property generating cash flows in excess of operating costs.

Acquisition of Avenue at Timberlin Park

On July 31, 2024, we acquired a 200-unit single-family residential community located in Jacksonville, Florida known as Avenue at Timberlin Park. We have a full ownership interest in the community, and the purchase price of $33.8 million was funded with a $23.7 million senior loan secured by Avenue at Timberlin Park, along with cash of $12.9 million that we funded, inclusive of certain adjustments typical in such real estate transactions.

Sale of Navigator Villas

Prior to the sale of the property, and to effectuate a tax-deferred exchange under Section 1031 of the Code, we purchased our joint venture partner’s interest in Navigator Villas for $2.9 million, inclusive of estimated post-close adjustments. On August 7, 2024, we closed on the sale of Navigator Villas located in Pasco, Washington for a sale price of $36.4 million, subject to certain prorations and adjustments typical in such real estate transactions. After deductions for the payoff of existing mortgage indebtedness encumbering the property in the amount of $19.5 million, the purchase price of the joint venture partner’s interest, the payment of early extinguishment of debt costs, and closing costs and fees, the sale of Navigator Villas generated net proceeds of approximately $12.7 million and a gain on sale of approximately $10.0 million. We recorded a loss on extinguishment of debt of $0.1 million related to the sale.

Sale of Consolidated Operating Units

We closed on the following sales: one unit in the ILE portfolio, seven units in the Indy-Springfield portfolio, nine units in the Peak JV 2 portfolio, and thirty-four units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sales agreements. The fifty-one units were sold for an aggregate of approximately $8.9 million, subject to certain prorations and adjustments typical in such real estate transactions, and generated net proceeds of approximately $8.4 million and a gain on sales of approximately $0.9 million.

Loan Investments

We (i) provided funding in the aggregate amount of $24.6 million for the Wayford at Pringle loan investment, with a remaining commitment of $5.5 million to be funded, and (ii) received a full pay off on The Woods at Forest Hill loan investment in the aggregate amount of $8.5 million, which included principal investment of $8.3 million and accrued interest of $0.2 million.

Preferred Equity Investments

Our remaining preferred equity investment in the operating partnership of Peak Housing REIT was fully redeemed in the aggregate amount of $11.2 million, which included our principal investment of $10.6 million and accrued preferred return of $0.6 million. In addition, our preferred equity investment in The Woods at Forest Hill was partially redeemed in the aggregate amount of $3.8 million, which included principal investment of $2.1 million, accrued preferred return of $1.1 million, and a minimum multiple payment of $0.6 million.

Held for Sale

At September 30, 2024, we classified an aggregate of 207 units as held for sale in our consolidated balance sheets, and for the three and nine months ended September 30, 2024, we recorded an impairment of $0.9 million and $2.1 million, respectively, related to held for sale units which is included in gain on sale and impairment of real estate investments, net in our consolidated statements of operations. The 207 units classified as held for sale are included in the following portfolios: 4 units of ILE, 41 units of Indy-Springfield, 46 units of Peak JV 2, and all 116 units of Peak JV 3. These units were identified based on submarket analysis and individual unit-level operational review. Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on our consolidated balance sheets.

Series A Redeemable Preferred Stock

During the nine months ended September 30, 2024, we issued 3,459,331 shares of 6.0% Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) at $25.00 per share (the “Stated Value”) under a continuous registered offering with net proceeds of approximately $76.7 million after (i) commissions, dealer manager fees and sales discounts of approximately $8.7 million, and (ii) costs related to establishing the offering of Series A Preferred Stock of approximately $1.2 million. As of September 30, 2024, we had issued a total of 3,896,006 shares of Series A Preferred Stock with total net proceeds of approximately $85.0 million after commissions, dealer manager fees, sales discounts and offering costs. During the nine months ended September 30, 2024, we, at the request of holders, redeemed 6,560 shares of Series A Preferred Stock through the issuance of 9,103 shares of Class A common stock.

In November 2023, we announced the payment of additional contingent special daily dividends with respect to our Series A Preferred Stock. This dividend was aggregated with the regular monthly dividend so as to effect a dividend rate of two percent over the average 10-Year Daily Treasury Par Yield Curve Rate with a floor of 6% annually, calculated and paid monthly. Commencing in November 2023, the Series A Preferred Stock additional contingent special dividend was declared for each month for which the Board declared the regular monthly dividend of $0.125 per outstanding share of Series A Preferred Stock. In May 2024, we announced the payment of an enhanced special dividend replacing the additional contingent special daily dividend. The enhanced special dividend is aggregated with the regular monthly dividend so as to effect a dividend rate of the average one-month Term SOFR rate plus two percent, subject to a 6.5% minimum and an 8.5% maximum annual rate, calculated and paid monthly. Commencing in May 2024, the Series A Preferred enhanced special dividend was declared for each month for which the Board declared the regular monthly dividend of $0.125 per outstanding share of Series A Preferred Stock.

Stockholders’ Equity

Our total stockholders’ equity decreased $4.5 million from $147.4 million as of December 31, 2023 to $142.9 million as of September 30, 2024. The decrease in our total stockholders’ equity is primarily attributable to $2.2 million related to the acquisition of noncontrolling interests, preferred dividends declared of $2.2 million, and an adjustment of $0.9 million for noncontrolling interest ownership in the Operating Partnership, partially offset by net income of $0.7 million.

Results of Operations

The following is a summary of our consolidated real estate investments as of September 30, 2024:

								Occupancy –
								Excluding Held
		Number of	Average	Ownership	Average		Occupancy –	for Sale/Reno
Operating Investment Name	Market / Location	Units (1)	Year Built	Interest	Rent (2)		All Units (3)	Units (4)
Avenue at Timberlin Park	Jacksonville, FL	200	2001	100%	$1,620		94.5%	95.0%
Ballast	AZ / CO / WA	84	1998	95%	2,104		90.5%	90.5%
Golden Pacific	IN / KS / MO	169	1977	97%	1,775		91.7%	91.7%
ILE	TX / SE US	481	1991	95%	1,872		92.9%	93.7%
Indy-Springfield	IN / MO	327	1999	100%	1,326		91.1%	94.1%
Peak JV 2	Various / TX	587	1980	80%	1,313		85.2%	93.1%
Peak JV 3	Dallas-Fort Worth, TX	116	1960	56%	1,266		64.7%	—
Savannah-84	Savannah, GA	84	2022	100%	1,801		97.6%	97.6%
Villas at Huffmeister	Houston, TX	294	2007	95%	1,540		96.6%	96.9%
Wayford at Concord	Concord, NC	150	2019	83%	2,184		94.7%	95.3%
Yauger Park Villas	Olympia, WA	80	2010	95%	2,418		100.0%	100.0%
Total Operating Units / Average		2,572			$1,635	(5)	90.5%	94.3%

Development Investment Name
Abode Wendell Fall (6)	Wendell, NC	170	—	100%	—		—	—
Total Development Units		170
Total Units		2,742
(1)	Total operating units includes an aggregate of 207 units classified as held for sale, with such units included in the following portfolios: 4 units of ILE, 41 units of Indy-Springfield, 46 units of Peak JV 2, and all 116 units of Peak JV 3.
(2)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the three months ended September 30, 2024.
(3)	Percent occupied is calculated as (i) the number of units occupied as of September 30, 2024 divided by (ii) total number of units, expressed as a percentage.
(4)	Percent occupied is calculated as (i) the number of units occupied as of September 30, 2024 divided by (ii) total number of units, expressed as a percentage, and excludes 207 units classified as held for sale and an aggregate of 11 down/renovation units.
(5)	Total average rent includes the ending average effective rent per occupied unit for Navigator Villas as of the last day of July 2024. Navigator Villas was sold in August 2024.
(6)	Abode Wendell Falls is a build-to-rent development project expected to commence construction in the fourth quarter 2024. The total estimated project cost is $56.9 million, of which $6.9 million had been incurred as of September 30, 2024.

The following is a summary of our consolidated operational results for the three and nine months ended September 30, 2024 and 2023 ($ in thousands, except average rental rates):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Variance		2024	2023	Variance
Rental and other property revenues	$11,976	$10,183	17.6%		$34,670	$30,591	13.3%
Property operating expenses	$6,434	$5,094	26.3%		$17,391	$14,233	22.2%
Net operating income	$5,542	$5,089	8.9%		$17,279	$16,358	5.6%
Average occupancy percentage (1)(2)	90.9%	91.1%	(20)	bps	91.9%	91.9%	—
Average rental rate (2)(3)	$1,635	$1,581	3.4%		$1,617	$1,560	3.7%
(1)	Represents the average of the ending occupancy as of the last day of each month in the period presented for all units in our consolidated portfolio.
(2)	Amounts presented for the periods ended September 30, 2024 include Navigator Villas through July 2024. Navigator Villas was sold in August 2024.
(3)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the period presented.

The following is a summary of our preferred equity and loan investments as of September 30, 2024:

			Total Actual /		Actual /	Actual /	Actual /
		Actual /	Estimated		Estimated	Estimated	Estimated		Estimated
		Planned	Construction	Cost to Date	Construction	Initial	Construction		Average
Lease-up Investment Name	Location / Market	Number of Units	Cost (in millions)	(in millions)	Cost Per Unit	Occupancy	Completion	% Occupied	Rent (1)
The Woods at Forest Hill (2)	Forest Hill, TX	18	$17.1	$17.1	$225,000	4Q 2022	3Q 2023	72.2%	$1,625
Willow Park	Willow Park, TX	58	17.1	17.1	294,828	2Q 2022	3Q 2023	79.3%	2,362
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	63.2	63.2	214,966	2Q 2023	4Q 2023	77.9%	1,743
The Cottage of Port St. Lucie	Port St. Lucie, FL	286	69.6	69.3	243,357	2Q 2023	2Q 2024	78.7%	2,133
Chandler (3)	Chandler, AZ	208	48.2	45.9	231,731	2Q 2024	3Q 2024	29.8%	1,920
Wayford at Pringle (4)(5)	Charlotte, NC	102	37.2	31.6	364,706	1Q 2024	4Q 2024	60.8%	2,453
Wayford at Innovation Park (6)	Charlotte, NC	210	62.0	54.7	295,238	3Q 2023	1Q 2025	50.0%	1,994
Total Lease-up Units		1,176

Development Investment Name
Indigo Cove (7)	Bluffton, SC	82	30.2	7.0	368,293	4Q 2025	1Q 2026	—	3,095
Total Development Units		82
Total Units/Average		1,258							$2,073
(1)	Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization.
(2)	The Woods at Forest Hill unit count decreased from 76 units at December 31, 2023 to 18 units at September 30, 2024 resulting from the sales of 58 units during the nine months ended September 30, 2024. Proceeds from the sales of these units were used to fully pay off our loan investment, and partially redeem our preferred equity investment, in The Woods at Forest Hill. Construction cost amounts shown are based on the initial 76 units. Refer to Note 6 and Note 7 of our consolidated financial statements for further information.
(3)	Chandler commenced lease-up in June 2024.
(4)	Wayford at Pringle is a loan investment for which we disburse loan proceeds to the borrower for unit acquisitions upon construction completion. Of the total 102 build-to-rent units that are to be acquired, construction of 85 units was completed during the nine months ended September 30, 2024 for which we provided the borrower with loan proceeds for their acquisition. The cost to date amount represents outlays related to completed units and those under construction, and we estimate that all units will be completed and acquired, and our loan commitment fully funded, by the end of 2024. Refer to Note 6 of our consolidated financial statements for further information.
(5)	Wayford at Pringle commenced lease-up in February 2024.
(6)	Wayford at Innovation Park commenced lease-up in August 2023.
(7)	Indigo Cove had not commenced lease-up as of September 30, 2024.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenue

Rental and other property revenues increased $1.8 million, or 18%, to $12.0 million for the three months ended September 30, 2024 as compared to $10.2 million for the same prior year period. The increase was primarily due to: (i) the acquisition of 294 units at Villas at Huffmeister during the first quarter 2024 and 200 units at Avenue at Timberlin Park during the third quarter 2024, and (ii) rental rate improvements from our active management and organic market rent growth. The increase was partially offset by the sale of 176 units at Navigator Villas and 95 single family units in our portfolio since July 1, 2023.

Our average rent per occupied unit increased $54, or 3.4%, to $1,635 as compared to $1,581 during the prior year period. Average occupancy decreased 20 basis points from 91.1% to 90.9% on a year over year basis.

Interest income from loan investments amounted to $0.7 million for the three months ended September 30, 2024 as compared to zero for the same prior year period due to three new loan investments since the fourth quarter 2023. We did not have any loan investments during the three months ended September 30, 2023.

Expenses

Property operating expenses increased $1.3 million, or 25%, to $6.4 million for the three months ended September 30, 2024 as compared to $5.1 million for the same prior year period. The increase was primarily due to: (i) the acquisition of 294 units at Villas at Huffmeister during the first quarter 2024 and 200 units at Avenue at Timberlin Park during the third quarter 2024, and (ii) an increase in turnover expenses subsequent to initial renovation completed in previous years. The increase was partially offset by the sale of 176 units at Navigator Villas and 95 single-family units since July 1, 2023. Property operating expenses consist of controllable (payroll, repairs and maintenance, turnover, administrative, advertising, and utilities) and non-controllable (real estate taxes and insurance) expenses. Controllable expenses were $3.5 million and $2.6 million, and non-controllable expenses were $2.9 million and $2.5 million, for the three months ended September 30, 2024 and 2023, respectively.

Property management and asset management fee expenses were $1.2 million for the three months ended September 30, 2024 as compared to $1.1 million for the same prior year period. Property management fees are based on a stated percentage of property revenues and asset management fees are based on a stated percentage of capital contributions or assets under management, where applicable.

General and administrative expenses amounted to $2.5 million for the three months ended September 30, 2024 as compared to $1.7 million for the same prior year period. Of the $2.5 million total expense for the three months ended September 30, 2024, $1.5 million related to direct costs incurred by us, while the remaining $1.0 million related to the operating expense reimbursement to our Manager, which includes rent, utilities, and IT expenses. The expense reimbursement to our Manager also included a $0.7 million reimbursement for accounting and legal services. Prior to the fourth quarter 2023, the Manager elected to not seek reimbursement for legal and accounting services during our first year of operations. For the third quarter 2024, we will pay the full operating expense reimbursement of $1.0 million to the Manager in cash; for the same prior year period, we paid the full operating expense reimbursement of $0.4 million to the Manager through the issuance of C-LTIP Units.

Management fees to related party amounted to $2.4 million for the three months ended September 30, 2024 as compared to $2.0 million for the same prior year period. The increase was due to an increase in equity primarily from our continuous registered offering of Series A Preferred Stock, which began in the third quarter of 2023. For the third quarter 2024, we will pay the base management fee of $2.4 million to the Manager as one half (50%) in C-LTIP Units and the remainder in cash; for the same prior year period, we paid the full base management fee of $2.0 million to the Manager through the issuance of C-LTIP Units.

Weather-related losses amounted to $0.2 million for the three months ended September 30, 2024 as compared to zero for the same prior year period. The 2024 expense primarily relates to hurricane damage in Texas.

Depreciation and amortization expenses were $4.9 million for the three months ended September 30, 2024 as compared to $4.1 million for the same prior year period, with the increase primarily attributable to the acquisition of Villas at Huffmeister during the first quarter 2024.

Other Income and Expense

Other income and expense amounted to income of $8.4 million for the three months ended September 30, 2024 as compared to income of $0.2 million for the same prior year period. This was due to a $10.3 million increase in gain on sales of real estate investments and a $0.6 million increase in interest income from our short-term cash investments. These income sources were partially offset by a $1.7 million net increase in interest expense primarily attributable to a decrease in the fair value of the interest rate caps and swaps and an increase in the outstanding debt to $231.8 million at September 30, 2024 as compared to $167.1 million at September 30, 2023 and a $1.0 million impairment on real estate.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenue

Rental and other property revenues increased $4.1 million, or 13%, to $34.7 million for the nine months ended September 30, 2024 as compared to $30.6 million for the same prior year period. The increase was primarily due to: (i) the acquisition of 294 units at Villas at Huffmeister during the first quarter 2024 and 200 units at Avenue at Timberlin Park during the third quarter 2024, and (ii) rental rate improvements from our active management and organic market rent growth. The increase was partially offset by the sale of 176 units of Navigator Villas and 104 single-family units in our portfolio since January 1, 2023.

Our average rent per occupied unit increased $57, or 3.7%, to $1,617 as compared to $1,560 during the prior year period. Average occupancy remained consistent at 91.9% on a year over year basis.

Interest income from loan investments amounted to $1.7 million for the nine months ended September 30, 2024 as compared to zero for the same prior year period due to three new loan investments since the fourth quarter 2023. We did not have any loan investments during the nine months ended September 30, 2023.

Expenses

Property operating expenses increased $3.2 million, or 23%, to $17.4 million for the nine months ended September 30, 2024 as compared to $14.2 million for the same prior year period. The increase was primarily due to: (i) the acquisition of 294 units at Villas at Huffmeister during the first quarter 2024 and 200 units at Avenue at Timberlin Park during the third quarter 2024, and (ii) an increase in turnover expenses subsequent to initial renovation completed in previous years. The increase was partially offset by the sale of 176 units at Navigator Villas and 104 single-family units since January 1, 2023. Property operating expenses consist of controllable (payroll, repairs and maintenance, turnover, administrative, advertising, and utilities) and non-controllable (real estate taxes and insurance) expenses. Controllable expenses were $9.2 million and $6.8 million, and non-controllable expenses were $8.2 million and $7.4 million, for the nine months ended September 30, 2024 and 2023, respectively.

Property management and asset management fee expenses were $3.5 million for the nine months ended September 30, 2024 as compared to $3.3 million for the same prior year period. Property management fees are based on a stated percentage of property revenues and asset management fees are based on a stated percentage of capital contributions or assets under management, where applicable.

General and administrative expenses amounted to $7.8 million for the nine months ended September 30, 2024 as compared to $5.5 million for the same prior year period. Of the $7.8 million total expense for the nine months ended September 30, 2024, $4.5 million related to direct costs incurred by us, while the remaining $3.3 million related to the operating expense reimbursement to our Manager, which includes rent, utilities, and IT expenses. The expense reimbursement to our Manager also included a $2.2 million reimbursement for accounting and legal services. Prior to the fourth quarter 2023, the Manager elected to not seek reimbursement for legal and accounting services during our first year of operations. Commencing with the operating expense reimbursement for the first quarter 2024, we paid, and expect to continue to pay, the operating expense reimbursement to the Manager entirely in cash; prior to the first quarter 2024, we paid the full operating expense reimbursement to the Manager through the issuance of C-LTIP Units.

Management fees to related party amounted to $6.6 million for the nine months ended September 30, 2024 as compared to $5.9 million for the same prior year period. The increase was due to an increase in equity primarily from our continuous registered offering of Series A Preferred Stock, which began in the third quarter of 2023. Commencing with the base management fee for the first quarter 2024, we paid, and expect to continue to pay, the base management fee to the Manager as one half (50%) in C-LTIP Units and the remainder in cash; prior to the first quarter 2024, we paid the full base management fee to the Manager through the issuance of C-LTIP Units.

Acquisition and other transaction costs amounted to zero for the nine months ended September 30, 2024 as compared to $1.8 million for the same prior year period. Acquisition costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods. The 2023 expense primarily relates to the transition of property management services for over 1,000 homes.

Weather-related losses amounted to $0.2 million for the nine months ended September 30, 2024 as compared to zero for the same prior year period. The 2024 expense primarily relates to hurricane damage in Texas.

Depreciation and amortization expenses were $13.7 million for the nine months ended September 30, 2024 as compared to $12.1 million for the same prior year period, with the increase primarily attributable to the acquisition of Villas at Huffmeister during the first quarter 2024.

Other Income and Expense

Other income and expense amounted to income of $8.0 million for the nine months ended September 30, 2024 as compared to income of $2.1 million for the same prior year period. This was due to a $10.3 million increase in gain on sales of real estate investments and a $2.2 million increase in interest income from our short-term cash investments. These income sources were partially offset by a $4.1 million net increase in interest expense primarily attributable to a decrease in the fair value of the interest rate caps and swaps and an increase in the outstanding debt to $231.8 million at September 30, 2024 as compared to $153.2 million at December 31, 2022, a $2.2 million impairment on real estate, and a $0.3 million increase in provision for credit losses.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net income (loss) attributable to common stockholders together with a reconciliation to NOI, as computed in accordance with GAAP, for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	$921	$(1,068)	$(1,731)	$(2,943)
Add back: Net income (loss) attributable to Operating Partnership Units	2,010	(2,142)	(3,695)	(5,780)
Net income (loss) attributable to common stockholders and unit holders	2,931	(3,210)	(5,426)	(8,723)
Net loss attributable to partially owned properties’ noncontrolling interests	(796)	(420)	(1,776)	(1,364)
Real estate depreciation and amortization	4,851	4,062	13,604	11,975
Non-real estate depreciation and amortization	35	45	118	158
Non-cash interest expense	450	830	1,116	1,945
Unrealized loss on derivatives	1,888	698	3,444	1,336
Provision for credit losses	48	37	214	63
Property management and asset management fees	1,181	1,113	3,472	3,308
Management fees to related party	2,377	1,993	6,621	5,875
Acquisition and other transaction costs	17	7	21	1,787
Corporate operating expenses	2,448	1,668	7,746	5,423
Weather-related losses, net	178	—	178	(17)
Loss on extinguishment of debt costs	118	—	118	—
Interest income	(1,585)	(923)	(3,918)	(1,665)
Preferred stock dividends	1,412	12	2,227	12
Preferred stock accretion	—	—	181	—
Other (income) expense, net	(166)	165	(106)	121
Income from preferred equity investments	(2,721)	(2,959)	(8,308)	(8,649)
Interest income from loan investments	(730)	—	(1,735)	—
Gain on sale and impairment of real estate investments, net	(9,304)	—	(8,770)	(661)
Total property income	2,632	3,118	9,021	10,924
Add back: Interest expense	2,910	1,971	8,258	5,434
Net operating income	$5,542	$5,089	$17,279	$16,358

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

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our short-term liquidity needs could be affected by various risks and uncertainties, including the risks detailed in Part I, Item 1A titled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 12, 2024. While consolidated occupancy excluding units classified as held for sale and down/renovation units remains strong at 94.3% as of September 30, 2024, in future periods we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants.

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

We believe we will be able to meet our primary liquidity requirements going forward through, among other sources:

●	$155.1 million in cash available at September 30, 2024;
●	capacity of $65 million, of which approximately $13 million was available at September 30, 2024, on our revolving credit facilities;
●	proceeds from future mortgage debt financings for acquisitions and/or development projects;
●	cash generated from operating activities; and
●	proceeds from the offering of our Series A Preferred Stock and potential offerings of common and preferred stock, as well as issuances of units of limited partnership interest in our Operating Partnership (“OP Units”).

The following table summarizes our contractual obligations as of September 30, 2024 related to our mortgage notes secured by our properties and revolving credit facilities. At September 30, 2024, our estimated future required payments on these obligations were as follows (amounts in thousands):

	Total	2024	2025-2026	2027-2028	Thereafter
Mortgages Payable (Principal)	$126,849	$413	$39,177	$6,809	$80,450
Revolving Credit Facilities	105,000	20,000	85,000	—	—
Estimated Interest Payments on Mortgages Payable and Revolving Credit Facilities	29,808	3,513	13,741	9,934	2,620
Total	$261,657	$23,926	$137,918	$16,743	$83,070

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

As of September 30, 2024, we have contractual commitments to fund future cash obligations in certain of our loan and preferred equity investments in the aggregate of $7.8 million. In addition, we have made a commitment to fund the total estimated project costs of $56.9 million for the development of Abode Wendell Falls, a 170-unit build-to-rent development project in Wendell, North Carolina. As of September 30, 2024, the remaining estimated project costs to complete Abode Wendell Falls is $50.0 million.

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

On February 13, 2024, our board of directors (the “Board”) authorized a stock repurchase plan for the repurchase, from time to time, of up to an aggregate of $5 million of our outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”) and subject to Rule 10b-5 of the Exchange Act. The repurchase plan has a term of one year and may be discontinued at any time. The extent to which we repurchase shares of our Class A common stock under the repurchase plan, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. We expect to repurchase shares of our Class A common stock through open market transactions subject to market conditions, certain price limitations and other conditions established under the plan. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. As of September 30, 2024, we had not made any repurchases of our Class A common stock.

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

As we did in the nine months ended September 30, 2024, we may also selectively sell consolidated operating assets at appropriate times, which would be expected to generate cash sources for both our short-term and long-term liquidity needs.

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We believe our revolving credit facilities will serve as our primary debt source that will continue to enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. In addition to restrictive covenants, our revolving credit facilities contain material financial covenants. At September 30, 2024, we were in compliance with all covenants under our credit facilities. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain a distribution on our Series A Preferred Stock in accordance with the terms which require monthly dividends. While our distributions through September 30, 2024 have been paid from cash flow from operations and in accordance with our policy, distributions in the future may be paid from cash flow from operations, proceeds from the offering of our Series A Preferred Stock, the sales of assets, and additional sources, such as from borrowings.

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

We also have preferred equity interests in properties that are in various stages of development and in lease-up, and our preferred equity investments are structured to provide a current and/or accrued preferred return during all phases. Each joint venture in which we own a preferred equity interest is required to redeem our preferred equity interests, plus any accrued preferred return, based on a fixed maturity date, generally in relation to the property’s construction loan or mortgage loan maturity. Upon redemption of the preferred equity interests, our income, FFO, CFFO and cash flows could be reduced below the preferred returns currently being recognized. Alternatively, if the joint ventures do not redeem our preferred equity interest when required, our income, FFO, CFFO and cash flows could be reduced if the development project does not produce sufficient cash flow to pays its operating expenses, debt service and preferred return obligations. As we evaluate our capital position and capital allocation strategy, we may consider alternative means of financing our development loan and preferred equity investment activities at the subsidiary level.

Off-Balance Sheet Arrangements

As of September 30, 2024, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. At September 30, 2024, we own interests in six joint ventures that are accounted for as held to maturity debt securities.

Cash Flows from Operating Activities

As of September 30, 2024, we held twenty real estate investments, consisting of twelve consolidated investments and eight preferred equity and loan investments, with the twenty investments representing an aggregate of 4,000 residential units. During the nine months ended September 30, 2024, net cash provided by operating activities was $4.1 million after net loss of $4.8 million was adjusted for the following:

●	non-cash items of $9.4 million;
●	an increase in accounts payable and other accrued liabilities of $3.2 million;
●	distributions of income and income from preferred equity investments of $2.1 million; and
●	an increase in due to affiliates, net of $0.1 million; offset by:
●	an increase in accounts receivable, prepaids and other assets of $5.2 million; and
●	an increase in notes and accrued interest receivable of $0.7 million.

Cash Flows from Investing Activities

During the nine months ended September 30, 2024, net cash used in investing activities was $22.4 million, primarily due to the following:

●	$51.5 million used in acquiring consolidated real estate investments;
●	$24.6 million used in investments in notes receivable;
●	$5.9 million used on capital expenditures;
●	$3.0 million used in investments in preferred equity investments; and
●	$2.7 million paid for an interest rate cap; offset by:
●	$44.0 million of proceeds from sales of real estate investments;
●	$12.8 million of proceeds from the redemption of preferred equity investments;
●	$8.3 million of repayments of notes receivable; and
●	$0.1 million of insurance proceeds related to real estate investments.

Cash Flows from Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $96.8 million, due to the following:

●	net proceeds of $76.7 million from the issuance of shares of Series A Preferred Stock;
●	$35.0 million of proceeds from revolving credit facilities;
●	$23.7 million of borrowings on mortgages payable; and
●	$1.0 million of contributions from noncontrolling interests; offset by:
●	$21.3 million of repayments on our mortgages payable including prepayment penalties;
●	$8.5 million of distributions to noncontrolling interests;
●	$3.9 million of distributions to common stockholders;
●	$2.6 million used in the purchase of interests from noncontrolling interests;
●	$1.7 million of distributions to preferred stockholders;
●	$1.5 million of payments of deferred financing fees; and
●	$0.1 million of distributions paid to partially owned properties’ noncontrolling interests.

Capital Expenditures

The following table summarizes our total capital expenditures for the nine months ended September 30, 2024 and 2023 (amounts in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Redevelopment/renovations	$2,568	$3,917
Routine capital expenditures	2,939	2,268
Normally recurring capital expenditures	470	314
Total capital expenditures	$5,977	$6,499

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

FFO attributable to common stockholders and unit holders is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. We define FFO, consistent with the NAREIT definition, as net income (loss), computed in accordance with GAAP, excluding gains or losses on sales of depreciable real estate property, plus depreciation and amortization of real estate assets, plus impairment write-downs of certain real estate assets and investments in entities where the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Adjustments for notes receivable, preferred equity investments and joint ventures will be calculated to reflect FFO on the same basis.

CFFO makes certain adjustments to FFO, removing the effect of items that do not reflect ongoing property operations such as acquisition and other transaction costs, non-cash interest, unrealized gains or losses on derivatives, provision for (recovery of) credit losses, losses on extinguishment of debt and debt modification costs (includes prepayment penalties incurred and the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt), one-time weather-related costs, equity compensation expense, and preferred stock accretion. We believe that CFFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core recurring property operations. As a result, we believe that CFFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential.

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

The table below presents our calculation of FFO and CFFO for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	$921	$(1,068)	$(1,731)	$(2,943)
Add back: Net income (loss) attributable to Operating Partnership Units	2,010	(2,142)	(3,695)	(5,780)
Net income (loss) attributable to common stockholders and unit holders	2,931	(3,210)	(5,426)	(8,723)

Real estate depreciation and amortization	4,851	4,062	13,604	11,975
Gain on sale and impairment of real estate investments, net	(9,304)	—	(8,770)	(661)
Adjustment for partially owned properties’ noncontrolling interests	(573)	(422)	(1,500)	(1,230)
FFO attributable to common stockholders and unit holders	(2,095)	430	(2,092)	1,361

Acquisition and other transaction costs	17	7	21	1,787
Non-cash interest expense	450	830	1,116	1,945
Unrealized loss on derivatives	1,888	698	3,444	1,336
Provision for credit losses	48	37	214	63
Weather-related losses, net	178	—	178	(17)
Loss on extinguishment of debt costs	118	—	118	—
Non-real estate depreciation and amortization	35	45	118	158
Other (income) expense, net	(166)	165	(106)	121
Non-cash equity compensation	2,068	3,097	5,747	8,993
Preferred stock accretion	—	—	181	—
Adjustment for partially owned properties’ noncontrolling interests	(112)	(45)	(244)	(478)
CFFO attributable to common stockholders and unit holders	$2,429	$5,264	$8,695	$15,269

Per Share and Unit Information:
FFO attributable to common stockholders and unit holders - diluted	$(0.17)	$0.04	$(0.17)	$0.12
CFFO attributable to common stockholders and unit holders - diluted	$0.20	$0.45	$0.71	$1.33

Weighted average common shares and units outstanding - diluted	12,324,022	11,566,742	12,180,721	11,449,459

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

Distributions

Declaration Date	Record Date	Amount	Paid / Payable Date
Class A common stock Special Dividend
December 19, 2023	December 29, 2023	$1.00	January 5, 2024
Class C common stock Special Dividend
December 19, 2023	December 29, 2023	$1.00	January 5, 2024
Series A Preferred Stock (1)
October 13, 2023	December 22, 2023	$0.125	January 5, 2024
January 15, 2024	January 25, 2024	0.125	February 5, 2024
January 15, 2024	February 23, 2024	0.125	March 5, 2024
January 15, 2024	March 25, 2024	0.125	April 5, 2024
April 12, 2024	April 25, 2024	0.125	May 3, 2024
April 12, 2024	May 24, 2024	0.125	June 5, 2024
April 12, 2024	June 25, 2024	0.125	July 5, 2024
July 12, 2024	July 25, 2024	0.125	August 5, 2024
July 12, 2024	August 23, 2024	0.125	September 5, 2024
July 12, 2024	September 25, 2024	0.125	October 4, 2024
Series A Preferred Special Dividend (2)
November 7, 2023	Each day of December 1 - 31, 2023	$0.002469	January 5, 2024
January 15, 2024	Each day of January 1 - 31, 2024	0.000337	February 5, 2024
January 15, 2024	Each day of February 1 - 29, 2024	0.003458	March 5, 2024
January 15, 2024	Each day of March 1 - 31, 2024	0.004603	April 5, 2024
April 12, 2024	Each day of April 1 - 30, 2024	0.009953	May 3, 2024
Series A Preferred Enhanced Special Dividend (3)
May 3, 2024	May 24, 2024	$0.027507	June 5, 2024
May 3, 2024	June 25, 2024	0.027775	July 5, 2024
July 12, 2024	July 25, 2024	0.027862	August 5, 2024
July 12, 2024	August 23, 2024	0.027633	September 5, 2024
July 12, 2024	September 25, 2024	0.022237	October 4, 2024
(1)	Holders of record of newly issued Series A Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series A Preferred Stock was outstanding.
(2)	Holders of record of Series A Preferred Stock shares as of the close of business on each day of the applicable month were entitled to additional contingent special daily dividends for each such day, to be aggregated and payable (if at all) on the payable date, in each case equal to the amount (if any) by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average 10-year Daily Treasury Par Yield Curve Rate for the period from the 26th of the prior month to the 25th of the applicable month (as reported by the United States Department of the Treasury), plus (II) two percent, divided by (b) twelve, divided further by (c) the actual number of days in the applicable month, exceeds (ii) the quotient of (a) $0.125 divided by (b) the actual number of days in the applicable month.
(3)	Holders of record of Series A Preferred Stock shares are entitled to an enhanced special dividend, which replaces the additional contingent special daily dividends, equal to the amount by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average of the one-month Term SOFR for each day commencing on the 26th of the prior month to the 25th of the applicable month, plus (II) two percent, divided by (b) twelve, exceeds (ii) the standard monthly dividend of $0.125 per share of Series A Preferred Stock. The enhanced special dividend will be aggregated with the standard monthly dividend so as to effect a dividend rate on the Series A Preferred Stock that is subject to a 6.5% minimum and 8.5% maximum annual rate.

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

Subsequent Events

Other than the items disclosed in Note 15 “Subsequent Events” to our interim Consolidated Financial Statements for the period ended September 30, 2024, no material events have occurred that required recognition or disclosure in these financial statements. Refer to Note 15 of our interim Consolidated Financial Statements for discussion.

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

Our interest rate risk is monitored using a variety of techniques. The table below ($ in thousands) presents the principal payments and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. Fair value adjustments and unamortized deferred financing costs, net, of approximately $(4.3) million are excluded.

	2024	2025	2026	2027	2028	Thereafter	Total
Mortgage Notes Payable	$413	$1,859	$37,318	$1,107	$5,702	$80,450	$126,849
Weighted Average Interest Rate	4.01%	3.97%	4.12%	5.26%	5.90%	5.71%	5.22%

Revolving Credit Facilities	$20,000	$85,000	$—	$—	$—	$—	$105,000
Weighted Average Interest Rate	7.97%	8.00%	—	—	—	—	7.99%

The fair value of mortgages payable is estimated at $124.1 million at September 30, 2024.

The table above incorporates those exposures that exist at September 30, 2024; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

At September 30, 2024, we had interest rate caps and swaps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps and swaps mitigate our exposure to interest rate risk by providing a ceiling on the underlying interest rate for $128.5 million of our debt.

Based on our debt outstanding and interest rates in effect at September 30, 2024, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would increase interest expense by approximately $50,000 or decrease interest expense by approximately $50,000, respectively, for the quarter ended September 30, 2024.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, which are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

In connection with our existing disclosure controls and procedures, in late September 2024, we determined that a Current Report on Form 8-K was required to be filed in connection with the acquisition of a real estate operation during the first quarter of 2024. Such Form 8-K has been filed prior to the filing of this Quarterly Report on Form 10-Q. The delinquent Form 8-K filing was an isolated incident.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated, as of September 30, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e), taking into account the circumstances relating to the delinquent Form 8-K, and our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective. Notwithstanding the fact that the delinquent Form 8-K was detected in connection with our existing disclosure controls and procedures, we have nonetheless instituted additional procedures designed to ensure timely filings in the future.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2024, our total indebtedness was approximately $231.8 million, which includes $105.0 million outstanding under our revolving credit facilities. We may incur significant additional debt in the future. The Series A Preferred Stock is subordinate to all our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. In addition, our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, of which 30,000,000 have been classified as shares of Series A Preferred Stock. As of September 30, 2024, we had issued and outstanding 3,889,446 shares of Series A Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Series A Preferred Stock or any other class or series of preferred stock would dilute the interests of the holders of shares of preferred stock of the applicable class or series, and any issuance of preferred stock senior to the Series A Preferred Stock or any other class or series of preferred stock, or any issuance of additional indebtedness, could affect our ability to pay dividends on, redeem or pay the liquidation preference on any or all of the foregoing class or series of preferred stock. We may issue preferred stock on parity with the Series A Preferred Stock without the consent of the holders of the Series A Preferred Stock. Other than the right of holders to cause us to redeem the Series A Preferred Stock upon a change of control, none of the provisions relating to the Series A Preferred Stock or any other class or series of preferred stock relate to or limit our indebtedness or afford the holders of shares thereof protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of such shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Extension of Exemption from 9.8% Ownership Limitation

As previously disclosed in the Current Report on Form 8-K filed with the SEC on July 12, 2023 by the Company, on June 28, 2023, pursuant to Section 6.1.8 of Article VI of the Company’s Second Articles of Amendment and Restatement dated October 5, 2022 (the “Charter”), the Board adopted resolutions decreasing each of the Aggregate Share Ownership Limit and the Common Share Ownership Limit (each as defined in the Charter) from 9.8% to 8.75% (in value or in number of shares, whichever is more restrictive) for all stockholders of the Company that are not Excepted Holders (as defined in the Charter) (collectively, the “Decreased Ownership Limits”), in connection with an exemption granted by the Board, pursuant to Section 6.1.7 of the Charter, to Par Sanda and Sand Capital Associates, LLC, a Florida limited liability company (together, the “Sand Group”) from the Aggregate Share Ownership Limit and the Common Share Ownership Limit and establishing an Excepted Holder Limit (as defined in the Charter) for the Sand Group, subject to certain limitations and conditions (collectively, the “Original Exemption”). The Decreased Ownership Limits and the Original Exemption were to terminate no later than December 28, 2024 (the “Revocation Date”).

On November 5, 2024, pursuant to the Charter, the Board adopted resolutions to modify and extend the Original Exemption (the “Modified Exemption”) such that the Revocation Date will be no later than December 31, 2025 (the “Extended Revocation Date”); provided, however, that the Modified Exemption is conditioned on the same terms as the Original Exemption, with the exception of the Extended Revocation Date.

We have elected to make the foregoing disclosure in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 8.01.

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

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows; (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK HOMES TRUST, INC.

DATE: November 14, 2024	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE: November 14, 2024	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)