Form 10-K
period 2024-12-31
Bluerock Homes Trust, Inc.
filed 2025-03-20
CIK 1903382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission file number 001-41322

BLUEROCK HOMES TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	87-4211187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

919 Third Avenue, 40th Floor, New York, NY	10022
(Address or principal executive offices)	(Zip Code)

(212) 843-1601

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	BHM	NYSE American

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

The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of registrant’s most recently completed second fiscal quarter, was $69,048,385 based on the closing price of the Class A common stock on the NYSE American on such date.

Number of shares outstanding of the registrant’s

classes of common stock, as of March 6, 2025:

Class A Common Stock: 3,953,219 shares

Class C Common Stock: 8,489 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2025 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement within 120 days after its fiscal year end. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

BLUEROCK HOMES TRUST, INC.

FORM 10-K

December 31, 2024

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

Additional factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	use of proceeds of our securities offerings;
●	changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;
●	fluctuations and relative increases in interest rates, which could adversely affect our ability to obtain financing on favorable terms or at all;
●	the inability of tenants to pay rent;
●	the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors’ properties based on considerations such as convenience of location, rental rates and safety record;
●	increased operating costs, including increased real property taxes, HOA fees, maintenance, insurance and utilities costs;
●	weather conditions that may increase or decrease energy costs and other weather-related expenses;
●	oversupply of rental housing or a reduction in demand for real estate in the markets in which our properties are located;
●	costs and time period required to convert acquisitions to rental properties;
●	a favorable interest rate environment that may result in a significant number of potential residents of our properties deciding to purchase homes instead of renting;
●	rules, regulations and/or policy initiatives by government and private actors, including HOAs, to discourage or deter the purchase of residential properties by entities owned or controlled by institutional investors;
●	our ability to lease newly acquired or newly constructed residential properties;
●	changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes;
●	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs;
●	the board of directors’ determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid historically (if any);
●	our ability to maintain our qualification as a REIT;

●	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and
●	The impact of epidemics, pandemics, or other outbreaks of illness, disease or virus (including the novel coronavirus (“COVID-19”) and its variants) and the actions taken by government authorities and other factors related thereto, including the ability of our company, our properties and our tenants to operate.

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

●	Our current portfolio consists primarily of residential properties concentrated in certain markets, and we expect that our portfolio going forward will consist primarily of the same. Any adverse developments in local economic conditions or the demand for residential properties in these markets may negatively impact our operating results.
●	If we are unable to identify suitable investments, then we may not be able to achieve our investment objectives or pay distributions.
●	Adverse economic conditions may negatively affect our returns and profitability, and, as a result, our ability to make distributions to our stockholders.
●	We have limited sources of capital other than proceeds from future mortgage debt financings for acquisition and/or development projects, cash from property operations, our $200 million revolving credit facilities, proceeds of offerings of our securities, and the proceeds from our program to sponsor and raise capital through private placement offerings of Delaware statutory trusts (each, a “DST”) holding residential properties (collectively, the “DST Program”) to meet our primary liquidity requirements. As a result, we may not be able to pay our short-term debt upon maturity or other liabilities and obligations when they come due other than with the net proceeds of an offering, which may limit our ability to fully consummate our business plan and diversify our portfolio.
●	We may be limited in our ability to diversify our investments.
●	We have used and will continue to use mortgage and other indebtedness to partially finance our company, which increases the risk to our business. Our leverage policy has been adopted by our board of directors (the “Board”) and is therefore subject to change without stockholder consent.
●	During certain periods of our operations, we may have to fund distributions from offering proceeds, proceeds from our DST Program, borrowings, and the sale of assets to the extent distributions exceed our earnings or cash flows from operations and may do so in the future if we are unable to make distributions with our cash flows from our operations. There is no limit on the amount of offering proceeds we may use to fund distributions. Distributions paid from sources other than cash flow or funds from operations may constitute a return of capital to our stockholders. Rates of distribution may not be indicative of our operating results.

●	The impact of epidemics, pandemics, or other outbreaks of illness, disease or virus (such as COVID-19, and its variants) and the actions taken by government authorities and other factors related thereto, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.
●	We depend on the senior officers and key personnel of our external manager, Bluerock Homes Manager, LLC (the “Manager”), a Delaware limited liability company organized in 2022, and its affiliates. In particular, our success depends to a significant degree upon the contributions of Messrs. Kamfar, Babb, MacDonald, Ruddy, Vohs, and DiFranco, as well as Mr. Emala, all of whom are senior officers of our Manager. We do not have employment agreements with any of these key personnel and do not have key man life insurance on any of them. The departure or the loss of the services of any such key personnel could have a material adverse effect on our business, financial condition, results of operations and ability to effectively operate our business.
●	While we expect to maintain control over our properties, we will rely on members of our network for the day-to-day management and development of our real estate investments.
●	Stockholders will have limited control over changes in our policies and day-to-day operations, which increases the uncertainty and risks you face as a stockholder. In addition, our Board may approve changes to our policies without your approval.
●	The market price and trading volume of our Class A common stock may fluctuate widely as a result of a number of factors, many of which are outside of our control. In addition, the stock market is subject to fluctuations in share prices and trading volumes that affect the market prices of the shares of many companies. These fluctuations in the stock market may materially and adversely affect the market price of our Class A common stock.
●	There is no public market for our 6.0% Series A Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and we currently have no plan to list the Series A Preferred Stock on a securities exchange. If holders are able to sell the Series A Preferred Stock, they may have to be sold at a substantial discount.
●	Holders of Series A Preferred Stock should not expect us to redeem all or any such shares on the date they first become redeemable or on any particular date after they become redeemable. Any decision to propose a redemption will depend upon, among other things, our evaluation of our capital position and general market conditions at the time. We would likely choose to exercise our optional redemption right only when prevailing interest rates have declined, which would adversely affect the ability of holders of shares of the applicable series of preferred stock to reinvest proceeds from the redemption in a comparable investment with an equal or greater yield to the yield on such series of preferred stock had their shares not been redeemed.
●	There are numerous conflicts of interest between the interests of stockholders and our interests or the interests of our Manager, Bluerock and their respective affiliates, including conflicts arising out of (a) allocation of personnel to our activities, (b) allocation of investment opportunities between us and investment vehicles affiliated with Bluerock, (c) purchase or sale of residential properties, including from or to Bluerock or its affiliates, and (d) fee arrangements with our Manager that might induce our Manager to make investment decisions that are not in our best interests.
●	We have invested and anticipate that we will continue to invest in the redevelopment of existing properties and the development of new properties. These investments involve risks beyond those presented by stabilized, income-producing properties. These risks may diminish the return to our stockholders.
●	We have a limited operating history as a REIT and an independent publicly traded company, which makes our future performance difficult to predict.
●	We may fail to maintain our qualification as a REIT for federal income tax purposes. We would then be subject to corporate level taxation, and we would not be required to pay any distributions to our stockholders.

If we are unable to effectively manage the impact of these and other risks, our ability to meet our investment objectives would be substantially impaired. In turn, the value of our securities and our ability to make distributions would be materially reduced.

PART I

Item 1.   Business

Organization

Bluerock Homes Trust, Inc. (“Bluerock Homes,” “the Company,” “we,” “us,” or “our”) was incorporated on December 16, 2021 under the laws of the state of Maryland.

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

We have no employees and are supported by a related-party service agreement with Bluerock Homes Manager, LLC (the “Manager”), a Delaware limited liability company organized in 2022. We are externally managed by the Manager, which manages our day-to-day operations under a Management Agreement (the “Management Agreement”). The current term of our Management Agreement expires October 6, 2025 and will be automatically renewed for a one-year term each year on October 6, unless previously terminated in accordance with the terms of the Management Agreement. The Manager is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf. Substantially all our business is conducted through our Operating Partnership, of which we are the sole general partner.

The principal executive offices of our Company and the Manager are located at 919 Third Avenue, 40th Floor, New York, New York 10022. Our telephone number is (212) 843-1601.

Investments in Real Estate

As of December 31, 2024, we held twenty-three real estate investments, consisting of fourteen consolidated investments and nine preferred equity and loan investments. The twenty-three investments represent an aggregate of 5,087 residential units, comprised of 3,453 consolidated units, of which 170 units are under development, and 1,634 units through preferred equity and loan investments, which includes planned units and those under development. As of December 31, 2024, our consolidated operating investments were approximately 91.6% occupied; excluding units classified as held for sale and down/renovation units, our consolidated operating investments were approximately 94.0% occupied. For more information regarding our investments, see “Item 2. Investments”.

Business and Growth Strategies

Our principal business objective is to generate attractive risk-adjusted investment returns by assembling a portfolio of institutional residential properties including single-family homes, build-to-rent communities, and other residential communities, located across a diverse group of growth markets. By implementing our investment strategies and our institutional-quality management, we expect to be able to achieve sustainable long-term growth in both our funds from operations (“FFO”) and net asset value (“NAV”).

Value Creation Execution. We acquire residential rental properties with potential for long-term value creation for our stockholders. We utilize the following internal and external growth strategies to drive growth in FFO and NAV for our investors:

●	Value-Add Renovation. We see significant potential for capital appreciation through renovation of existing assets. Our value-add strategy focuses on working with our local experts to reposition residential rental communities and drive rent growth and expand margins, increasing net operating income (“NOI”) and maximizing our return on investment.
●	Income and Appreciation. We invest in well-located institutional residential properties with strong and stable cash flows in demographically attractive knowledge economy growth markets where we believe there exists significant potential for medium-term capital appreciation through renovation or redevelopment, to reposition the asset and drive future rental growth.
●	Invest-to Own. We selectively invest in the development of build-to rent and other residential properties in target markets where we believe we can capture significant development premiums upon completion. We generally make common equity investments or use a preferred equity structure which provides income during the development stage and/or the ability to capture development premiums at completion by exercising our conversion rights to take ownership.
●	Institutional Property Management / NOI Margin Expansion. We expect to improve margins at our operating properties by deploying institutional management approaches across the portfolio - including professional management, investment in technology platforms, and leveraging economies of scale - to best position the portfolio for optimal rental growth. Through the aggregation of multiple scattered homes, we seek to address operational inefficiencies, revenue management and deferred capital maintenance at scale and to grow underlying cash flow through substantial NOI margin expansion at stabilized properties. We will also provide an aggressive asset management presence, working alongside our network partners to ensure optimal execution of the asset management plan, enabling us to drive rent growth and values.
●	Technology-Aided Platform. We have implemented a data warehouse, which provides us with real-time visibility into leasing, inventory, maintenance and renovation metrics, allowing us to quickly react to changes in current operational performance and monitor trends across our portfolio. Further, we believe we will be able to utilize our data warehouse technology as a building block in the design and implementation of a portfolio-wide revenue management system to further drive NOI and margin expansion. In addition, we utilize various PropTech solutions to both acquire and maximize operational efficiency. Operational PropTech solutions include focus on streamlining value-add initiatives, integrating smart-home technology, automating the lease process and providing robust and coordinated maintenance services.

Invest in Institutional Residential Properties. We intend to continue to acquire institutional residential properties targeting the high disposable income renter by choice, where we believe we can create long-term value growth for our stockholders.

Focus on Growth Markets. We intend to continue to focus on demographically attractive growth markets, which we define as markets with strong employment drivers in industries creating high disposable income jobs over the long term. Employment growth is highly correlated with institutional property demand; therefore, we believe that selecting markets with job growth significantly above the national average will provide high potential for increased rental demand leading to revenue growth and attractive risk-adjusted returns.

Implement our Value Creation Strategies. We intend to continue to focus on creating value at our properties utilizing our Value-Add, Opportunistic and Invest-to-Own investment strategies in order to maximize our return on investment. We work with each member of our network to evaluate property needs along with value-creation opportunities and create an asset-specific business plan to best position or reposition each property to drive rental growth and asset values. We then provide an aggressive asset management presence to manage our network partner and ensure execution of the plan, with the goal of driving rental growth and values.

Implement our Live/Work/Play Initiatives. We intend to continue to implement our amenities and attributes to transform the residential community from a purely functional product (i.e., as solely a place to live), to a lifestyle product (i.e., as a place to live, interact, and socialize). Our Live/Work/Play initiatives are property specific, and generally consist of attributes that go beyond traditional features, including highly amenitized common areas, cosmetic and architectural improvements, technology, music and other community-oriented activities to appeal to our residents’ desire for a “sense of community” by creating places to gather, socialize and interact in an amenity-rich environment. We believe this creates an enhanced perception of value among residents, allowing for premium rental rates and improved resident retention.

Diversify Across Markets, Strategies and Investment Size. We will seek to grow our institutional portfolio of residential properties diversified by geography and by investment strategy and by size to manage concentration risk, while driving both current income and capital appreciation throughout the portfolio. Our network enables us to diversify across multiple markets and multiple strategies efficiently, without the logistical burden and time delay of building operating infrastructure in multiple markets and across multiple investment strategies.

Harvest and Redeploy Capital Selectively. On an opportunistic basis and subject to compliance with REIT restrictions, we intend to sell properties when we have executed our value creation plans and when we believe the investment has limited additional upside relative to other opportunities. This allows us to harvest profits and reinvest proceeds to maximize stockholder value.

Summary of Investments and Dispositions

The following table presents a summary of our real estate investments during the years ended December 31, 2024 and 2023:

Investment Name	Location / Market	Date of Investment	Ownership Interest	Number of Units
2023
Savannah-84	Savannah, GA	February 23, 2023	100%	18
Willow Park (1)	Willow Park, TX	October 26, 2023	—	58
Chandler (2)	Chandler, AZ	November 15, 2023	—	208
Abode Wendell Falls (3)	Wendell, NC	December 20, 2023	100%	170
The Woods at Forest Hill (4)	Forest Hill, TX	December 28, 2023	—	76

2024
Wayford at Pringle (5)	Charlotte, NC	January 10, 2024	—	102
Villas at Huffmeister	Houston, TX	March 25, 2024	95%	294
Indigo Cove (2)	Bluffton, SC	June 27, 2024	—	82
Avenue at Timberlin Park	Jacksonville, FL	July 31, 2024	100%	200
Amira at Westly (6)	Tampa, FL	October 31, 2024	93%	408
Allure at Southpark	Charlotte, NC	December 6, 2024	98%	350
River Ford (2)	Brunswick, GA	December 6, 2024	—	170
Canvas at Wildwood (2)	Wildwood, FL	December 11, 2024	—	224
(1)	Our investment in Willow Park is through a loan provided to an unaffiliated third party. Refer to Note 6 of our consolidated financial statements for further information.

(2)	Our investment in the property is through a preferred equity investment with an unaffiliated third party. Refer to Note 7 of our consolidated financial statements for further information.
(3)	Abode Wendell Falls is a build-to-rent development project that commenced construction in 2024. Abode Wendell Falls is classified as a consolidated investment.
(4)	Our investment in The Woods at Forest Hill, which was through a loan provided to an unaffiliated third party, was fully paid off in 2024. Refer to the table below.
(5)	Our investments in Wayford at Pringle are through a debt security investment and a loan investment, both made with an unaffiliated third party. Refer to Note 6 and Note 7 of our consolidated financial statements for further information.
(6)	Our investment in Amira at Westly is through a Delaware statutory trust. At December 31, 2024, we hold a 93% ownership interest in the property. Refer to Note 3 of our consolidated financial statements for further information.

The following table presents a summary of our loan payoff, real estate sales, and redemptions of preferred equity investments during the years ended December 31, 2024 and 2023:

			Ownership
		Date of Payoff, Sale	Interest in	Number
Investment Name	Location / Market	or Redemption (1)	Property	of Units
2023
Golden Pacific	IN / MO	Various	97%	2
Peak Housing (2)	IN / MO / TX	Various	—	196
Peak JV 2	Various / TX	Various	80%	12
Peak JV 3	Dallas-Fort Worth, TX	Various	56%	39
Willow Park (3)	Willow Park, TX	October 26, 2023	—	46
The Cottages at Warner Robins (3)	Warner Robins, GA	December 15, 2023	—	251

2024
ILE	TX / SE US	Various	95%	4
Indy-Springfield	IN / MO	Various	100%	11
Peak Housing (2)	IN / MO / TX	Various	—	452
Peak JV 2	Various / TX	Various	80%	23
Peak JV 3	Dallas-Fort Worth, TX	Various	56%	60
The Woods at Forest Hill (4)	Forest Hill, TX	Various	—	76
Navigator Villas (5)	Pasco, WA	August 7, 2024	100%	176
(1)	For those dates where “Various” is listed, units were sold from the respective portfolios on various dates throughout that specified year.
(2)	Our investment in the portfolio, which was through a preferred equity investment with an unaffiliated third party, was fully redeemed in 2024 as units collateralizing our investment (such units collectively known as “Peak Housing”) were sold. Refer to Note 7 of our consolidated financial statements for further information.
(3)	Our investment in the property, which was through a preferred equity investment with an unaffiliated third party, was redeemed.
(4)	We held both a loan investment and a preferred equity investment with unaffiliated third parties in The Woods at Forest Hill. We received the final loan payoff amount in August 2024, and we received our final preferred equity redemption payment in November 2024. Refer to Note 6 and Note 7 of our consolidated financial statements for further information.
(5)	Prior to the sale of Navigator Villas, we purchased our unaffiliated joint venture partner’s interest in the property, increasing our interest from 90% to 100%.

Distribution Policy

We intend to maintain our qualification as a REIT for federal income tax purposes. The Code generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and imposes tax on any taxable income retained by a REIT, including capital gains.

To satisfy the requirements for qualification as a REIT and generally not be subject to federal income and excise tax, we intend to make regular distributions of all or substantially all our REIT taxable income, determined without regard to dividends paid, to our stockholders out of assets legally available for such purposes. All future distributions will be determined at the sole discretion of our Board on a quarterly basis. When determining the amount of future distributions, we expect that our Board will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future operating cash flows, (iii) our determination of near-term cash needs for acquisitions of new properties, development investments, general property capital improvements and debt repayments, (iv) our ability to continue to access additional sources of capital, (v) the requirements of Maryland law, (vi) the amount required to be distributed to maintain our qualification as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay and (vii) any limitations on our distributions contained in our credit or other agreements.

Holders of shares of the Series A Preferred Stock will be entitled to receive, when and as authorized by our Board and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of six percent (6.0%) of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $1.50 per share) (the “Series A Preferred Regular Dividends”). In addition, for each month for which the Board declares the Series A Preferred Regular Dividends, holders of shares of the Series A Preferred Stock will be entitled to receive an enhanced special dividend, which will be aggregated with the Series A Preferred Regular Dividends so as to effect a dividend rate of the average one month Term Secured Overnight Financing Rate (“SOFR”) plus 2.0%, subject to a 6.5% minimum and 8.5% maximum annual rate, calculated and paid monthly. Cash dividends on each share of Series A Preferred Stock will begin accruing on, and will be cumulative from, the date of original issuance or the end of the most recent dividend period for which cash dividends on the Series A Preferred Stock have been paid on each such share, payable monthly in arrears on the 5th day of each month to holders of record on the 25th day of the prior month; provided, however, that any such cash dividend may vary among holders of Series A Preferred Stock and may be prorated with respect to any shares of Series A Preferred Stock that were outstanding less than the total number of days in the dividend period immediately preceding the applicable dividend payment date, with the amount of any such prorated dividend being computed on the basis of the actual number of days in such dividend period during which such shares of Series A Preferred Stock were outstanding.

Holders of shares of Class A common stock, $0.01 par value per share (the “Class A common stock”), and Class C common stock $0.01 par value per share (the “Class C common stock”), will be entitled to receive cash dividends when, as and if authorized by our Board and declared by us. On March 11, 2025, we declared quarterly cash dividends of $0.125 per share, or $0.50 per share annually, for our Class A common stock and Class C common stock for each quarter of fiscal year 2025. The common share dividends will be paid on a quarterly basis.

We cannot assure you that we will generate sufficient cash flows to make distributions to our stockholders, or that we will be able to sustain those distributions. If our operations do not generate sufficient cash flow to allow us to satisfy the REIT distribution requirements, we may be required to fund distributions from working capital, offering proceeds, proceeds from our DST Program, borrowing funds, selling assets, making a taxable distribution of our equity or debt securities, or reducing such distributions. Our distribution policy enables us to review the alternative funding sources available to us from time to time. Our actual results of operations will be affected by a number of factors, including the revenues we receive from our properties and other investments, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see “Item 1A – Risk Factors.”

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

Industry Segments

We own and operate residential real estate assets that generate rental and other property-related income through the leasing of residential units to a diverse base of tenants. We view our residential real estate assets as two reportable segments, consisting of (i) scattered single-family homes, and (ii) residential communities. Our Chief Operating Decision Makers, which are our Chief Executive Officer, Chief Investment Officer and Chief Financial Officer, do not distinguish or group operations on a geographic, tenant or other basis when assessing the financial performance of our portfolio of properties/investments.

Scattered single-family homes segment includes the acquisition, ownership, management, and renovation of scattered single-family homes, which are, generally, detached homes with no onsite property management.

Residential communities segment includes the acquisition, ownership, management, renovation, construction, and development of residential communities, which include both detached single-family home communities and attached unit communities such as apartments, townhouses, and duplexes. Each residential community is, generally, located on a single, contiguous land parcel and has amenities including clubhouses, gyms, pools and common areas. In addition, these residential communities typically have onsite property management.

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

As a real estate company, we are subject to various changes in real estate conditions, and any negative trends in such real estate conditions may adversely affect our results of operations through decreased revenues or increased costs. These conditions include:

●	changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;
●	fluctuations and relative increases in interest rates, which could adversely affect our ability to obtain financing on favorable terms or at all;
●	the inability of tenants to pay rent;
●	the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors’ properties based on considerations such as convenience of location, rental rates and safety record;
●	increased operating costs, including increased real property taxes, HOA fees, maintenance, insurance and utilities costs;
●	weather conditions that may increase or decrease energy costs and other weather-related expenses;
●	oversupply of residential housing or a reduction in demand for real estate in the markets in which our properties are located;
●	costs and time period required to convert acquisitions to rental properties;
●	a favorable interest rate environment that may result in a significant number of potential residents of our properties deciding to purchase homes instead of renting;
●	rules, regulations and/or policy initiatives by government and private actors, including HOAs, to discourage or deter the purchase of residential properties by entities owned or controlled by institutional investors;
●	construction of new supply;
●	changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes; and
●	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs.

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

Inflation in the United States remained elevated throughout 2023 and 2024 and may continue to remain high in the future. While inflation has shown signs of moderating, it remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time or have a significant effect on the United States or other economies. Rising inflation could have an adverse impact on our operating expenses as well as our general and administrative expenses. For example, it is possible that the impact of the rate of inflation may not be adequately offset by annual rent escalations or the resetting of rents from our renewal and re-leasing activities, which may adversely affect our business, financial condition, results of operations, and cash flows. Compensation costs and professional service fees are also subject to the impact of inflation and are expected to increase proportionately with increasing market prices for such services. Consequently, inflation may increase our general and administrative expenses over time and may adversely impact our results of operations and cash flows.

While the Federal Reserve has held rates steady between July 2023 and September 2024 and reduced interest rates by 50-basis points in September 2024, 25-basis points in November 2024 and 25-basis points in December 2024, there can be no assurances that interest rates will not rise again. Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings. As of December 31, 2024, we had interest rate caps and swaps which effectively limit our exposure to interest rate risk by providing a ceiling on the underlying floating interest rate for $155.6 million of our floating rate debt. However, the effect of inflation on interest rates could increase our financing costs over time, either through borrowings on floating-rate lines of credit or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt.

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

Our current portfolio primarily consists of interests in residential properties, located primarily in markets in the Sunbelt and Western United States. Any adverse developments in local economic conditions or the demand for residential properties in these markets may negatively impact our results of operations.

Our current portfolio of properties consists primarily of residential properties geographically concentrated in the Sunbelt and Western United States, and our portfolio going forward may consist primarily of the same. As such, we are currently susceptible to local economic conditions and the supply of and demand for residential properties in these markets. If there is a downturn in the economy or an oversupply of or decrease in demand for residential properties in these markets, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.

We are employing a business model with a limited track record, which may make our business difficult to evaluate.

Our business strategy involves purchasing, renovating, maintaining, and managing a large number of residential properties, including single-family properties, and leasing them to qualified residents. Until recently, the single-family rental business consisted primarily of private and individual investors in local markets and was managed individually or by small, non-institutional owners and property managers. Entry into this market by large, well-capitalized investors is a relatively recent trend, so few peer companies exist and none have yet established long-term track records that might assist us in predicting whether this aspect of our business model and investment strategy can be implemented and sustained over an extended period of time. It may be difficult for you to evaluate our potential future performance without the benefit of established long-term track records from companies implementing a similar business model. We may encounter unanticipated problems as we continue to refine our business model, which may adversely affect our results of operations and ability to make distributions to our stockholders and cause our stock price to decline significantly.

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

We have a limited operating history as a REIT and an independent publicly traded company. As a result, an investment in our common stock may entail more risk than an investment in the common stock of a real estate company with a substantial operating history. If we are unable to operate our business successfully, we would not be able to generate sufficient cash flow to make or sustain distributions to our stockholders, and you could lose all or a portion of the value of your ownership in our common stock. Our ability to successfully operate our business and implement our operating policies and investment strategy depends on many factors, including:

●	our ability to effectively manage renovation, maintenance, marketing, and other operating costs for our properties;
●	economic conditions in our markets, including changes in employment and household earnings and expenses, as well as the condition of the financial and real estate markets and the economy, in general;
●	our ability to maintain high occupancy rates and target rent levels;
●	the availability of, and our ability to identify, attractive acquisition opportunities consistent with our investment strategy;
●	our ability to compete with other investors entering the residential rental industry;
●	costs that are beyond our control, including title litigation, litigation with residents or tenant organizations, legal compliance, property taxes, HOA fees, and insurance;
●	judicial and regulatory developments affecting landlord-tenant relations that may affect or delay our ability to dispossess or evict occupants or increase rental rates;
●	reversal of population, employment, or homeownership trends in our markets; and
●	interest rate levels and volatility, which may affect the accessibility of short-term and long-term financing on desirable terms.

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

Various legislative and regulatory bodies have been focused on the shortage and increases in the cost of residential housing in the U.S. There has been vigorous and continuing political debate and discussion, in which we participate, with respect to residential housing laws and regulations, with particular focus on the single-family residential housing industry. Since late 2023, legislation has been introduced that could, if enacted, discourage or deter the purchase of single-family properties by entities owned or controlled by institutional investors. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. If enacted, such changes could have an adverse impact on our business and financial results. In addition, there can be no assurance that any other future legislative or regulatory changes will not be proposed or enacted that could adversely affect our business and financial results.

A significant number of our residential properties are part of HOAs and we and our residents are subject to the rules and regulations of such HOAs, which are subject to change and which may be arbitrary or restrictive, and violations of such rules may subject us to additional fees and penalties and litigation with such HOAs, which would be costly.

A significant number of our properties are located within HOAs, which are private entities that regulate the activities of owners and occupants of, and levy assessments on, properties in a residential subdivision. The HOAs in which we own our properties may have enacted or may from time to time enact onerous or arbitrary rules that restrict our ability to restore, market, lease, or operate our properties in accordance with our investment strategy, or require us to restore or maintain such properties at standards or costs that are in excess of our planned budgets. Some HOAs impose limits on the number of property owners who may lease their properties, which, if met or exceeded, would cause us to incur additional costs to sell the property and opportunity costs from lost rental revenue. Furthermore, we may have residents who violate HOA rules and incur fines for which we may be liable as the property owner and for which we may not be able to obtain reimbursement from the resident. Additionally, the governing bodies of the HOAs in which we own property may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments, or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with HOA rules before purchasing a property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from leasing such property, or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties. Several states have enacted laws that provide that a lien for unpaid monies owed to an HOA may be senior to our ownership interests and/or the priority of mortgage liens on properties, which, if not cured, may give rise to events of default under certain of our indebtedness or which otherwise could have a material adverse impact on us.

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

Our investments are and will continue to be concentrated in our markets and in the residential properties sector of the real estate industry, which exposes us to seasonal fluctuations in rental demand and downturns in our markets or in the residential properties sector.

Our investments in real estate assets are and will continue to be concentrated in our markets and in the residential properties sector of the real estate industry. A downturn or slowdown in the rental demand for housing caused by adverse economic, regulatory, or environmental conditions, or other events, in our markets may have a greater impact on the value of our properties or our operating results than if we had more fully diversified our investments. We believe that there are seasonal fluctuations in rental demand with demand higher in the spring and summer than in the late fall and winter. Such seasonal fluctuations may impact our operating results. Any future outbreaks of infectious disease, which may include COVID-19 or a future pandemic, could also result in demand for residential rental properties decreasing substantially and/or occupancy decreasing materially. See “—Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, which may include COVID-19.”

In addition to general, regional, national, and international economic conditions, our operating performance will be impacted by the economic conditions in our markets. We base a substantial part of our business plan on our belief that property values and operating fundamentals for residential properties in our markets will continue to improve over the near to intermediate term. However, these markets have experienced substantial economic downturns in recent years and could experience similar or worse economic downturns in the future. Additionally, a significant outbreak of infectious disease in the human population or pandemic may result in a widespread health crisis adversely affecting the economies and financial markets of many countries, resulting in an economic downturn that could negatively affect our business, results of operations, and financial condition. See “—Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, which may include COVID-19.” We can provide no assurance as to the extent property values and operating fundamentals in these markets will improve, if at all. If the recent economic downturn in these markets returns or if we fail to accurately predict the timing of economic improvement in these markets, the value of our properties could decline and our ability to execute our business plan may be adversely affected to a greater extent than if we owned a real estate portfolio that was more geographically diversified, which could adversely affect our financial condition, operating results, and ability to make distributions to our stockholders and cause the value of our common stock to decline.

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

We have in the past acquired and may from time to time in the future acquire some of our residential properties through the auction process, which could subject us to significant risks that could adversely affect us.

We have in the past acquired and may from time to time in the future acquire some of our residential properties through the auction process, including auctions of properties that have been foreclosed upon by third-party lenders. Such auctions may occur simultaneously in a number of markets, including monthly auctions on the same day of the month in certain markets. As a result, we may only be able to visually inspect properties from the street and will purchase these properties without a contingency period and in “as is” condition with the risk that unknown defects in the property may exist. Upon acquiring a new residential property, we may have to evict residents who are in unlawful possession before we can secure possession and control of the property. The holdover occupants may be the former owners or residents of a property or others who are illegally in possession. Securing control and possession from these occupants can be both costly and time-consuming or generate negative publicity for our business and harm our reputation.

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

We have acquired and disposed of, and may continue to acquire and dispose of, properties we acquire or sell in bulk from or to other owners of residential properties, banks, and loan servicers. When we purchase properties in this manner, we often do not have the opportunity to conduct interior inspections or conduct more than cursory exterior inspections on a portion of the properties. Such inspection processes may fail to reveal major defects associated with such properties, which may cause the amount of time and cost required to renovate and/or maintain such properties to substantially exceed our estimates. Bulk portfolio acquisitions are also more complex than single-family home acquisitions, and we may not be able to implement this strategy successfully. The costs involved in locating and performing due diligence (when feasible) on portfolios of residential properties as well as negotiating and entering into transactions with potential portfolio sellers could be significant, and there is a risk that either the seller may withdraw from the entire transaction for failure to come to an agreement or the seller may not be willing to sell us the bulk portfolio on terms that we view as favorable. In addition, a seller may require that a group of residential properties be purchased as a package even though we may not want to purchase certain individual assets in the bulk portfolio.

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

Numerous tenant rights and consumer rights organizations exist throughout the country and operate in our markets, and we may attract attention from some of these organizations and become a target of legal demands, litigation, and negative publicity. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues, and with the increased market for residential properties arising from displaced homeownership, some of these organizations may shift their litigation, lobbying, fundraising, and grassroots organizing activities to focus on landlord-resident issues. While we intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief and to seek to publicize our activities in a negative light. We cannot anticipate what form such legal actions might take or what remedies they may seek.

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

Our operating results may be adversely affected by market and economic challenges, which may negatively affect our returns and profitability and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our properties. These market and economic challenges include, but are not limited to, the following:

●	any future downturn in the U.S. economy and high unemployment could result in tenant defaults under leases, vacancies in our properties and concessions or reduced rental rates under new leases due to reduced demand. In addition, such downturns could result in reduced demand for residential rental properties, which may reduce home prices and make home purchases more affordable as an alternative to renting, which also may materially adversely reduce the demand for residential rental properties;
●	the rate of household formation or population growth in our target markets or a continued or exacerbated economic slow-down experienced by the local economies where our properties are located or by the real estate industry generally may result in changes in supply of or demand for our residential rental properties; and
●	the failure of the real estate market to attract the same level of capital investment in the future that it attracted at the time of our purchases or a reduction in the number of companies seeking to acquire properties may result in the value of our investments not appreciating or decreasing, possibly significantly, below the amount we pay for these investments.

The length and severity of any economic slow-down or downturn cannot be predicted. Our operations and, as a result, our ability to make distributions to our stockholders and/or our ability to realize appreciation in the value of our properties could be materially and adversely affected to the extent that an economic slow-down or downturn is prolonged or becomes severe.

Our revenues are significantly influenced by demand for residential rental properties generally, and a decrease in such demand will likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

Our current portfolio is focused predominately on residential rental properties, and we expect that our portfolio going forward will focus predominately on the same. As a result, we are subject to risks inherent in investments in a single industry, and a decrease in the demand for residential rentals would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

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

Costs associated with our business, such as mortgage payments, real estate taxes, insurance premiums and maintenance costs, are relatively inflexible and generally do not decrease, and may increase, when residential properties are not occupied, rental rates decrease, tenants fail to pay rent or other circumstances cause a reduction in property revenues. As a result, if revenues drop, we may not be able to commensurately reduce our expenses, which would adversely affect our financial condition and results of operations.

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

Certain of our competitors may be larger in certain of our markets and may have greater financial or other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. In addition, any potential competitor may have higher risk tolerances or different risk assessments and may not be subject to the operating constraints associated with maintaining qualification for taxation as a REIT, which could allow them to consider a wider variety of investments. Competition may result in fewer investments, higher prices, a broadly dispersed portfolio of properties that does not lend itself to efficiencies of concentration, acceptance of greater risk, lower yields and a narrower spread of yields over our financing costs. In addition, competition for desirable investments could delay the investment of our capital, which could adversely affect our results of operations and cash flows. As a result, there can be no assurance that we will be able to identify and finance investments that are consistent with our investment objectives or to achieve positive investment results, and our failure to accomplish any of the foregoing could have a material adverse effect on us and cause the value of our common stock to decline.

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

Our operating results depend, in large part, on revenues derived from leasing our residential properties. We are subject to the credit risk of our tenants, and to the extent our tenants default on their leases or fail to make their required rental payments we may suffer a decrease in our revenue. In addition, if a tenant does not fully pay its rent, we may not be able to enforce our rights as landlord without delays and we may incur substantial legal costs. We are also subject to the risk that, upon the expiration of leases, leases may not be renewed, the properties may not be re-leased or the terms of renewal or re-leasing (including the cost of required renovations or concessions to tenants) may be less favorable to us than current lease terms. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in decreased distributions to our stockholders. In addition, the resale value of such affected properties could be diminished. Further, costs associated with real estate investment, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in revenue. These events would cause a significant decrease in net revenues and could cause us to reduce the amount we distribute to our stockholders.

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

Fannie Mae and Freddie Mac are a major source of financing for the residential real estate sector. We and other companies in the residential real estate sector depend frequently on Fannie Mae and Freddie Mac to finance growth by purchasing or guarantying residential real estate loans. Prior initiatives in the recent past, including proposed legislation, have sought to wind down Fannie Mae and Freddie Mac. Any decision by the government to eliminate or downscale Fannie Mae or Freddie Mac, to reduce their acquisitions or guarantees of residential real estate mortgage loans, or to reduce government support for residential housing more generally, may adversely affect interest rates, capital availability, development of residential communities and our ability to refinance our existing mortgage obligations as they come due and to obtain additional long-term financing for the acquisition of additional residential communities on favorable terms or at all.

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

We have entered into, and in the future intend to enter into, joint ventures, including with members of our operating partner network, to acquire or improve properties. We may also purchase properties in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

●	joint venturers may share certain approval rights over major decisions and reduce our flexibility to maximize project values or limit property costs;
●	that such co-venturer, co-owner or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals, including inconsistent goals relating to the timing of the sale of properties held in the joint ventures and/or the timing of termination or liquidation of the joint ventures;
●	the possibility that our co-venturer, co-owner or partner in an investment might become insolvent or bankrupt and thus be unable to fulfill its financial obligations to us in that investment;
●	the possibility that we may incur liabilities as a result of an action or omission taken by our co-venturer, co-owner or partner;
●	that such co-venturer, co-owner or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to maintaining our qualification as a REIT;
●	disputes between us and our joint venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable joint venture to additional risk; or
●	under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached which might have a negative influence on the joint venture.

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

We have limited sources of capital other than proceeds from future mortgage debt financings for acquisition and/or development projects, cash generated from operating activities, our $200 million revolving credit facilities, the net proceeds of offerings of our securities, and the proceeds from our DST Program.

We have limited sources of capital other than proceeds from future mortgage debt financings for acquisition and/or development projects, cash generated from operating activities, our $200 million revolving credit facilities, the net proceeds of offerings of our securities, and the proceeds from our DST Program to meet our primary liquidity requirements. As a result, we may not be able to pay our liabilities and obligations when they come due other than with the net proceeds of an offering. Depending on business conditions at the time we might not be able to effectuate an offering, which in either case may limit our ability to implement our business plan.

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

As of March 6, 2025, our executive officers beneficially owned interests representing approximately 24.6% of the total economic interest in our Class A common stock and Class C common stock on a fully diluted basis, where “on a fully diluted basis” assumes that all outstanding OP Units, C-OP Units (as defined in the Partnership Agreement), LTIP Units and C-LTIP Units (as defined in the Partnership Agreement), whether vested or unvested, in each case are ultimately settled for shares of our common stock. In addition, as of March 6, 2025, the aggregate voting power of our executive officers represented approximately 9.3% of the total voting power of our outstanding Class A common stock and Class C common stock. As a result of our executive officers’ significant ownership in our company, our executive officers will have significant influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including with respect to matters submitted to our stockholders for approval such as the election of directors and any merger, consolidation or sale of all or substantially all of our assets. Our executive officers may have interests that differ from our other stockholders, and may accordingly vote in ways that may not be consistent with the interests of those other stockholders.

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

As of December 31, 2024, we had approximately $177 million of mortgages payable and revolving credit facilities outstanding that are indexed to SOFR, and our future variable rate debt may bear interest at a rate derived from SOFR. SOFR is a relatively new reference rate. The publication of SOFR began in April 2018, and, therefore, it has a very limited history. The future performance of SOFR cannot be predicted based on the limited historical performance. Since the initial publication of SOFR, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates, such as United States dollar LIBOR. Additionally, any successor rate to SOFR may not have the same characteristics as SOFR or LIBOR. As a result, the amount of interest we may pay on future variable rate debt indexed to SOFR is difficult to predict.

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

The market and economic challenges created by any future local, regional, national or international outbreaks of infectious disease, which may include COVID-19 and its variants, MERS, SARS, H1N1 influenza virus, avian flu or any other similar illness, and measures taken by governmental authorities and private actors to limit the spread or mitigate the impact thereof, may adversely impact our business, results of operations, financial condition, and cash flows. We depend on rental revenues and other property income from residents for substantially all our revenues. Future outbreaks of highly infectious or contagious diseases may interfere with the ability of our residents to meet their lease obligations and make their rent payments on time or at all, and may also result in decreased overall demand for residential rental properties and/or occupancy thereof. The occurrence of such events may also result in a general decline in business activity and demand for real estate transactions could adversely affect (1) our ability to acquire or dispose of residential rental properties on terms that are attractive or at all, and (2) the value of our residential properties and our business such that we may recognize impairment on the carrying value of our investments in residential rental properties and other assets subject to impairment review, including, but not limited to, goodwill. While we have taken steps to mitigate the potential impact of any future outbreaks of highly infectious diseases on our results of operations, there can be no assurance that these efforts will be successful.

We may acquire co-ownership interests in property that are subject to certain co-ownership agreements which may have an adverse effect on our results of operations, relative to if the co-ownership agreements did not exist.

We may acquire co-ownership interests, especially in connection with the Operating Partnership’s potential private placements, such as tenancy-in-common interests in property, interests in Delaware statutory trusts that own property and/or similar interests, which are subject to certain co-ownership agreements. The co-ownership agreements may limit our ability to encumber, lease, or dispose of our co-ownership interest. Such agreements could affect our ability to turn our investments into cash and could affect cash available for distributions to you. The co-ownership agreements could also impair our ability to take actions that would otherwise be in the best interest of our stockholders and, therefore, may have an adverse effect on our results of operations, relative to if the co-ownership agreements did not exist.

The terms of the Master Leases entered into by subsidiaries of our Operating Partnership in connection with the DST Program may subject us to risk.

Pursuant to our DST Program, we, through subsidiaries of our Operating Partnership, will hold long-term leasehold interests in properties held by Delaware statutory trusts, the beneficial interests of which are sold to investors, pursuant to a Master Lease (each such property, a “DST Property”). In connection with each Master Lease, our Operating Partnership has entered into a demand note with the subsidiary of our Operating Partnership that acts as the Master Tenant for such DST Property. Under each Master Lease, we will be responsible for subleasing the relevant DST Property to occupying tenants, which means that the Master Tenant under the Master Lease bears the risk that the underlying cash flow from a DST Property may be less than the Master Lease payments. As a result, if a DST Property experiences negative performance, the applicable Master Tenant could demand funding pursuant to the demand note if the net operating cash flow is insufficient to pay the rent required under the Master Lease (subject to limited deferral rights) or to satisfy its other obligations under the Master Lease, which could affect cash available for distributions to our stockholders and could have an adverse effect on our results of operations. For additional information, see the Liquidity and Capital Resources section under Item 7. – Management’s Discussion and Analysis of Financial Conditions and Results of Operations of this report.

The Operating Partnership’s private placements of beneficial interests in specific Delaware statutory trusts under our DST Program could subject us to liabilities from litigation or otherwise.

We, through the Operating Partnership, have commenced a program to raise capital in private placements exempt from registration under Section 506(c) of the Securities Act through the sale of beneficial interests in specific Delaware statutory trusts, or DSTs, holding real properties, which may include properties currently indirectly owned by the Operating Partnership.

These interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Properties in which underlying interests are sold to investors pursuant to such private placements will be leased-back by the Operating Partnership or a wholly owned subsidiary thereof, as applicable, and fully guaranteed by the Operating Partnership, although there can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Additionally, the Operating Partnership will be given the FMV Option with respect to each DST in the DST Program, giving it the right, but not the obligation, to acquire the interests in the DST from the investors at a later time in exchange for OP Units. Investors who acquired interests pursuant to such private placements may have been seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

The Operating Partnership’s private placements of beneficial interests in specific Delaware statutory trusts under our DST Program will not shield us from risks related to the performance of the real properties held through such structures.

Pursuant to the DST Program, the Operating Partnership intends to place certain of its existing real properties and/or acquire new properties to place into specific DSTs and then sell interests, via its TRS, in such trusts to third party investors. We will hold long-term leasehold interests in the property pursuant to master leases that are fully guaranteed by our Operating Partnership, while the third-party investors indirectly hold some or all of the interests in the real estate. There can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Although we will hold the FMV Option to reacquire the real estate through a purchase of interests in the DST, the purchase price will be based on the then current fair market value of the third-party investor’s interest in the real estate, which will be greatly impacted by the rental terms fixed by the long-term master lease. Under the lease we are responsible for subleasing the property to occupying customers until the earlier of the expiration of the master lease or our exercise of the FMV Option, which means that we bear the risk that the underlying cash flow from the property and all capital expenditures may be less than the master lease payments at such time. Therefore, even though we will no longer own the underlying real estate, because of the fixed terms of the long-term master lease guaranteed by our Operating Partnership, negative performance by the underlying properties could affect cash available for distributions to our stockholders and will likely have an adverse effect on our results of operations and NAV.

We may own beneficial interests in DSTs owning real property that will be subject to the agreements under our DST Program, which may have an adverse effect on our results of operations, relative to if the DST Program agreements did not exist.

In connection with our DST Program, we may own beneficial interests in DSTs owning real property that are subject to the terms of the agreements governing our DST Program. The DST Program agreements limit our ability to encumber, lease or dispose of our beneficial interests. Such agreements could affect our ability to turn our beneficial interests into cash and could affect cash available for distributions to our stockholders. The DST Program agreements could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations and NAV, relative to if the DST Program agreements did not exist.

Properties that are placed into the DST Program and later reacquired may be less liquid than other assets, which could impair our ability to utilize cash proceeds from sales of such properties for other purposes such as paying down debt, distributions, or additional investments.

DST Properties may later be reacquired through exercise of the FMV Option granted to our Operating Partnership. In such cases, the investors who become limited partners in the Operating Partnership (the “DST Investors”) will generally remain tied to the applicable DST Property in terms of basis and built in gain. As a result, if the applicable DST Property is subsequently sold, unless we effectuate a like kind exchange under Section 1031 of the Code, then tax will be triggered on the DST Investors’ built in gain. Although we are not contractually obligated to do so, we may seek to execute a 1031 exchange in such situations rather than trigger gain. Any replacement property acquired in connection with a 1031 exchange will similarly be tied to the DST Investors with similar considerations if such replacement property ever is sold. As a result of these factors, placing properties into the DST Program may limit our ability to access liquidity from such properties or replacement properties through sale without triggering taxes due to the built in gain tied to DST Investors. Such reduced liquidity could impair our ability to utilize cash proceeds from sales for other purposes such as paying down debt, paying distributions, funding redemptions or making additional investments.

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

In addition, we offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager’s principals and professionals. The current term of our Management Agreement with our Manager expires October 6, 2025, with automatic one-year renewals thereafter, and may be terminated earlier under certain circumstances. If the Management Agreement is terminated or not renewed and no suitable replacement is found to manage us, we may not be able to execute our business plan, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

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

Our executive officers, including one of our five directors, are executives of our Manager or its affiliates. Although the Bluerock Residential Growth REIT, Inc. (“Bluerock Residential”) board of directors received an opinion from Robert A. Stanger & Company, Inc. that the terms of the Management Agreement are fair, from a financial point of view, to us, and after consideration of this opinion and other documents and presentations, the non-management directors authorized us to enter into the Management Agreement, the Management Agreement was negotiated between related parties and its terms, including fees payable to our Manager, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the Management Agreement because of our desire to maintain our ongoing relationship with Bluerock and its affiliates.

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

Risks Related to the Separation and Distribution

Bluerock Residential may fail to perform under various transaction agreements executed as part of the Separation.

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

As of December 31, 2024, our total indebtedness was approximately $381.6 million, which includes $121.0 million outstanding under our revolving credit facilities. We may incur significant additional debt in the future. The Series A Preferred Stock is subordinate to all of our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. In addition, our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, of which 30,000,000 have been classified as shares of Series A Preferred Stock. As of December 31, 2024, we had issued and outstanding 4,628,681 shares of Series A Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Series A Preferred Stock or any other class or series of preferred stock would dilute the interests of the holders of shares of preferred stock of the applicable class or series, and any issuance of preferred stock senior to the Series A Preferred Stock or any other class or series of preferred stock, or any issuance of additional indebtedness, could affect our ability to pay dividends on, redeem or pay the liquidation preference on any or all of the foregoing class or series of preferred stock. We may issue preferred stock on parity with the Series A Preferred Stock without the consent of the holders of shares of Series A Preferred Stock. Other than the right of holders to cause us to redeem the Series A Preferred Stock upon a Change of Control (as defined below), none of the provisions relating to the Series A Preferred Stock or any other class or series of preferred stock relate to or limit our indebtedness or afford the holders of shares thereof protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of such shares.

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

Other than the investments disclosed in any applicable prospectus or prospectus supplement prior to your investment, you will not have the opportunity to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments that we have not yet identified prior to purchasing shares of our Series A Preferred Stock. You must rely on the Manager and our Board to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. We may invest in any asset class, including those that present greater risk than residential assets. Because you cannot evaluate our future investments in advance of purchasing shares of our Series A Preferred Stock, an offering of our Series A Preferred Stock may entail more risk than other types of offerings. This additional risk may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

The payment of fees and expenses to the Manager and its affiliates and Bluerock Capital Markets, LLC (the “Dealer Manager”) reduces the cash available for distribution and increases the risk that you will not be able to recover the amount of your investment in shares of our stock.

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

Our Board is authorized, without stockholder approval, to cause us to issue additional shares of our common stock or to raise capital through the issuance of additional preferred stock (including equity or debt securities convertible into preferred stock), options, warrants and other rights, on such terms and for such consideration as our Board in its sole discretion may determine. Any such issuance could result in dilution of the equity of our stockholders. Our Board may, in its sole discretion, authorize us to issue common stock or other equity or debt securities to persons from whom we purchase residential properties, as part or all of the purchase price of the community. Our Board, in its sole discretion, may determine the value of any common stock or other equity or debt securities issued in consideration of residential properties or services provided, or to be provided, to us.

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

There can be no assurance that any future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results. Stockholders are urged to consult their tax advisors regarding the effect of potential future changes to the U.S. federal income tax laws on an investment in our stock.

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

In order to maintain our qualification as a REIT, five or fewer individuals, as defined in the Code to include specified private foundations, employee benefit plans and trusts, and charitable trusts, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of shares of our capital stock.

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

Our Board may amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any such stock. Our Board has authorized a total of 250,000,000 shares of preferred stock for issuance, of which, 30,000,000 have been classified as shares of Series A Preferred Stock. As of December 31, 2024, there are issued and outstanding 4,628,681 shares of Series A Preferred Stock, which are senior to our common stock with respect to priority of dividend payments and rights upon liquidation, dissolution or winding up. Our Board could also classify for issuance up to 220,000,000 of the remaining authorized shares of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

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

We will, however, be immediately subject to Section 404(a) of the Sarbanes-Oxley Act, which will require, among other things, annual management assessments of the effectiveness of our internal control over financial reporting beginning in our second annual report filed after the Distribution. In addition, as of the expiration of our emerging growth company status, we will be broadly subject to enhanced reporting and other requirements under the Exchange Act and Sarbanes-Oxley Act, which will require, among other things, a report by our independent registered public accounting firm addressing such annual management assessments. These and other obligations will place significant demands on our management, administrative and operational resources, including accounting and information technology resources. To comply with these requirements, we anticipate that we will need to further upgrade our systems, including duplicating computer hardware infrastructure, implement additional financial and management controls, reporting systems and procedures, and hire additional accounting, finance and information technology staff. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. If we are unable to do this in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and our business, prospects, financial condition and results of operations could be harmed.

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

Item 2.   Investments

As of December 31, 2024, we held twenty-three real estate investments, consisting of fourteen consolidated investments and nine held through preferred equity and loan investments. The following tables provide summary information regarding our consolidated investments and preferred equity and loan investments.

Consolidated Investments

							Occupancy –
		Number of	Average Year	Ownership	Average	Occupancy –	Excluding Held for
Operating Investment Name	Market / Location	Units (1)	Built	Interest	Rent (2)	All Units (3)	Sale/Reno Units (4)
Scattered Single-Family Homes
Ballast	AZ / CO / WA	84	1998	95%	$2,077	97.6%	97.6%
Golden Pacific	IN / KS / MO	169	1977	97%	1,788	97.6%	97.6%
ILE	TX / SE US	478	1991	95%	1,871	89.7%	91.5%
Indy-Springfield	IN / MO	323	1999	100%	1,337	93.8%	96.2%
Peak JV 2	Various / TX	573	1981	80%	1,322	88.0%	92.9%
Peak JV 3	Dallas-Fort Worth, TX	90	1959	56%	1,286	60.0%	—
Savannah-84	Savannah, GA	84	2022	100%	1,823	92.9%	92.9%
Total Scattered Single-Family Homes / Average		1,801			$1,579	89.7%	93.8%

Residential Communities
Allure at Southpark	Charlotte, NC	350	2014	98%	$1,724	92.3%	92.3%
Amira at Westly	Tampa, FL	408	1999/2023	93%	1,945	92.6%	92.9%
Avenue at Timberlin Park	Jacksonville, FL	200	2001	100%	1,613	95.0%	95.5%
Villas at Huffmeister	Houston, TX	294	2007	95%	1,560	94.6%	94.9%
Wayford at Concord	Concord, NC	150	2019	83%	2,166	95.3%	96.0%
Yauger Park Villas	Olympia, WA	80	2010	95%	2,433	98.8%	98.8%
Total Residential Communities Units / Average		1,482			$1,840	93.9%	94.1%
Total Operating Units / Average		3,283			$1,689	91.6%	94.0%

Development Investment Name
Residential Communities
Abode Wendell Fall (5)	Wendell, NC	170	—	100%	—	—	—
Total Development Units		170
Total Units		3,453
(1)	Total operating units includes an aggregate of 167 units classified as held for sale, with such units included in the following portfolios: 8 units of ILE, 37 units of Indy-Springfield, 32 units of Peak JV 2, and all 90 units of Peak JV 3.
(2)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the three months ended December 31, 2024.
(3)	Percent occupied is calculated as (i) the number of units occupied as of December 31, 2024 divided by (ii) total number of units, expressed as a percentage.
(4)	Percent occupied is calculated as (i) the number of units occupied as of December 31, 2024 divided by (ii) total number of units, expressed as a percentage, and excludes 167 units classified as held for sale and an aggregate of 7 down/renovation units.
(5)	Abode Wendell Falls is a build-to-rent development project that commenced construction in 2024.

Preferred Equity and Loan Investments

			Total Actual/
		Actual/	Estimated		Actual/	Actual/	Actual/
		Planned	Construction		Estimated	Estimated	Estimated		Estimated
		Number	Cost	Cost to Date	Construction	Initial	Construction		Average
Lease-up Investment Name	Location / Market	of Units	(in millions)	(in millions)	Cost Per Unit	Occupancy	Completion	% Occupied	Rent (1)
Willow Park	Willow Park, TX	58	$17.1	$17.1	$294,828	2Q 2022	3Q 2023	87.9%	$2,362
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	63.2	63.2	214,966	2Q 2023	4Q 2023	72.1%	1,743
The Cottage of Port St. Lucie	Port St. Lucie, FL	286	69.6	69.5	243,357	2Q 2023	2Q 2024	85.7%	2,133
Chandler (2)	Chandler, AZ	208	48.2	48.2	231,731	2Q 2024	3Q 2024	46.6%	1,920
Wayford at Innovation Park (3)	Charlotte, NC	210	62.0	58.7	295,238	3Q 2023	4Q 2024	64.3%	1,994
Wayford at Pringle	Charlotte, NC	102	37.2	37.2	364,706	1Q 2024	4Q 2024	85.3%	2,453
Total Lease-up Units		1,158

Development Investment Name (4)
Indigo Cove	Bluffton, SC	82	30.2	8.3	368,293	4Q 2025	1Q 2026	—	3,095
River Ford	Brunswick, GA	170	51.6	10.6	303,529	4Q 2025	1Q 2027	—	2,004
Canvas at Wildwood	Wildwood, FL	224	60.3	9.3	269,196	4Q 2026	4Q 2027	—	1,937
Total Development Units		476
Total Units/Average		1,634							$2,072
(1)	Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization.
(2)	Chandler commenced lease-up in June 2024.
(3)	Wayford at Innovation Park commenced lease-up in August 2023.
(4)	None of the development investments had commenced lease-up as of December 31, 2024.

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

On March 6, 2025, the closing price of our Class A common stock, as reported on the NYSE American, was $11.90.

	Period Ending
Index	10/06/22	12/31/22	12/31/23	12/31/24
Bluerock Homes Trust, Inc.	100.00	92.57	65.11	61.76
Russell 3000 Index	100.00	102.36	128.92	159.62
Russell 2000 Index	100.00	100.89	117.97	131.58
Dow Jones Equity All REIT Index	100.00	105.65	117.58	123.29
MSCI U.S. REIT Index	100.00	106.01	120.58	131.13

Stockholder Information

As of March 6, 2025, we had approximately 3,953,219 shares of Class A common stock outstanding held by a total of 496 stockholders, one of which is the holder for all beneficial owners who hold in street name.

Distributions

Future distributions paid by us on our Class A common stock and Class C common stock will be at the discretion of our Board, and will depend upon our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant. Except for the special dividend addressed below, no distributions were paid on our Class A common stock and Class C common stock for the years ended December 31, 2024 and 2023.

On December 19, 2023 our Board authorized, and we declared a special dividend of $1.00 per share on our Class A common stock, Class C common stock, OP Units and LTIP Units, which was payable to the stockholders of record as of December 29, 2023, and which was paid in cash on January 5, 2024.

On January 15, 2025, our Board authorized, and we declared, (i) regular monthly dividends for the first quarter 2025 equal to a monthly rate of $0.125 per share on our Series A Preferred Stock (the “Series A Preferred Dividends”), payable monthly to the stockholders of record as of January 24, February 25 and March 25 of 2025, and (ii) enhanced special dividends on shares of our Series A Preferred Stock for the first quarter 2025, which will be seamlessly aggregated with the regular monthly Series A Preferred Dividends so as to effect a dividend rate of the average one-month Term SOFR rate plus two percent, subject to a 6.5% minimum and an 8.5% maximum annual rate, calculated and paid monthly. The Series A Preferred Dividends and enhanced special dividends for the months of January and February were paid in cash on February 5, 2025 and March 5, 2025, respectively, with the March dividends to be paid in cash on April 4, 2025.

On March 11, 2025, we declared, and our Board previously authorized, quarterly cash dividends of $0.125 per share, or $0.50 per share annually, for our Class A common stock and Class C common stock for each quarter of fiscal year 2025. The common stock dividends will be payable quarterly to the stockholders of record as of (i) March 25, 2025, (ii) June 25, 2025, (iii) September 25, 2025, and (iv) December 24, 2025, which will be paid in cash on (i) April 4, 2025, (ii) July 3, 2025, (iii) October 3, 2025, and (iv) January 5, 2026, respectively.

Return of Capital

For the year ended December 31, 2024, 100% of the distributions received by the common stockholders were classified as a return of capital. The distributions received by the preferred stockholders were classified for income tax purposes as 8.0406% ordinary, 30.4154% as a return of capital, and 61.5440% as capital gains, with 30.2646% of the capital gains qualifying as long-term capital gains and 69.7354% qualifying as Section 1250 gains. For the year ended December 31, 2023, 100% of the distributions received by both the common and preferred stockholders were classified as capital gains for income tax purposes and none were a return of capital, with 0.4022% and 0.5665% of the capital gains qualifying as Section 1250 gains for the common and preferred stockholders, respectively.

Unregistered Sales of Equity Securities

We previously disclosed our issuances during the years ended December 31, 2024 and 2023 of equity securities that were not registered under the Securities Act of 1933, as amended, in our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2023, and on Form 8-K filed with the SEC on January 5, 2023, February 23, 2023, May 19, 2023, May 26, 2023, August 16, 2023, November 15, 2023, January 10, 2024, February 23, 2024, April 5, 2024, May 2, 2024, May 15, 2024, August 12, 2024 and November 13, 2024.

Item 6.   [Reserved]

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Bluerock Homes Trust, Inc., and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Bluerock Homes Trust, Inc., a Maryland corporation, and, as required by context, Bluerock Residential Holdings, L.P., a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. We refer to Bluerock Real Estate, L.L.C., a Delaware limited liability company, and its affiliate, Bluerock Real Estate Holdings, LLC, a Delaware limited liability company, together as “BRE,” and we refer to our external manager, Bluerock Homes Manager, LLC, a Delaware limited liability company organized in 2022, as our “Manager.” Both BRE and our Manager are affiliated with us. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See also “Forward-Looking Statements” preceding Part I.

Overview

We were incorporated as a Maryland corporation on December 16, 2021. We own and operate a portfolio of institutional residential properties including single-family homes, build-to-rent communities, and other residential communities located in attractive markets with a focus on the knowledge-economy and high-quality of life growth markets of the Sunbelt and Western United States. Our principal objective is to generate attractive risk-adjusted returns on investments where we believe we can drive growth in funds from operations and net asset value by acquiring residential units, developing residential communities, and through Value-Add renovations. Our Value-Add strategy focuses on repositioning lower-quality, less current assets to drive rent growth and expand margins to increase net operating income and maximize our return on investment.

We have no employees and are supported by a related-party service agreement with the Manager (the “Management Agreement”). We are externally managed by the Manager, which manages our day-to-day operations under the Management Agreement. The current term of the Management Agreement expires October 6, 2025 and will be automatically renewed for a one-year term each year on October 6, unless previously terminated in accordance with the terms of the Management Agreement. The Manager is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf. Substantially all our business is conducted through our Operating Partnership, of which we are the sole general partner.

As of December 31, 2024, we held twenty-three real estate investments, consisting of fourteen consolidated investments and nine preferred equity and loan investments. The twenty-three investments represent an aggregate of 5,087 residential units, comprised of 3,453 consolidated units, of which 170 units are under development, and 1,634 units through preferred equity and loan investments, which includes planned units and those under development. As of December 31, 2024, our consolidated operating investments were approximately 91.6% occupied; excluding units classified as held for sale and down/renovation units, our consolidated operating investments were approximately 94.0% occupied.

We have elected to be treated, and currently qualify, as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates and we would not be permitted to qualify as a REIT for four years following the year in which we lost our qualification. Such an event could materially and adversely affect our net income and results of operations. We intend to continue to organize and operate in such a manner as to remain qualified as a REIT.

Significant Developments

Investment Activity Summary

Provided below is a summary of our investment activity during the year ended December 31, 2024.

Acquisition of Amira at Westly

On October 31, 2024, we, through BR Amira DST, a Delaware statutory trust and a wholly owned subsidiary of our Operating Partnership (the “Amira DST”), acquired a 408-unit residential community located in Tampa, Florida known as Amira at Westly. The purchase price of $103.0 million was funded with (i) a $56.7 million senior loan secured by Amira at Westly, (ii) borrowings of $36.0 million on a revolving credit facility, and (iii) cash of $14.5 million that we funded, inclusive of certain adjustments typical in such real estate transactions. Amira at Westly is the first property that we acquired through a Delaware statutory trust to be part of a private placement offering through which interests in the Amira DST will be issued to third party accredited investors therein (as further described below).

Following the acquisition of Amira at Westly, the organizational structure with respect to the ownership of Amira at Westly is such that Amira at Westly is owned by the Amira DST, and the Amira DST is wholly owned by BHM Amira Investment Co, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Operating Partnership (“BHM Amira Investment Co”). BHM Amira Investment Co initially owns all Class 2 DST Interests in the Amira DST, which will be redeemed over time to permit the issuance of Class 1 DST Interests in the Amira DST to third party accredited investors therein as part of a private placement offering. Amira at Westly is subject to a Master Lease Agreement with BHM Amira Leaseco, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Operating Partnership (“BHM Amira Leaseco”), pursuant to which we, through BHM Amira Leaseco, receive and are obligated to pay rent received from Amira at Westly to the Amira DST.

Acquisition of Residential Communities

In addition to the acquisition of Amira at Westly presented above, we acquired three operating residential communities as follows: Villas at Huffmeister with 294 units located in Houston, Texas and acquired through a 95% owned joint venture entity, Avenue at Timberlin Park with 200 units located in Jacksonville, Florida and acquired with full ownership interests, and Allure at Southpark with 350 units located in Charlotte, North Carolina and acquired through a 98.05% owned joint venture entity. The aggregate purchase price of these three communities was approximately $167.0 million.

Preferred Equity and Loan Investment Summary

We entered into three new joint venture agreements with unaffiliated third parties to develop build-to-rent, single-family residential units. We made commitments to invest capital for preferred equity interests in the three joint ventures as follows: (i) $5.3 million for 82 units located in Bluffton, South Carolina known as Indigo Cove, (ii) $7.0 million for 170 units located in Brunswick, Georgia known as River Ford, and (iii) $14.6 million for 224 units located in Wildwood, Florida known as Canvas at Wildwood. Of our aggregate commitment to invest approximately $26.9 million in the three joint ventures, $9.3 million had been funded as of December 31, 2024.

In addition, we entered into an agreement with an unaffiliated third party to provide capital in the maximum aggregate amount of $30.1 million, all of which was funded during 2024, for 102 build-to-rent, single-family residential units in Charlotte, North Carolina known as Wayford at Pringle. Our investment in Wayford at Pringle is comprised of the following: (i) a debt security investment in the aggregate amount of $7.8 million, and (ii) a loan investment in the aggregate amount of $22.3 million.

We held both a loan investment (the “Woods Loan”) and a preferred equity investment with unaffiliated third parties in The Woods at Forest Hill. The Woods Loan was fully paid off in the principal amount of $8.3 million, and our preferred equity investment in the principal amount of $5.6 million was fully redeemed. In addition, our remaining $1.7 million of preferred equity investment in Willow Park, which was redeemed in 2023 and collateralized by The Woods at Forest Hill and other investments held by the operating partnership of Peak Housing REIT (the “Peak REIT OP”), was received in full in 2024. Also, our remaining preferred equity investment in the Peak REIT OP, which was collateralized by single-family residential units collectively known as Peak Housing, in the principal amount of $10.6 million was fully redeemed.

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

Sale of Consolidated Operating Units

We closed on the following sales: four units in the ILE portfolio, eleven units in the Indy-Springfield portfolio, twenty-three units in the Peak JV 2 portfolio, and sixty units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sales agreements. The ninety-eight units were sold for an aggregate of approximately $15.3 million, subject to certain closing costs, prorations and adjustments typical in such real estate transactions, and generated net proceeds of approximately $14.4 million and a gain on sales of approximately $1.8 million.

Held for Sale

At December 31, 2024, we classified an aggregate of 167 units as held for sale in our consolidated balance sheets, and for the year ended December 31, 2024, we recorded an impairment of $3.3 million related to held for sale units which is included in gain on sale and (impairment) of real estate investments, net in our consolidated statements of operations and comprehensive income. The 167 units classified as held for sale are all reported in our scattered single-family homes segment and are included in the following portfolios: 8 units of ILE, 37 units of Indy-Springfield, 32 units of Peak JV 2, and all 90 units of Peak JV 3. These units were identified based on submarket analysis and individual unit-level operational review. Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on our consolidated balance sheets.

Series A Redeemable Preferred Stock

During the year ended December 31, 2024, we issued 4,198,566 shares of 6.0% Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) at $25.00 per share (the “Stated Value”) under a continuous registered offering with net proceeds of approximately $92.9 million after (i) commissions, dealer manager fees and sales discounts of approximately $10.6 million, and (ii) costs related to establishing the offering of Series A Preferred Stock of approximately $1.5 million. As of December 31, 2024, we had issued a total of 4,635,241 shares of Series A Preferred Stock with total net proceeds of approximately $101.1 million after commissions, dealer manager fees, sales discounts and offering costs. During the year ended December 31, 2024, we, at the request of holders, redeemed 6,560 shares of Series A Preferred Stock through the issuance of 9,103 shares of Class A common stock.

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

Stockholders’ Equity

Our total stockholders’ equity decreased $8.0 million from $147.4 million as of December 31, 2023 to $139.4 million as of December 31, 2024. The decrease in our total stockholders’ equity is primarily attributable to $2.2 million related to the acquisition of noncontrolling interests, preferred dividends declared of $4.0 million, and an adjustment of $2.3 million for noncontrolling interest ownership in the Operating Partnership, partially offset by net income of $0.4 million.

Industry Outlook

The residential rental industry has historically been more resilient to economic cycles than other commercial real estate sectors and is currently benefiting from significant industry tailwinds that began during the pandemic. We believe industry dynamics present a compelling investment opportunity for us, including:

●	Renting currently represents a significant cost saving to homeownership, and the recent increases in both housing prices and mortgage rates has exacerbated the difference. This is expected to continue into the future and will force the millennial generation to rent for longer as they enter their household formation years.
●	Demand fundamentals are strong and strengthening further, particularly from rental-biased and debt-burdened millennials now reaching peak homeownership age. We believe that a continued upswing in propensity to rent, coupled with the limited and descending supply of housing options, signals significant opportunity in the residential rental industry.

●	Residential rental production has been below historical levels since the end of the Great Financial Crisis. This, couple with lack of new housing supply and a significant decrease in apartment construction following 2024 should create a goldilocks environment for the residential rental industry providing landlords with significant pricing power due to a strong imbalance of supply and demand.

Results of Operations

Note 3 “Acquisition of Real Estate”; Note 4 “Sale of Real Estate Assets and Held for Sale Real Estate Assets”; Note 5 “Investments in Real Estate”; Note 6 “Notes and Interest Receivable”; and Note 7 “Preferred Equity Investments,” to our Consolidated Financial Statements provide discussion of our various purchases and sales of consolidated investments, and our loan and preferred equity investments. These transactions have resulted in material changes to the presentation of our financial statements.

The following is a summary of our consolidated real estate investments as of December 31, 2024:

							Occupancy –
		Number of	Average Year	Ownership	Average	Occupancy –	Excluding Held for
Operating Investment Name	Market / Location	Units (1)	Built	Interest	Rent (2)	All Units (3)	Sale/Reno Units (4)
Scattered Single-Family Homes
Ballast	AZ / CO / WA	84	1998	95%	$2,077	97.6%	97.6%
Golden Pacific	IN / KS / MO	169	1977	97%	1,788	97.6%	97.6%
ILE	TX / SE US	478	1991	95%	1,871	89.7%	91.5%
Indy-Springfield	IN / MO	323	1999	100%	1,337	93.8%	96.2%
Peak JV 2	Various / TX	573	1981	80%	1,322	88.0%	92.9%
Peak JV 3	Dallas-Fort Worth, TX	90	1959	56%	1,286	60.0%	—
Savannah-84	Savannah, GA	84	2022	100%	1,823	92.9%	92.9%
Total Scattered Single-Family Homes / Average		1,801			$1,579	89.7%	93.8%

Residential Communities
Allure at Southpark	Charlotte, NC	350	2014	98%	$1,724	92.3%	92.3%
Amira at Westly	Tampa, FL	408	1999/2023	93%	1,945	92.6%	92.9%
Avenue at Timberlin Park	Jacksonville, FL	200	2001	100%	1,613	95.0%	95.5%
Villas at Huffmeister	Houston, TX	294	2007	95%	1,560	94.6%	94.9%
Wayford at Concord	Concord, NC	150	2019	83%	2,166	95.3%	96.0%
Yauger Park Villas	Olympia, WA	80	2010	95%	2,433	98.8%	98.8%
Total Residential Communities Units / Average		1,482			$1,840	93.9%	94.1%
Total Operating Units / Average		3,283			$1,689	91.6%	94.0%

Development Investment Name
Residential Communities
Abode Wendell Fall (5)	Wendell, NC	170	—	100%	—	—	—
Total Development Units		170
Total Units		3,453
(1)	Total operating units includes an aggregate of 167 units classified as held for sale, with such units included in the following portfolios: 8 units of ILE, 37 units of Indy-Springfield, 32 units of Peak JV 2, and all 90 units of Peak JV 3.
(2)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the three months ended December 31, 2024.
(3)	Percent occupied is calculated as (i) the number of units occupied as of December 31, 2024 divided by (ii) total number of units, expressed as a percentage.
(4)	Percent occupied is calculated as (i) the number of units occupied as of December 31, 2024 divided by (ii) total number of units, expressed as a percentage, and excludes 167 units classified as held for sale and an aggregate of 7 down/renovation units.

(5)	Abode Wendell Falls is a build-to-rent development project that commenced construction in 2024.

The following is a summary of our consolidated operational results by reportable segment for the years ended December 31, 2024 and 2023 ($ in thousands, except average rental rates):

	2024	2023	Variance
Scattered single-family homes	$32,135	$31,411	2.3%
Residential communities	16,449	9,588	71.6%
Rental and other property revenues	$48,584	$40,999	18.5%

Scattered single-family homes	$17,194	$16,058	7.1%
Residential communities	6,950	3,106	123.8%
Property operating expenses	$24,144	$19,164	26.0%

Scattered single-family homes	$14,941	$15,353	-2.7%
Residential communities	9,499	6,482	46.5%
Net operating income	$24,440	$21,835	11.9%

Scattered single-family homes	90.2%	91.0%	(80)	bps
Residential communities	95.1%	95.5%	(40)	bps
Average occupancy percentage (1)(2)	91.7%	91.8%	(10)	bps

Scattered single-family homes	$1,556	$1,487	4.6%
Residential communities	1,815	1,939	-6.4%
Average rental rate (2)(3)	$1,638	$1,569	4.4%
(1)	Represents the average of the ending occupancy as of the last day of each month in the year presented for all units in our consolidated portfolio.
(2)	The amount presented for 2024 includes Navigator Villas through July 2024. Navigator Villas was sold in August 2024.
(3)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the year presented.

The following is a summary of our preferred equity and loan investments as of December 31, 2024:

			Total Actual/
		Actual/	Estimated		Actual/	Actual/	Actual/
		Planned	Construction		Estimated	Estimated	Estimated		Estimated
		Number	Cost	Cost to Date	Construction	Initial	Construction		Average
Lease-up Investment Name	Location / Market	of Units	(in millions)	(in millions)	Cost Per Unit	Occupancy	Completion	% Occupied	Rent (1)
Willow Park	Willow Park, TX	58	$17.1	$17.1	$294,828	2Q 2022	3Q 2023	87.9%	$2,362
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	63.2	63.2	214,966	2Q 2023	4Q 2023	72.1%	1,743
The Cottage of Port St. Lucie	Port St. Lucie, FL	286	69.6	69.5	243,357	2Q 2023	2Q 2024	85.7%	2,133
Chandler (2)	Chandler, AZ	208	48.2	48.2	231,731	2Q 2024	3Q 2024	46.6%	1,920
Wayford at Innovation Park (3)	Charlotte, NC	210	62.0	58.7	295,238	3Q 2023	4Q 2024	64.3%	1,994
Wayford at Pringle	Charlotte, NC	102	37.2	37.2	364,706	1Q 2024	4Q 2024	85.3%	2,453
Total Lease-up Units		1,158

Development Investment Name (4)
Indigo Cove	Bluffton, SC	82	30.2	8.3	368,293	4Q 2025	1Q 2026	—	3,095
River Ford	Brunswick, GA	170	51.6	10.6	303,529	4Q 2025	1Q 2027	—	2,004
Canvas at Wildwood	Wildwood, FL	224	60.3	9.3	269,196	4Q 2026	4Q 2027	—	1,937
Total Development Units		476
Total Units/Average		1,634							$2,072
(1)	Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization.
(2)	Chandler commenced lease-up in June 2024.
(3)	Wayford at Innovation Park commenced lease-up in August 2023.
(4)	None of the development investments had commenced lease-up as of December 31, 2024.

Year ended December 31, 2024 as compared to the year ended December 31, 2023

Revenue

Rental and other property revenues increased $ 7.6 million, or 18%, to $48.6 million for the year ended December 31, 2024 as compared to $41.0 million for the same prior year period. The increase was primarily due to: (i) the acquisition of 294 units at Villas at Huffmeister during the first quarter 2024, 200 units at Avenue at Timberlin Park during the third quarter 2024, 408 units at Amira at Westly and 350 units at Allure at Southpark during the fourth quarter 2024, and (ii) rental rate improvement from our active management and organic market rent growth. The increase was partially offset by the sale of 176 units at Navigator Villas and 151 single-family units in our portfolio since January 1, 2023. Our average rent per occupied unit increased $69, or 4.4%, to $1,638 as compared to $1,569 during the prior year period. Average occupancy decreased 10 basis points from 91.8% to 91.7% on a year over year basis.

Interest income from loan investments amounted to $1.6 million for the year ended December 31, 2024 as compared to $0.1 million for the same prior year period due to three new loan investments, one of which was fully paid off during the year ended December 31, 2024.

Expenses

Property operating expenses increased $ 4.9 million, or 26%, to $24.1 million for the year ended December 31, 2024 as compared to $19.2 million for the same prior year period. The increase was primarily due to: (i) the acquisition of 294 units at Villas at Huffmeister during the first quarter 2024, 200 units at Avenue at Timberlin Park during the third quarter 2024, 408 units at Amira at Westly and 350 units at Allure at Southpark during the fourth quarter 2024, and (ii) an increase in turnover expense subsequent to initial renovation completed on units in previous years. The increase was partially offset by the sale of 176 units at Navigator Villas and 151 single-family units since January 1, 2023.

Property management and asset management fees expense were $ 4.7 million for the year ended December 31, 2024 as compared to $4.4 million in the same prior year period. Property management fees are based on a stated percentage of property revenues and asset management fees are based on a stated percentage of capital contributions or assets under management, where applicable.

General and administrative expenses amounted to $10.6 million for the year ended December 31, 2024 as compared to $8.0 million for the same prior year period. Of the $10.6 million total expense for the year ended December 31, 2024, $6.2 million related to direct costs incurred by us, while the remaining $4.4 million related to the operating expense reimbursement to our Manager, which included rent, utilities, accounting and legal services, and IT expenses. The expense reimbursement to our Manager included an increase of $2.1 million related to accounting and legal services compared to the same prior year period. Prior to the fourth quarter 2023, the Manager elected to not seek reimbursement for legal and accounting services during our first year of operations. Commencing with the operating expense reimbursement for the first quarter 2024, we paid the operating expense reimbursement to the Manager entirely in cash; prior to the first quarter 2024, we paid the full operating expense reimbursement to the Manager through the issuance of C-LTIP Units.

Management fees to related party amounted to $9.1 million for the year ended December 31, 2024 as compared to $7.9 million for the same prior year period. The increase was due to an increase in equity primarily from our continuous registered offering of Series A Preferred Stock, which began in the third quarter of 2023. For the first three quarters of 2024, we paid the base management fee to the Manager as one half (50%) in C-LTIP Units and the remainder in cash, and for the fourth quarter of 2024, we will pay $0.2 million of the base management fee in C-LTIP Units with the remainder in cash. Prior to the first quarter of 2024, we paid the full base management fee to the Manager through the issuance of C-LTIP Units

Acquisition and other transaction costs amounted to $0.3 million for the year ended December 31, 2024 as compared to $1.8 million for the same prior year period. Acquisition costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods. The 2023 expense primarily relates to the transition of property management services for over 1,000 homes.

Weather-related losses amounted to $0.2 million for the year ended December 31, 2024 as compared to zero for the same prior year period. The 2024 expense primarily relates to hurricane damage in Texas.

Depreciation and amortization expenses were $19.9 million for the year ended December 31, 2024 as compared to $16.2 million for the same prior year period, with the increase primarily due to the acquisition of Villas at Huffmeister during the first quarter 2024, Avenue at Timberlin Park during the third quarter 2024, and Amira at Westly and Allure at Southpark during the fourth quarter 2024. The increase was partially offset by the sale of Navigator Villas and single-family units in our portfolio since January 1, 2023.

Other Income and Expense

Other income and expense amounted to income of $6.6 million for the year ended December 31, 2024 compared to income of $0.6 million for the same prior year period. This was primarily due to a $11.5 million increase in gain on sales of real estate investments and a $2.8 million increase in interest income from our short-term cash investments. These income sources were partially offset by a $5.0 million net increase in interest expense primarily attributable to a decrease in the fair value of the interest rate caps and swaps and an increase in the outstanding debt to $381.6 million at December 31, 2024 as compared to $166.7 million at December 31, 2023, and a $3.4 million increase in impairment on real estate.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net loss attributable to common stockholders together with a reconciliation to NOI, as computed in accordance with GAAP for the years ended December 31, 2024 and 2023 (amounts in thousands):

	2024	2023
Net loss attributable to common stockholders	$(4,234)	$(4,503)
Add back: Net loss attributable to Operating Partnership Units	(9,232)	(8,996)
Net loss attributable to common stockholders and unit holders	(13,466)	(13,499)
Net loss attributable to partially owned properties’ noncontrolling interests	(2,891)	(2,398)
Real estate depreciation and amortization	19,810	16,023
Non-real estate depreciation and amortization	140	200
Non-cash interest expense	1,755	2,775
Unrealized loss on derivatives	3,885	2,933
(Recovery of) provision for credit losses	(93)	174
Property management and asset management fees	4,715	4,416
Management fees to related party	9,111	7,922
Acquisition and other transaction costs	255	1,820
Corporate operating expenses	10,582	7,959
Weather-related losses, net	170	(17)
Loss on extinguishment of debt costs	151	—
Interest income	(5,424)	(2,609)
Preferred stock dividends	4,022	130
Preferred stock accretion	244	—
Other income, net	(330)	(679)
Income from preferred equity investments	(11,937)	(11,632)
Interest income from loan investments	(1,630)	(94)
(Gain) on sale and impairment of real estate investments, net	(7,081)	1,017
Total property income	11,988	14,441
Add back: Interest expense	12,452	7,394
Net operating income	$24,440	$21,835

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, both short- and long-term. Our primary short-term liquidity requirements historically have related to (i) our operating expenses and other general business needs, (ii) investments in real estate, (iii) distributions to stockholders, (iv) committed investments and capital requirements to fund development and renovations at existing properties, (v) ongoing commitments to repay borrowings, including our revolving credit facilities and our maturing debt, and (vi) Class A common stock repurchases under our stock repurchase plan.

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our short-term liquidity needs could be affected by various risks and uncertainties, including the risks detailed in Part I, Item 1A titled “Risk Factors”. While consolidated occupancy excluding units classified as held for sale and down/renovation units remains strong at 94.0% as of December 31, 2024, in future periods we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants.

In addition, in October 2024, we launched a program to sponsor and raise capital through private placement offerings of Delaware statutory trusts (each, a “DST”) holding residential properties (collectively, the “DST Program”). We expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions and create future pipeline acquisition opportunities. In conjunction with the DST Program, our Operating Partnership has issued certain non-interest bearing demand notes in relation to its role as the master tenant (the “Master Tenant”) under certain master leases (the “Master Leases”) related to the DST Program (the “Demand Notes”), which could be called upon if the net operating cash flow is insufficient to pay the rent required under the Master Leases (subject to limited deferral rights) or satisfy its other obligations under the Master Leases. As compensation for the Operating Partnership’s obligations under the Master Leases, we will share in the rent paid by the tenants of the underlying properties in accordance with the waterfall set forth in the applicable Master Lease. As of December 31, 2024, we had one offering in our DST Program and had raised $4.5 million in offering proceeds of the $66.0 million total offering, issued a demand note of $0.7 million, and had $103.4 million in total net real estate investments associated with the DST Program.

In conjunction with sponsoring of the DST Program, our Operating Partnership is granted an option to acquire DST Interests from the DST Program’s beneficial owners at a later date for an aggregate value equal to such beneficial owner’s pro rata share of the appraised value of the properties, as determined by an independent appraisal firm, less any indebtedness encumbering such beneficial owner’s DST Interest or the beneficial owner’s pro rata share of any indebtedness encumbering the properties, which will be assumed or paid off by our Operating Partnership.

In general, we believe our available cash balances, cash flows from operations, proceeds from the offering of our Series A Preferred Stock, proceeds from the Amended DB Credit Facility and KeyBank Credit Facility (as hereinafter defined, and collectively, the “revolving credit facilities”), proceeds from our DST Program, proceeds from future mortgage debt financings for acquisitions and/or development projects, and other financing arrangements will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. In general, we expect that our results related to our existing portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of residential properties and build-to-rent communities.

We believe we will be able to meet our primary liquidity requirements going forward through, among other sources:

●	$115.2 million in cash available at December 31, 2024;
●	capacity of $79 million, of which approximately $13 million was available at December 31, 2024, on our revolving credit facilities;
●	proceeds from future mortgage debt financings for acquisition and/or development projects;
●	cash generated from operating activities; and
●	proceeds from the offering of our Series A Preferred Stock and potential offerings of common and preferred stock, as well as issuances of units of limited partnership interest in our Operating Partnership (“OP Units”).

The following table summarizes our contractual obligations as of December 31, 2024 related to our mortgage notes secured by our properties and revolving credit facilities. At December 31, 2024, our estimated future required payments on these obligations were as follows (amounts in thousands):

	Total	2025	2026-2027	2028-2029	Thereafter
Mortgages Payable (Principal)	$260,598	$1,871	$60,759	$86,152	$111,816
Revolving Credit Facilities	121,000	121,000	—	—	—
Estimated Interest Payments on Mortgages Payable and Revolving Credit Facilities	74,205	16,198	25,157	18,991	13,859
Total	$455,803	$139,069	$85,916	$105,143	$125,675

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

As of December 31, 2024, we had contractual commitments to fund future cash obligations in certain of our preferred equity investments and loan investments in the aggregate of $17.6 million and zero, respectively. In addition, we made a commitment to fund the total estimated project costs of $56.9 million for the development of Abode Wendell Falls, a 170-unit build-to-rent development project in Wendell, North Carolina. As of December 31, 2024, the remaining estimated project costs to complete Abode Wendell Falls was $49.4 million.

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

On February 13, 2024, our Board authorized a stock repurchase plan that provided for the repurchase, from time to time, of up to an aggregate of $5 million of our outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”) and subject to Rule 10b-5 of the Exchange Act. The repurchase plan had a term of one year and ended in February 2025. We made no repurchases of our Class A common stock under the stock repurchase plan. Our Board did authorize a new stock repurchase plan in late February 2025; refer to Subsequent Events further below in this section for additional information.

Our primary long-term liquidity requirements relate to (i) costs for additional residential investments, including development projects, (ii) repayment of long-term debt and our revolving credit facilities, (iii) capital expenditures, and (iv) cash redemption requirements related to our Series A Preferred Stock, and (v) Class A common stock repurchases under our stock repurchase plan.

We intend to finance our long-term liquidity requirements with net proceeds of additional issuances of common and preferred stock, including issuances in connection with the continuous registered offering of our Series A Preferred Stock, our revolving credit facilities, our DST Program, as well as future acquisition or project-based borrowings. Our success in meeting these requirements will therefore depend upon our ability to access capital. Further, our ability to access equity capital is dependent upon, among other things, general market conditions for REITs and the capital markets in general, market perceptions about us and our asset class, and current trading prices of our securities.

As we did in the year ended December 31, 2024, we may also selectively sell consolidated operating assets at appropriate times, which would be expected to generate cash sources for both our short-term and long-term liquidity needs.

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. In December 2023, we entered into an amended and restated credit agreement with Deutsche Bank Securities, Inc. and a syndicate of other lenders, which provides for a revolving loan with a maximum commitment amount of $150 million (the “Amended DB Credit Facility”). In addition, in October 2024, we entered into a credit agreement with KeyBank National Association and a syndicate of other lenders, which provides for a revolving loan with a maximum commitment amount of $50 million (the “KeyBank Credit Facility”). We believe our revolving credit facilities will serve as our primary debt source that will continue to enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. In addition to restrictive covenants, our revolving credit facilities contain material financial covenants. At December 31, 2024, we were in compliance with all covenants under our credit facilities. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain a distribution on our Series A Preferred Stock in accordance with the terms which require monthly dividends. While our distributions through December 31, 2024 have been paid from cash flow from operations and in accordance with our policy, distributions in the future may be paid from cash flow from operations, proceeds from the offering of our Series A Preferred Stock, proceeds from the DST Program, the sales of assets, and additional sources, such as from borrowings.

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of December 31, 2024, we own investments in eight joint ventures that are accounted for as available-for-sale debt securities.

Cash Flows

Cash Flows from Operating Activities

As of December 31, 2024, we held twenty-three real estate investments, consisting of fourteen consolidated investments and nine preferred equity and loan investments, with the twenty-three investments representing an aggregate of 5,087 residential units. During the year ended December 31, 2024, net cash provided by operating activities was $9.1 million after net loss of $12.1 million was adjusted for the following:

●non-cash items of $16.6 million;
●distributions of income and income from preferred equity investments of $2.3 million;

●an increase in accounts payable and other accrued liabilities of $1.9 million; and
●a decrease in accounts receivable, prepaids and other assets of $1.3 million; offset by
●a decrease in due from affiliates, net of $0.6 million; and
●an increase in notes and accrued interest receivable of $0.3 million.

Cash Flows from Investing Activities

During the year ended December 31, 2024, net cash used in investing activities was $224.9 million, primarily due to the following:

●	$248.2 million used in acquiring consolidated real estate investments;
●	$39.4 million used in acquiring investments in preferred equity investments and notes receivable;
●	$9.3 million used on capital expenditures; and
●	$2.7 million paid for an interest rate cap; offset by
●	$50.0 million of proceeds from the sale of real estate investments.
●	$16.2 million of proceeds from the redemption of preferred equity investments;
●	$8.3 million of repayments of notes receivable; and
●	$0.1 million of insurance proceeds related to real estate investments.

Cash Flows from Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $260.7 million, primarily due to the following:

●	net borrowings of $158.5 million on mortgages payable;
●	net proceeds of $92.9 million from the issuance of Series A Preferred Stock;
●	proceeds of $71.0 million from borrowings on revolving credit facilities; and
●	capital contributions of $5.9 million from partially owned properties’ noncontrolling interests; offset by
●	$22.3 million of repayments of our mortgages payable;
●	$20.0 million of repayments on revolving credit facilities;
●	$8.5 million of distributions to noncontrolling interests;
●	$6.3 million in deferred financing costs;
●	$3.9 million of distributions to common stockholders;
●	$3.5 million in cash distributions paid to preferred stockholders;
●	$2.9 million for purchase of interests from noncontrolling interests; and
●	$0.1 million in cash distributions paid to partially owned properties’ noncontrolling interests.

Year ended December 31, 2024 as compared to the year ended December 31, 2023

Operating Activities

Net cash flow provided by operating activities decreased $4.8 million in 2024 compared to 2023 primarily due to:

●	decrease in net distributions of income and income from preferred equity investments of $3.1 million;
●	operating income, adjusted for non-cash activity, decreased $3.0 million;
●	decrease in amounts due to affiliates, net of $1.9 million;
●	decrease in accounts receivable, prepaid expenses and other assets of $1.5 million; and
●	increase in notes and accrued interest receivable of $0.2 million; offset by
●	increase in accounts payable and other accrued liabilities of $1.9 million.

Investing Activities

Net cash used in investing activities increased $199.2 million in 2024 compared to 2023 primarily due to:

●	net increase in acquisition of real estate investments and capital expenditures of $237.1 million;
●	lower proceeds from redemption of preferred equity investments of $9.6 million;
●	increase in investment in notes receivable of $4.6 million; and
●	increase in purchase of interest rate cap of $2.7 million; offset by
●	higher proceeds from the sales of real estate investments of $41.0 million;
●	increased repayments on notes receivable of $8.3 million; and
●	lower investments in preferred equity investments of $5.5 million.

Financing Activities

Net cash provided by financing activities increased $245.1 million in 2024 compared to 2023 primarily due to:

●	increase in mortgage borrowings of $158.5 million;
●	increase in net proceeds from the Series A Preferred Offering of $84.2 million;
●	increase in proceeds from credit facilities of $50.0 million;
●	increase in contributions from noncontrolling interests of $5.5 million;
●	increase in the purchase of noncontrolling interests of $2.2 million; and
●	decrease in distributions paid to partially owned properties’ noncontrolling interests $0.2 million; offset by
●	increase in net mortgage repayments of $20.8 million;
●	increase in distributions paid of $15.8 million;
●	increase in revolving credit facility repayments of $14.0 million; and
●	increase in deferred financing fees of $4.9 million.

Capital Expenditures

The following table summarizes our total capital expenditures incurred for the years ended December 31, 2024 and 2023 (amounts in thousands):

	2024	2023
New development	$986	$—
Redevelopment/renovations	4,266	4,551
Routine capital expenditures	3,982	3,193
Normally recurring capital expenditures	629	436
Total capital expenditures	$9,863	$8,180

New development represents the expenditures for the planning, land development, and construction of residential homes and communities. Redevelopment and renovation costs are non-recurring capital expenditures for significant projects such as preparing a unit for rental. The renovation work varies, but may include flooring, cabinetry, paint, plumbing, appliances and other items required to make the unit rent ready. Routine capital expenditures are necessary non-revenue generating improvements that extend the useful life of the property, such as roof repairs and concrete work/asphalt resurfacing. Normally recurring capital expenditures are necessary non-revenue generating improvements that occur on a regular ongoing basis, such as flooring and appliances.

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

The table below presents our calculation of FFO and CFFO for the years ended December 31, 2024 and 2023 ($ in thousands):

	2024	2023
Net loss attributable to common stockholders	$(4,234)	$(4,503)
Add back: Net loss attributable to Operating Partnership Units	(9,232)	(8,996)
Net loss attributable to common stockholders and unit holders	(13,466)	(13,499)

Real estate depreciation and amortization	19,810	16,023
(Gain) on sale and impairment of real estate investments, net	(7,081)	1,017
Adjustment for partially owned properties’ noncontrolling interests	(2,245)	(2,215)
FFO attributable to common stockholders and unit holders	(2,982)	1,326

Acquisition and other transaction costs	255	1,820
Non-cash interest expense	1,755	2,775
Unrealized loss on derivatives	3,885	2,933
(Recovery of) provision for credit losses, net	(93)	174
Weather-related losses, net	170	(17)
Loss on extinguishment of debt costs	151	—
Non-real estate depreciation and amortization	140	200
Other income, net	(330)	(679)
Non-cash equity compensation	6,872	13,040
Preferred stock accretion	244	—
Adjustment for partially owned properties’ noncontrolling interests	(387)	(627)
CFFO attributable to common stockholders and unit holders	$9,680	$20,945

Per Share and Unit Information:
FFO attributable to common stockholders and unit holders – diluted	$(0.24)	$0.12
CFFO attributable to common stockholders and unit holders – diluted	$0.79	$1.82

Weighted average common shares and units outstanding – diluted	12,247,598	11,537,120

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

Distributions

Declaration Date	Record Date	Amount	Paid / Payable Date
Class A common stock Special Dividend
December 19, 2023	December 29, 2023	$1.00	January 5, 2024
Class C common stock Special Dividend
December 19, 2023	December 29, 2023	$1.00	January 5, 2024
Series A Preferred Stock (1)
October 13, 2023	December 22, 2023	$0.125	January 5, 2024
January 15, 2024	January 25, 2024	0.125	February 5, 2024
January 15, 2024	February 23, 2024	0.125	March 5, 2024
January 15, 2024	March 25, 2024	0.125	April 5, 2024
April 12, 2024	April 25, 2024	0.125	May 3, 2024
April 12, 2024	May 24, 2024	0.125	June 5, 2024
April 12, 2024	June 25, 2024	0.125	July 5, 2024
July 12, 2024	July 25, 2024	0.125	August 5, 2024
July 12, 2024	August 23, 2024	0.125	September 5, 2024
July 12, 2024	September 25, 2024	0.125	October 4, 2024
October 14, 2024	October 25, 2024	0.125	November 5, 2024
October 14, 2024	November 25, 2024	0.125	December 5, 2024
October 14, 2024	December 24, 2024	0.125	January 3, 2025
Series A Preferred Special Dividend (2)
November 7, 2023	Each day of December 1 - 31, 2023	$0.002469	January 5, 2024
January 15, 2024	Each day of January 1 - 31, 2024	0.000337	February 5, 2024
January 15, 2024	Each day of February 1 - 29, 2024	0.003458	March 5, 2024
January 15, 2024	Each day of March 1 - 31, 2024	0.004603	April 5, 2024
April 12, 2024	Each day of April 1 - 30, 2024	0.009953	May 3, 2024
Series A Preferred Enhanced Special Dividend (3)
May 3, 2024	May 24, 2024	$0.027507	June 5, 2024
May 3, 2024	June 25, 2024	0.027775	July 5, 2024
July 12, 2024	July 25, 2024	0.027862	August 5, 2024
July 12, 2024	August 23, 2024	0.027633	September 5, 2024
July 12, 2024	September 25, 2024	0.022237	October 4, 2024
October 14, 2024	October 25, 2024	0.016593	November 5, 2024
October 14, 2024	November 25, 2024	0.013024	December 5, 2024
October 14, 2024	December 24, 2024	0.010417	January 3, 2025
(1)	Holders of record of newly issued Series A Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series A Preferred Stock was outstanding.
(2)	Holders of record of Series A Preferred Stock shares as of the close of business on each day of the applicable month were entitled to additional contingent special daily dividends for each such day, to be aggregated and payable (if at all) on the payable date, in each case equal to the amount (if any) by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average 10-year Daily Treasury Par Yield Curve Rate for the period from the 26th of the prior month to the 25th of the applicable month (as reported by the United States Department of the Treasury), plus (II) two percent, divided by (b) twelve, divided further by (c) the actual number of days in the applicable month, exceeds (ii) the quotient of (a) $0.125 divided by (b) the actual number of days in the applicable month.
(3)	Holders of record of Series A Preferred Stock shares are entitled to an enhanced special dividend, which replaces the additional contingent special daily dividends, equal to the amount by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average of the one-month Term SOFR for each day commencing on the 26th of the prior month to the 25th of the applicable month, plus (II) two percent, divided by (b) twelve, exceeds (ii) the standard monthly dividend of $0.125 per share of Series A Preferred Stock. The enhanced special dividend will be aggregated with the standard monthly dividend so as to effect a dividend rate on the Series A Preferred Stock that is subject to a 6.5% minimum and 8.5% maximum annual rate.

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

Distributions declared and paid for the year ended December 31, 2024 were as follows (amounts in thousands):

	Distributions
2024	Declared	Paid
First Quarter
Class A common stock	$—	$3,871
Class C common stock	—	8
Series A Preferred Stock (1)	253	206
OP Units	—	7,366
LTIP / C-LTIP Units	—	1,143
Total First Quarter	$253	$12,594
Second Quarter
Series A Preferred Stock (1)	$562	$396
Total Second Quarter	$562	$396
Third Quarter
Series A Preferred Stock (1)	$1,412	$1,129
Total Third Quarter	$1,412	$1,129
Fourth Quarter
Series A Preferred Stock (1)	$1,795	$1,726
Total Fourth Quarter	$1,795	$1,726
Total	$4,022	$15,845
(1)	Series A Preferred Stock amounts include the standard dividend at an annual rate of 6.0% of the Stated Value plus any special and enhanced special dividends.

Critical Accounting Policies and Estimates

Below is a discussion of the accounting policies that we consider critical to an understanding of our financial condition and operating results that may require complex or significant judgment in their application or require estimates about matters which are inherently uncertain.

Principles of Consolidation and Basis of Presentation

We conduct our operations through the Operating Partnership, of which we are the sole general partner. The consolidated financial statements include our accounts and those of the Operating Partnership and its subsidiaries. As of December 31, 2024, limited partners other than the Company owned approximately 69.48% of the common units of the Operating Partnership, of which 56.72% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 12.76% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 3.09% which are not vested at December 31, 2024.

Real Estate Investments, Preferred Equity Investments and Notes Receivable

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

For investments that meet the criteria of a security under ASC 320 Investments – Debt Securities, we classify each investment as an available-for-sale (“AFS”) debt security as we do not have the positive intent to hold all investments to maturity. We account for these investments as preferred equity investments in our consolidated balance sheets, and we earn a fixed return on these investments which is included within income from preferred equity investments in our consolidated statements of operations and comprehensive income. AFS debt securities are carried at fair value in our consolidated balance sheets, and any unrealized gains or losses on AFS debt securities are reported as a component of accumulated other comprehensive income in our consolidated balance sheets, and as a component of other comprehensive income in our consolidated statements of operations and comprehensive income. We evaluate the collectability of each preferred equity investment and estimate a provision for credit loss, as applicable. Refer to the Current Expected Credit Losses (“CECL”) section below for further information regarding CECL and our provision for credit losses.

We previously classified our preferred equity investments as held-to-maturity debt securities as the investments met the criteria of a security under ASC 320 Investments – Debt Securities. As of December 31, 2024, we do not have the positive intent to hold all the securities to maturity. As such, we have reclassified all our previously held-to-maturity debt securities to AFS debt securities.

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

Impairment of Operating Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our operating real estate and related intangible assets may not be recoverable. The evaluation of real estate assets for potential impairment requires our management to exercise significant judgement and make certain key assumptions, including the following: (i) capitalization rate, (ii) discount rate, (iii) number of years the property will be held, (iv) property operating revenue including occupancy and market rental rates, and (v) property operating expenses. There are inherent uncertainties in making these estimates such as market conditions, and performance and sustainability of property operations. When indicators of potential impairment suggest that the carrying value of operating real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if we do not believe that we will be able to recover the carrying value of the operating real estate and related intangible assets, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the operating real estate and related intangible assets based on the discounted cash flows of the operating asset. During 2024, the Lubbock, Texas submarket experienced deterioration, and as a result, we recorded a $1.4 million impairment loss on the Peak JV 2 portfolio as of December 31, 2024, which is included in gain on sale and (impairment) of real estate investments, net in our consolidated statement of operations and comprehensive income. The Peak JV 2 portfolio is included in the scattered single-family homes segment. No impairment losses on operating real estate and related intangible assets were recorded in 2023.

Held for Sale Real Estate Assets

Real estate assets are classified as held for sale when they meet the applicable GAAP criteria in accordance with ASC 360-10 Property, Plant, and Equipment - Overall, including, but not limited to, the availability of the real estate asset for immediate sale in its present condition, the existence of an active program to locate a buyer, the probable sale of the real estate asset within one year, and actions required to complete the sale of the real estate asset are likely to occur. Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on our consolidated balance sheets. At December 31, 2024 and 2023, we had 167 units and 118 units, respectively, classified as held for sale, and for the years ended December 31, 2024 and 2023, we had recorded impairments related to held for sale units of $3.3 million and $1.3 million, respectively, which is included in gain on sale and (impairment) of real estate investments, net in our consolidated statements of operations and comprehensive income.

Revenue Recognition

We recognize rental revenue on a straight-line basis over the terms of the rental agreements and in accordance with ASC Topic 842 Leases. Rental revenue is recognized on an accrual basis and when the collectability of the amounts due from tenants is deemed probable. Rental revenue is included within rental and other property revenues on our consolidated statements of operations and comprehensive income. Amounts received in advance are recorded as a liability within other accrued liabilities on our consolidated balance sheet.

Other property revenues are recognized in the period earned.

Current Expected Credit Losses (CECL)

Notes Receivable

We estimate provision for credit losses on our loan investments (notes receivable) under CECL. This method is based on expected credit losses for the life of the investment as of each balance sheet date. The method for calculating the estimate of expected credit loss considers historical experience and current conditions for similar loans and reasonable and supportable forecasts about the future.

We estimate our provision for credit losses using a collective (pool) approach for investments with similar risk characteristics, such as collateral and duration of investment. In measuring the CECL provision for investments that share similar characteristics, we apply a default rate to the investments for the remaining loan investment hold period. As we do not have a significant historical population of loss data on our loan investments, our default rate utilized for CECL is based on an external historical loss rate for commercial real estate loans.

In addition to analyzing investments as a pool, we perform an individual investment assessment of expected credit losses. If it is determined that the borrower is experiencing financial difficulty, or a foreclosure is probable, or we expect repayment through the sale of the collateral, we calculate expected credit losses based on the value of the underlying collateral as of the reporting date. During this review process, if we determine that it is probable that we will not be able to collect all amounts due for both principal and interest according to the contractual terms of an investment, that loan investment is not considered fully recoverable and a provision for credit loss is recorded.

In estimating the value of the underlying collateral when determining if a loan investment is fully recoverable, we evaluate estimated future cash flows to be generated from the collateral underlying the investment. The inputs and assumptions utilized to estimate the future cash flows of the underlying collateral are based upon our evaluation of the operating results, economy, market trends, and other factors, including judgments regarding costs to complete any construction activities, lease-up and occupancy rates, rental rates, and capitalization rates utilized to estimate the projected cash flows at the disposition. We may also obtain a third-party valuation which may value the collateral through an “as-is” or “stabilized value” methodology. If upon completion of the valuation the fair value of the underlying collateral securing the investment is less than the net carrying value, we record a provision for credit loss on that loan investment. As the investment no longer displays the characteristics that are similar to those of the pool of loan investments, the investment is removed from the CECL collective (pool) analysis described above.

Preferred Equity Investments

We perform an individual assessment of expected credit losses for our preferred equity investments, which are accounted for as AFS debt securities, that have an unrealized loss recorded at the reporting date. If it is determined that the borrower is experiencing financial difficulty, or a foreclosure is probable, or we expect repayment through the sale of the collateral, we calculate expected credit losses based on the value of the underlying collateral as of the reporting date. During this review process, if we determine that it is probable that we will not be able to collect all amounts due for both principal and interest according to the contractual terms of an investment, that preferred equity investment is not considered fully recoverable and a provision for credit loss is recorded.

New Accounting Pronouncements

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our Notes to the Consolidated Financial Statements for a description of accounting pronouncements. We do not believe these new pronouncements will have a significant impact on our Consolidated Financial Statements, cash flows or results of operations.

Subsequent Events

Issuance of LTIP Units under the BHM Incentive Plans

On January 1, 2025, we granted 5,405 LTIP Units pursuant to the BHM Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance.

Declaration of Dividends

Declaration Date	Record Date	Amount	Paid / Payable Date
Series A Preferred Stock (1)
January 15, 2025	January 24, 2025	$0.125	February 5, 2025
January 15, 2025	February 25, 2025	0.125	March 5, 2025
January 15, 2025	March 25, 2025	0.125	April 4, 2025
Series A Preferred Enhanced Special Dividend
January 15, 2025	January 24, 2025	(2)	February 5, 2025
January 15, 2025	February 25, 2025	(2)	March 5, 2025
January 15, 2025	March 25, 2025	(2)	April 4, 2025
(1)	Holders of record of newly issued Series A Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series A Preferred Stock was outstanding.

(2)	Holders of record of Series A Preferred Stock shares are entitled to an enhanced special dividend equal to the amount by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average of the one-month Term SOFR for each day commencing on the 26th of the prior month to the 25th of the applicable month, plus (II) two percent, divided by (b) twelve, exceeds (ii) the standard monthly dividend of $0.125 per share of Series A Preferred Stock. The enhanced special dividend will be aggregated with the standard monthly dividend so as to effect a dividend rate on the Series A Preferred Stock that is subject to a 6.5% minimum and 8.5% maximum annual rate.

Distributions Paid

The following distributions were declared and/or paid to our stockholders subsequent to December 31, 2024 (amounts in thousands):

				Distribution	Total
Shares (1)	Declaration Date	Record Date	Date Paid	per Share	Distribution
Series A Preferred Stock	October 14, 2024	December 24, 2024	January 3, 2025	$0.135417	$617
Series A Preferred Stock	January 15, 2025	January 24, 2025	February 5, 2025	0.135417	641
Series A Preferred Stock	January 15, 2025	February 25, 2025	March 5, 2025	0.135417	667
Total					$1,925
(1)	Series A Preferred Stock distribution per share amounts include the standard dividend at an annual rate of 6.0% of the Stated Value and any enhanced special dividends.

Series A Preferred Stock Redemption Safeguard Policy

On February 6, 2025, we implemented a new Series A Preferred Stock Redemption Safeguard Policy (the “Policy”) with respect to our Series A Preferred Stock. The Policy is applicable in the event of any redemption of shares of Series A Preferred Stock in shares of our Class A common stock rather than in cash (each, a “Preferred Redemption in common stock”). The Policy provides that if, within 10 business days of any such Preferred Redemption in common stock, any such shares of Class A common stock are sold at a loss (i.e. a lower price than the Aggregate Redemption Value), the holder can apply to us for a cash payment to the holder in an amount equal to the difference between (i) the Aggregate Redemption Value of the Class A common stock so issued, and (ii) the Aggregate Sale Price at which such shares of Class A common stock were sold, subject to certain conditions and requirements as set forth in the Policy. The Policy applies both retroactively, and on a go-forward basis, to holders of our Series A Preferred Stock.

Class A Common Stock Repurchase Plan

On February 28, 2025, our Board authorized a new stock repurchase plan for the repurchase, from time to time, of up to an aggregate of $5 million of our outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Exchange Act and subject to Rule 10b-5 of the Exchange Act. The repurchase plan has a term of one year and may be discontinued at any time. The extent to which we repurchase shares of our Class A common stock under the repurchase plan, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. We expect that any repurchases of our Class A common stock will be through open market transactions, subject to market conditions, certain price limitations and other conditions established under the plan. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act.

Commencement of Common Stock Dividends

On March 11, 2025, we declared, and our Board previously authorized, quarterly cash dividends of $0.125 per share, or $0.50 per share annually, for our Class A common stock and Class C common stock for each quarter of fiscal year 2025. The common stock dividends will be payable quarterly to the stockholders of record as of (i) March 25, 2025, (ii) June 25, 2025, (iii) September 25, 2025, and (iv) December 24, 2025, which will be paid in cash on (i) April 4, 2025, (ii) July 3, 2025, (iii) October 3, 2025, and (iv) January 5, 2026, respectively.

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

Our interest rate risk is monitored using a variety of techniques. The table below ($ in thousands) presents the principal payments and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. Fair value adjustments and unamortized deferred financing costs, net, of approximately $(7.8) million are excluded.

	2025	2026	2027	2028	2029	Thereafter	Total
Mortgage Notes Payable	$1,871	$36,652	$24,107	$5,702	$80,450	$111,816	$260,598
Weighted Average Interest Rate	3.97%	4.13%	7.23%	5.79%	5.25%	5.19%	5.25%

Revolving Credit Facilities	$121,000	$—	$—	$—	$—	$—	$121,000
Weighted Average Interest Rate	7.53%	—	—	—	—	—	7.53%

The fair value of mortgages payable is estimated at $250.2 million at December 31, 2024.

The table above incorporates those exposures that exist as of December 31, 2024; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

At December 31, 2024, we had interest rate caps and swaps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps and swaps effectively limit our exposure to interest rate risk by providing a ceiling on the underlying interest rate for $155.6 million of our debt.

Based on our debt outstanding and interest rates in effect at December 31, 2024, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would increase future interest expense by approximately $0.6 million or decrease interest expense by approximately $0.6 million, respectively, on an annual basis.

Item 8.   Financial Statements and Supplementary Data

The information required by this Item 8 is hereby included in our Consolidated Financial Statements beginning on page F-1 of the Annual Report on Form 10-K.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2024, the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting, as of December 31, 2024, was effective.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 9C.   Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 11.   Executive Compensation

The information required by this Item is incorporated by reference from the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 14.   Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

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

Our consolidated financial statements and supplementary data are included as a separate section in this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 16.   Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK HOMES TRUST, INC.

Date: March 20, 2025	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BLUEROCK HOMES TRUST, INC.

Date: March 20, 2025	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

Date: March 20, 2025	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 20, 2025	/s/ Elizabeth Harrison
Elizabeth Harrison
Director

Date: March 20, 2025	/s/ Kamal Jafarnia
Kamal Jafarnia
Director

Date: March 20, 2025	/s/ I. Bobby Majumder
I. Bobby Majumder
Director

Date: March 20, 2025	/s/ Romano Tio
Romano Tio
Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bluerock Homes Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bluerock Homes Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Southfield, Michigan

March 20, 2025

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
ASSETS
Net real estate investments
Land	$103,713	$70,637
Buildings and improvements	580,110	394,548
Furniture, fixtures and equipment	19,414	13,277
Construction in process	986	—
Total gross operating real estate investments	704,223	478,462
Accumulated depreciation	(42,410)	(32,452)
Total net operating real estate investments	661,813	446,010
Operating real estate held for sale, net	21,815	18,890
Total Net Real Estate Investments	683,628	464,900
Cash and cash equivalents	115,209	80,163
Restricted cash	16,032	6,221
Notes and accrued interest receivable, net	32,067	17,797
Accounts receivable, prepaids and other assets, net	34,575	21,383
Preferred equity investments, net	81,668	81,156
In-place lease intangible assets, net	2,749	—
Due from affiliates	1,049	—
Non-real estate assets associated with operating real estate held for sale	16	—
TOTAL ASSETS	$966,993	$671,620

LIABILITIES AND EQUITY
Mortgages payable	$252,782	$96,670
Revolving credit facilities	121,000	70,000
Accounts payable	803	691
Other accrued liabilities	16,914	9,438
Due to affiliates	5,980	3,509
Distributions payable	617	12,440
Liabilities associated with operating real estate held for sale	6	—
Total Liabilities	398,102	192,748
6.0% Series A Redeemable Preferred Stock, liquidation preference $25.00 per share, 30,000,000 shares authorized; 4,628,681 and 436,675 shares issued and outstanding at December 31, 2024 and 2023, respectively	102,154	8,273
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 220,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock - Class A, $0.01 par value, 562,500,000 shares authorized; 3,953,919 and 3,871,265 shares issued and outstanding at December 31, 2024 and 2023, respectively	40	39
Common stock - Class C, $0.01 par value, 187,500,000 shares authorized; 8,489 shares issued and outstanding at December 31, 2024 and 2023	—	—
Additional paid-in-capital	118,495	122,369
Cumulative earnings in excess of distributions	20,709	24,943
Accumulated other comprehensive loss	(164)	—
Total Stockholders’ Equity	139,080	147,351
Noncontrolling Interests
Operating partnership units	310,275	307,945
Partially owned properties	17,382	15,303
Total Noncontrolling Interests	327,657	323,248
Total Equity	466,737	470,599
TOTAL LIABILITIES AND EQUITY	$966,993	$671,620

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenues
Rental and other property revenues	$48,584	$40,999
Interest income from loan investments	1,630	94
Total revenues	50,214	41,093

Expenses
Property operating	24,144	19,164
Property management and asset management fees	4,715	4,416
General and administrative	10,592	8,004
Management fees to related party	9,111	7,922
Acquisition and other transaction costs	255	1,820
Weather-related losses, net	170	(17)
Depreciation and amortization	19,940	16,178
Total expenses	68,927	57,487

Other income (expense)
Other income, net	330	679
Income from preferred equity investments	11,937	11,632
Recovery of (provision for) credit losses	93	(174)
Gain on sale and (impairment) of real estate investments, net	7,081	(1,017)
Loss on extinguishment of debt costs	(151)	—
Interest expense, net	(18,092)	(13,102)
Interest income	5,424	2,609
Total other income	6,622	627
Net loss	(12,091)	(15,767)
Preferred stock dividends	(4,022)	(130)
Preferred stock accretion	(244)	—
Net loss attributable to noncontrolling interests
Operating partnership units	(9,232)	(8,996)
Partially-owned properties	(2,891)	(2,398)
Net loss attributable to noncontrolling interests	(12,123)	(11,394)
Net loss attributable to common stockholders	$(4,234)	$(4,503)

Net loss per common share – Basic	$(1.10)	$(1.30)
Net loss per common share - Diluted	$(1.10)	$(1.30)

Weighted average basic common shares outstanding	3,856,162	3,845,349
Weighted average diluted common shares outstanding	3,856,162	3,845,349

Other comprehensive loss
Unrealized loss on available for sale investments	$(527)	$—
Less unrealized loss attributable to Operating partnership units	363	—
Other comprehensive loss attributable to common stockholders	(164)	—
Comprehensive loss attributable to noncontrolling interests	(12,486)	(11,394)
Comprehensive loss attributable to common stockholders	$(4,398)	$(4,503)

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock				Accumulated
							Other
	Number of	Par	Number of	Par	Additional	Cumulative	Comprehensive	Noncontrolling
	Shares	Value	Shares	Value	Paid-in Capital	Earnings	Loss	Interests	Total Equity
Balance, January 1, 2023	3,835,013	$38	8,489	$—	$126,623	$33,325	$—	$332,002	$491,988

Issuance of restricted Class A common stock and LTIP Units for equity incentive plan compensation, net of shares withheld for employee taxes	31,260	1	—	—	107	—	—	2,603	2,711
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	—	9,146	9,146
Common stock distributions declared	—	—	—	—	—	(3,879)	—	—	(3,879)
Series A Preferred Stock distributions declared	—	—	—	—	—	(130)	—	—	(130)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	(8,509)	(8,509)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	—	(311)	(311)
Acquisition of noncontrolling interests	—	—	—	—	1,515	—	—	(6,564)	(5,049)
Conversion of Operating Partnership Units to Class A common stock	4,992	—	—	—	204	—	—	(204)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	399	399
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(6,080)	—	—	6,080	—
Net loss	—	—	—	—	—	(4,373)	—	(11,394)	(15,767)
Balance, December 31, 2023	3,871,265	$39	8,489	$—	$122,369	$24,943	$—	$323,248	$470,599

Issuance of restricted Class A common stock and LTIP Units for equity incentive plan compensation, net of shares withheld for employee taxes	73,551	—	—	—	451	—	—	2,865	3,316
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	—	6,644	6,644
Series A Preferred Stock distributions declared	—	—	—	—	—	(4,022)	—	—	(4,022)
Series A Preferred Stock accretion	—	—	—	—	—	(244)	—	—	(244)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	—	(145)	(145)
Acquisition of noncontrolling interests	—	—	—	—	(2,211)	—	—	(650)	(2,861)
Total comprehensive loss	—	—	—	—	—	—	(164)	(363)	(527)
Holder redemption of Series A Preferred Stock and conversion into Class A common stock	9,103	1	—	—	164	—	—	—	165
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5,903	5,903
Adjustment for noncontrolling interest ownership in the Operating Partnership and partially owned properties	—	—	—	—	(2,278)	—	—	2,278	—
Net income (loss)	—	—	—	—	—	32	—	(12,123)	(12,091)
Balance, December 31, 2024	3,953,919	$40	8,489	$—	$118,495	$20,709	$(164)	$327,657	$466,737

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(12,091)	$(15,767)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,566	19,275
Amortization of fair value adjustments	127	(319)
Income from preferred equity investments	(11,937)	(11,632)
(Gain) on sale and impairment of real estate investments, net	(7,081)	1,017
Fair value adjustment of interest rate caps and swaps	3,885	2,933
(Recovery of) provision for credit losses, net	(93)	174
Loss on extinguishment of debt costs	151	—
Distributions of income and income from preferred equity investments	2,348	5,418
Share-based compensation attributable to equity incentive plan	3,316	2,710
Share-based compensation to Manager – C-LTIP Units	6,644	9,146
Changes in operating assets and liabilities:
Due (from) to affiliates, net	(638)	1,297
Accounts receivable, prepaids and other assets	1,255	(215)
Notes and accrued interest receivable	(341)	(129)
Accounts payable and other accrued liabilities	1,947	(28)
Net cash provided by operating activities	9,058	13,880

Cash flows from investing activities
Acquisitions of real estate investments	(248,205)	(10,843)
Capital expenditures	(9,311)	(9,527)
Purchase of interest rate cap	(2,688)	—
Investment in notes receivable	(22,300)	(17,684)
Repayments on notes receivable	8,284	—
Proceeds from sale of real estate investments	50,013	9,053
Proceeds from redemption of preferred equity investments	16,238	25,841
Insurance proceeds related to real estate investments	149	—
Investments in preferred equity investments	(17,097)	(22,562)
Net cash used in investing activities	(224,917)	(25,722)

Cash flows from financing activities
Distributions to common stockholders	(3,879)	—
Distributions to noncontrolling interests	(8,509)	—
Distributions to partially owned properties’ noncontrolling interests	(145)	(311)
Distributions to preferred stockholders	(3,457)	(78)
Contributions from noncontrolling interests	5,903	399
Purchase of interests from noncontrolling interests	(2,861)	(5,049)
Borrowings on mortgages payable	158,476	—
Repayments on mortgages payable including prepayment penalties	(22,338)	(1,526)
Proceeds from revolving credit facilities	71,000	21,000
Repayments on revolving credit facilities	(20,000)	(6,000)
Payments of deferred financing fees	(6,331)	(1,467)
Net proceeds from issuance of 6.0% Series A Redeemable Preferred Stock	92,857	8,696
Net cash provided by financing activities	260,716	15,664

Net increase in cash, cash equivalents and restricted cash	44,857	3,822
Cash, cash equivalents and restricted cash, beginning of year	86,384	82,562
Cash, cash equivalents and restricted cash, end of year	$131,241	$86,384

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$115,209	$80,163
Restricted cash	16,032	6,221
Total cash, cash equivalents and restricted cash, end of year	$131,241	$86,384

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$11,581	$7,200

Supplemental disclosure of non-cash investing and financing activities
Conversion of note receivable to preferred equity investment	$7,800	$—
Distributions payable – declared and unpaid	$617	$12,440
Mortgage assumed upon property acquisition	$24,333	—
Capital expenditures held in accounts payable and other accrued liabilities	$790	$238
Right-of-use asset recognized	$5,058	$—
Lease liability recognized	$4,969	$—

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Bluerock Homes Trust, Inc. (the “Company” or “Bluerock Homes”) was incorporated as a Maryland corporation on December 16, 2021. The Company owns and operates a portfolio of institutional residential properties including single-family homes, build-to-rent communities, and other residential communities located in attractive markets with a focus on the knowledge-economy and high-quality of life growth markets of the Sunbelt and Western United States. The Company’s principal objective is to generate attractive risk-adjusted returns on investments where it believes it can drive growth in funds from operations and net asset value by acquiring residential units, developing residential communities, and through Value-Add renovations. The Company’s Value-Add strategy focuses on repositioning lower-quality, less current assets to drive rent growth and expand margins to increase net operating income and maximize the Company’s return on investment.

As of December 31, 2024, the Company held twenty-three real estate investments, consisting of fourteen consolidated investments and nine preferred equity and loan investments. The twenty-three investments represent an aggregate of 5,087 residential units, comprised of 3,453 consolidated units, of which 170 units are under development, and 1,634 units through preferred equity and loan investments, which includes planned units and those under development. As of December 31, 2024, the Company’s consolidated operating investments were approximately 91.6% occupied; excluding units classified as held for sale and down/renovation units, the Company’s consolidated operating investments were approximately 94.0% occupied.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company conducts its operations through Bluerock Residential Holdings, L.P., its operating partnership (the “Operating Partnership”), of which it is the sole general partner. The consolidated financial statements include the Company’s accounts and those of the Operating Partnership and its subsidiaries. As of December 31, 2024, limited partners other than the Company owned approximately 69.48% of the common units of the Operating Partnership, of which 56.72% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 12.76% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 3.09% which are not vested at December 31, 2024.

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

For investments that meet the criteria of a security under ASC 320 Investments – Debt Securities, the Company classifies each investment as an available-for-sale (“AFS”) debt security as it does not have the positive intent to hold all investments to maturity. The Company accounts for these investments as preferred equity investments in its consolidated balance sheets, and it earns a fixed return on these investments which is included within income from preferred equity investments in its consolidated statements of operations and comprehensive income. AFS debt securities are carried at fair value in the Company’s consolidated balance sheets, and any unrealized gains or losses on AFS debt securities are reported as a component of accumulated other comprehensive income in its consolidated balance sheets, and as a component of other comprehensive income in its consolidated statements of operations and comprehensive income. The Company evaluates the collectability of each preferred equity investment and estimates a provision for credit loss, as applicable. Refer to the Current Expected Credit Losses (“CECL”) section of this Note for further information regarding CECL and the Company’s provision for credit losses.

The Company previously classified its preferred equity investments as held-to-maturity debt securities as the investments met the criteria of a security under ASC 320 Investments – Debt Securities. As of December 31, 2024, the Company does not have the positive intent to hold all the securities to maturity. As such, the Company has reclassified all its previously held-to-maturity debt securities to AFS debt securities.

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

Fair Value of Financial Instruments

As of December 31, 2024 and December 31, 2023, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due to and due from affiliates, accounts payable, other accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations. The Company measures the fair value of its AFS debt securities utilizing observable and unobservable market inputs. The observable market inputs include recent transactions and broker quotes (“market data”). However, given the implied price dispersion amongst the market data, the fair value determination for the AFS debt securities has also utilized significant unobservable inputs in discounted cash flow models based on recent performance of the collateral, the underlying collateral characteristics, industry trends as well as expectations of macroeconomic events. At each measurement date, the Company considers both the observable and unobservable valuation inputs in the determination of fair value. However, given the significance of the unobservable inputs, the fair values of AFS debt securities are classified in Level 3 of the fair value hierarchy. Refer to Note 11 for further information regarding fair value measurements.

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

Capital Additions, Depreciation and Amortization

The Company capitalizes costs incurred in connection with its capital additions activities, including redevelopment, development and construction projects, other tangible improvements, and replacements of existing components. Repair and maintenance and tenant turnover costs are expensed as incurred. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset. Accordingly, many factors are considered as part of the Company’s evaluation processes with no one factor necessarily determinative. Depreciation and amortization expense are computed on the straight-line method over the asset’s estimated useful life. The Company considers the period of future benefit of an asset to determine its appropriate useful life and anticipates the estimated useful lives of assets by class to be generally as follows:

Buildings	30 – 40 years
Building improvements	5 – 15 years
Land improvements	5 – 15 years
Furniture, fixtures and equipment	3 – 8 years
In-place leases	6 months

Intangible Assets

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

The following table summarizes the Company’s in-place lease intangible assets at December 31, 2024 and 2023 (amounts in thousands):

	2024	2023
Gross carrying value	$9,757	$5,208
Accumulated amortization	(7,008)	(5,208)
Net carrying value	$2,749	$—

The following table summarizes the Company’s in-place lease activity for the year ended December 31, 2024 (amounts in thousands):

In-place Leases
Beginning balance, January 1, 2024	$—
Acquisitions	5,309
Amortization	(2,560)
Ending balance, December 31, 2024	$2,749

The Company did not acquire any in-place leases or incur any related amortization expense during the year ended December 31, 2023.

At December 31, 2024, the Company’s estimated aggregate amortization of its in-place lease intangible assets for the next five years is $2.7 million, with the full amount expected to be incurred in 2025 and no amount thereafter.

Impairment of Operating Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its operating real estate and related intangible assets may not be recoverable. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgement and make certain key assumptions, including the following: (i) capitalization rate, (ii) discount rate, (iii) number of years the property will be held, (iv) property operating revenue including occupancy and market rental rates, and (v) property operating expenses. There are inherent uncertainties in making these estimates such as market conditions, and performance and sustainability of property operations. When indicators of potential impairment suggest that the carrying value of operating real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether it will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the operating real estate and related intangible assets, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the operating real estate and related intangible assets based on the discounted cash flows of the operating asset. During 2024, the Lubbock, Texas submarket experienced deterioration, and as a result, the Company recorded a $1.4 million impairment loss on the Peak JV 2 portfolio as of December 31, 2024, which is included in gain on sale and (impairment) of real estate investments, net in its consolidated statements of operations and comprehensive income. The Peak JV 2 portfolio is included in the scattered single-family homes segment. No impairment losses on operating real estate and related intangible assets were recorded in 2023.

Held for Sale Real Estate Assets

Real estate assets are classified as held for sale when they meet the applicable GAAP criteria in accordance with ASC 360-10 Property, Plant, and Equipment - Overall, including, but not limited to, the availability of the real estate asset for immediate sale in its present condition, the existence of an active program to locate a buyer, the probable sale of the real estate asset within one year, and actions required to complete the sale of the real estate asset are likely to occur. Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on the consolidated balance sheets. Refer to Note 4 for further information.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.

Restricted Cash

Restricted cash includes amounts established pursuant to various agreements which limit the use of funds for specific purposes related to property preservation and compliance, such as lender-imposed escrow accounts for replacement reserves, tenant deposits, real estate taxes and insurance.

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

Deferred Financing Fees

Deferred financing fees represent commitment fees, legal fees and other third-party costs associated with obtaining financing. Fees associated with the Company’s revolving lines of credit are recorded within accounts receivable, prepaids and other assets on the consolidated balance sheets. Deferred fees associated with its lines of credit are amortized to interest expense over the terms of the financing agreements using the straight-line method, which approximates the effective interest method.

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

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the terms of the rental agreements and in accordance with ASC Topic 842 Leases. Rental revenue is recognized on an accrual basis and when the collectability of the amounts due from tenants is deemed probable. Rental revenue is included within rental and other property revenues on the Company’s consolidated statements of operations and comprehensive income. Amounts received in advance are recorded as a liability within other accrued liabilities on the Company’s consolidated balance sheets.

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

Dividends may be funded from a variety of sources. In particular, the Company expects that, initially, dividends may exceed net income under accounting principles generally accepted in the United States of America (“GAAP”) because of non-cash expenses, mainly depreciation and amortization expense, which are included in net income. To the extent that funds available for distribution are less than the amount required to be distributed to stockholders to satisfy the requirements to maintain its REIT status, the Company may consider various means to cover any such shortfall, including borrowing under loans, selling certain assets or using a portion of the net proceeds from future offerings of equity, equity-related securities or debt securities or declaring taxable share dividends. In addition, the Company’s charter allows the issuance of preferred equity shares that could have a preference on dividends, and such dividend preference on the preferred equity could limit the ability to pay dividends to the holders of the Company’s common stock.

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

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It requires a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in an income tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management has considered all positions taken on the 2023 tax returns (where applicable), and those positions expected to be taken on the 2024 tax returns, and concluded that tax positions taken have a more likely than not level of assurance of being sustained at the full amount upon examination. Accordingly, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2024. If any income tax exposure was identified, the Company would recognize an estimated liability for income tax items that meet the criteria for accrual. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. If any interest and penalties related to income tax assessments arose, the Company would record them as income tax expense. The statute of limitations for the Company’s returns is generally 3 years and as of December 31, 2024, tax returns for the calendar years 2022 and 2023 remain subject to examination by the Internal Revenue Service and various state tax jurisdictions.

Lessor Accounting

The Company’s current portfolio generates rental revenue by leasing residential units. As lease revenues for residential units fall under the scope of ASC Topic 842 Leases, such lease revenues are classified as operating leases with straight-line recognition over the terms of the relevant lease agreement and inclusion within rental revenue. Resident leases are generally for one-year or month-to-month terms and are renewable by mutual agreement between the Company and the resident. Non-lease components of the Company’s leases are combined with the related lease component and accounted for as a single lease component under ASC Topic 842. The balances of net real estate investments and related depreciation on the Company’s consolidated financial statements relate to assets for which the Company is the lessor.

Lessee Accounting

In accordance with ASC Topic 842 Leases, the Company determines whether an arrangement is a lease at inception. For operating leases with a term of greater than one year, a lease liability and a right-of-use asset are recognized and recorded in the Company’s consolidated balance sheets. The lease liability represents the Company’s obligation to make lease payments arising from a lease and is measured as the present value of the lease payments at the commencement date. As the rate implicit in a lease may not be known at lease commencement, the Company will use its incremental borrowing rate to discount its lease obligation. The right-of-use asset represents the Company’s right to use a specified asset for the lease term and is determined as the initial measurement of the lease liability, adjusted for any lease payments made at or before the commencement date, less any lease incentives received, plus any initial direct costs incurred by the Company. By way of practical expedient, the Company elects to account for lease and non-lease components as a single lease component in its consolidated statements of operations and comprehensive income. The Company recognizes the single lease component on a straight-line basis over the term of the lease, and expenses that are non-components of the lease, such as real estate taxes for which the Company is not a direct beneficiary of the arrangement, are expensed in the period in which the obligation for those payments are incurred. Refer to Note 15 for further information about the Company’s current lease for separate corporate space in which it is the lessee.

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

New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update No. 2023-07 “Improvements to Reportable Segment Disclosures (Topic 280)” (“ASU 2023-07”). The amendments in ASU 2023-07 require additional disclosures regarding reportable segments, including a segment’s significant expenses on both an annual and interim basis. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024. The disclosures are applied retrospectively to all periods presented and early adoption was permitted. The Company evaluated the impact of ASU 2023-07 on its financial disclosures and has included the applicable segment disclosures in the notes to its consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09 “Improvements to Income Tax Disclosures (Topic 740)” (“ASU 2023-09”). The amendments in ASU 2023-09 require additional disclosure with respect to the effective tax rate reconciliation and information on income taxes paid. The amendments in ASU 2023-09 are effective for the Company for annual reporting periods beginning after December 15, 2024. The Company continues to evaluate the impact of ASU 2023-09 on its financial disclosures.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03 “Disaggregation of Income Statement Expenses (Subtopic 220-40)” (“ASU 2024-03”). The amendments in ASU 2024-03 require additional disclosure of specified information about certain costs and expenses within the notes to the financial statements. The amendments in ASU 2024-03 are effective for the Company for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting ASU 2024-03 on its financial disclosures.

Current Expected Credit Losses

Notes Receivable

The Company estimates provision for credit losses on its loan investments (notes receivable) under CECL. This method is based on expected credit losses for the life of the investment as of each balance sheet date. The method for calculating the estimate of expected credit loss considers historical experience and current conditions for similar loans and reasonable and supportable forecasts about the future.

The Company estimates its provision for credit losses using a collective (pool) approach for investments with similar risk characteristics, such as collateral and duration of investment. In measuring the CECL provision for investments that share similar characteristics, the Company applies a default rate to the investments for the remaining loan investment hold period. As the Company does not have a significant historical population of loss data on its loan investments, the Company’s default rate utilized for CECL is based on an external historical loss rate for commercial real estate loans.

In addition to analyzing investments as a pool, the Company performs an individual investment assessment of expected credit losses. If it is determined that the borrower is experiencing financial difficulty, or a foreclosure is probable, or the Company expects repayment through the sale of the collateral, the Company calculates expected credit losses based on the value of the underlying collateral as of the reporting date. During this review process, if the Company determines that it is probable that it will not be able to collect all amounts due for both principal and interest according to the contractual terms of an investment, that loan investment is not considered fully recoverable and a provision for credit loss is recorded.

In estimating the value of the underlying collateral when determining if a loan investment is fully recoverable, the Company evaluates estimated future cash flows to be generated from the collateral underlying the investment. The inputs and assumptions utilized to estimate the future cash flows of the underlying collateral are based upon the Company’s evaluation of the operating results, economy, market trends, and other factors, including judgments regarding costs to complete any construction activities, lease-up and occupancy rates, rental rates, and capitalization rates utilized to estimate the projected cash flows at the disposition. The Company may also obtain a third-party valuation which may value the collateral through an “as-is” or “stabilized value” methodology. If upon completion of the valuation the fair value of the underlying collateral securing the investment is less than the net carrying value, the Company records a provision for credit loss on that loan investment. As the investment no longer displays the characteristics that are similar to those of the pool of loan investments, the investment is removed from the CECL collective (pool) analysis described above.

Preferred Equity Investments

The Company performs an individual assessment of expected credit losses for its preferred equity investments, which are accounted for as AFS debt securities, that have an unrealized loss recorded at the reporting date. If it is determined that the borrower is experiencing financial difficulty, or a foreclosure is probable, or the Company expects repayment through the sale of the collateral, the Company calculates expected credit losses based on the value of the underlying collateral as of the reporting date. During this review process, if the Company determines that it is probable that it will not be able to collect all amounts due for both principal and interest according to the contractual terms of an investment, that preferred equity investment is not considered fully recoverable and a provision for credit loss is recorded.

Significant Risks and Uncertainties

Uncertainty Due to Economic Volatility

The Company’s results of operations in the future may be directly or indirectly affected by uncertainties such as the effects of inflation and related volatility in the market. As inflation accelerated rapidly in the first half of 2023, the Federal Reserve increased interest rates a total of four times during 2023 to curb the effects of rising inflation. While the Federal Reserve held rates steady between July 2023 and September 2024, then reduced interest rates by 50-basis points in September 2024, and another 25-basis point reduction in each of November and December 2024, there can be no assurances that interest rates will not rise again, and the Company’s operating costs, including utilities and payroll, may increase as a result of increases in inflation. Rising interest rates cause uncertainty in credit and capital markets which could have material and adverse effects on the Company’s financial condition, results of operations and cash flows. In addition, any tariffs imposed by the current administration or other countries may cause further inflationary pressures in the economy. The long-term impact of these economic developments will largely depend on any future action by the Federal Reserve, future laws that may be enacted, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets. The Company continues to closely monitor the impact of economic volatility on all aspects of its business.

Note 3 – Acquisition of Real Estate

Acquisition of Additional Savannah-84 units

On February 23, 2023, the Company acquired 18 single-family residential units located in Savannah, Georgia that were added to the existing Savannah-84 portfolio. The Company has a 100% interest in the units and the purchase price of approximately $4.2 million was fully funded in cash upon acquisition.

Development of Abode Wendell Falls

In December 2023, the Company made a commitment to fund the total estimated project costs of $56.9 million for the construction of Abode Wendell Falls, a 170-unit build-to-rent development project in Wendell, North Carolina. The Abode Wendell Falls development project commenced construction in 2024, and the Company classifies the Abode Wendell Falls development project as a consolidated investment.

Acquisition of Villas at Huffmeister

On March 25, 2024, the Company, through a 95% owned joint venture entity, acquired a 294-unit residential community located in Houston, Texas known as Villas at Huffmeister. The purchase price of $41.2 million was funded with a $24.3 million senior loan assumption secured by Villas at Huffmeister, along with cash of $18.1 million funded by the Company, inclusive of certain adjustments typical in such real estate transactions.

Acquisition of Avenue at Timberlin Park

On July 31, 2024, the Company acquired a 200-unit residential community located in Jacksonville, Florida known as Avenue at Timberlin Park. The Company has a full ownership interest in the community, and the purchase price of $33.8 million was funded with a $23.7 million senior loan secured by Avenue at Timberlin Park, along with cash of $12.9 million funded by the Company, inclusive of certain adjustments typical in such real estate transactions.

Acquisition of Amira at Westly

On October 31, 2024, the Company, through BR Amira DST, a Delaware statutory trust and a wholly owned subsidiary of its Operating Partnership (the “Amira DST”), acquired a 408-unit residential community located in Tampa, Florida known as Amira at Westly. The purchase price of $103.0 million was funded with (i) a $56.7 million senior loan secured by Amira at Westly, (ii) borrowings of $36.0 million on the KeyBank Credit Facility, and (iii) cash of $14.5 million funded by the Company, inclusive of certain adjustments typical in such real estate transactions. Amira at Westly is the first property acquired by the Company through a Delaware statutory trust to be part of a private placement offering through which interests in the Amira DST will be issued to third party accredited investors therein (as further described below).

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

Acquisition of Allure at Southpark

On December 6, 2024, the Company, through a 98.05% owned joint venture entity, acquired a 350-unit residential community located in Charlotte, North Carolina known as Allure at Southpark. The purchase price of $92.0 million was funded with a $55.2 million senior loan secured by Allure at Southpark, along with cash of $39.3 million funded by the Company, inclusive of certain adjustments typical in such real estate transactions.

Purchase Price Allocation

The real estate acquisitions above have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets and mortgage assumed based on their estimated fair values at the dates of acquisition.

The following table summarizes the assets acquired and mortgage assumed at the acquisition dates for the Company’s acquisitions made during the year ended December 31, 2024 (amounts in thousands):

Purchase
Price
Allocation
Land	$38,440
Building	200,794
Building improvements	4,861
Land improvements	20,376
Furniture and fixtures	4,818
In-place leases	5,309
Total assets acquired (1)	$274,598

Mortgage assumed	$27,440
Fair value adjustment	(3,107)
Total liabilities assumed	$24,333
(1)	The $274.6 million of total assets acquired includes $4.7 million of acquisition expenses that have been capitalized as the acquisitions have been accounted for as asset acquisitions.

Acquisition of Additional Interests in Investments

In January 2023, the Company purchased the noncontrolling partner’s interest in Savannah-84 for $0.9 million, increasing the Company’s interest in the portfolio from 80% to 100%.

In March 2023, the Company purchased the noncontrolling partner’s interest in Indy-Springfield for $4.1 million, increasing the Company’s interest in the portfolio from 60% to 100%.

Note 4 – Sale of Real Estate Assets and Held for Sale Real Estate Assets

Sale of Willow Park Interests

On October 26, 2023, Willow Park, the underlying asset of an unconsolidated joint venture located in Willow Park, Texas, was sold. Upon the sale, the Company’s preferred equity investment was redeemed for $4.1 million, which included $2.9 million of its total $4.6 million principal investment and $1.2 million of accrued preferred return. The Company’s investment was collateralized by The Woods at Forest Hill and the operating partnership of Peak Housing REIT (the “Peak REIT OP”), and the remaining $1.7 million of the Company’s principal investment was fully redeemed in 2024.

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

During 2024, the Company closed on the following sales: four units in the ILE portfolio, eleven units in the Indy-Springfield portfolio, twenty-three units in the Peak JV 2 portfolio, and sixty units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sales agreements. The ninety-eight units were sold for an aggregate of approximately $15.3 million, subject to certain closing costs, prorations and adjustments typical in such real estate transactions, and generated net proceeds of approximately $14.4 million and a gain on sales of approximately $1.8 million.

Held for Sale

At December 31, 2023, the Company classified an aggregate of 118 units as held for sale in its consolidated balance sheets, and for the year ended December 31, 2023, the Company recorded an impairment of $1.3 million related to held for sale units which is included in gain on sale and (impairment) of real estate investments, net in its consolidated statements of operations and comprehensive income. The 118 units classified as held for sale are all reported in the Company’s scattered single-family homes segment and were included in the following portfolios: 35 units of Indy-Springfield, 13 units of Peak JV 2, and 70 units of Peak JV 3.

At December 31, 2024, the Company classified an aggregate of 167 units as held for sale in its consolidated balance sheets, and for the year ended December 31, 2024, the Company recorded an impairment of $3.3 million related to held for sale units which is included in gain on sale and (impairment) of real estate investments, net in its consolidated statements of operations and comprehensive income. The 167 units classified as held for sale are all reported in the Company’s scattered single-family homes segment and are included in the following portfolios: 8 units of ILE, 37 units of Indy-Springfield, 32 units of Peak JV 2, and all 90 units of Peak JV 3.

Units classified as held for sale were identified based on submarket analysis and individual unit-level operational review. Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on the Company’s consolidated balance sheets. Real estate assets classified as held for sale generally represent assets that are actively marketed or contracted for sale with the closing expected to occur within one year.

Note 5 – Investments in Real Estate

As of December 31, 2024, the Company held twenty-three real estate investments, consisting of fourteen consolidated investments and nine held through preferred equity and loan investments. The following tables provide summary information regarding the Company’s consolidated investments and preferred equity and loan investments.

Consolidated Investments

		Number of	Ownership
Operating Investment Name	Location / Market	Units (1)	Interest
Scattered Single-Family Homes
Ballast	AZ / CO / WA	84	95%
Golden Pacific	IN / KS / MO	169	97%
ILE	TX / SE US	478	95%
Indy-Springfield	IN / MO	323	100%
Peak JV 2	Various / TX	573	80%
Peak JV 3	Dallas-Fort Worth, TX	90	56%
Savannah-84	Savannah, GA	84	100%
Total Scattered Single-Family Homes		1,801

Residential Communities
Allure at Southpark	Charlotte, NC	350	98%
Amira at Westly	Tampa, FL	408	93%
Avenue at Timberlin Park	Jacksonville, FL	200	100%
Villas at Huffmeister	Houston, TX	294	95%
Wayford at Concord	Concord, NC	150	83%
Yauger Park Villas	Olympia, WA	80	95%
Total Residential Communities Units		1,482
Total Operating Units		3,283

Development Investment Name
Residential Communities
Abode Wendell Falls	Wendell, NC	170	100%
Total Development Units		170
Total Units		3,453
(1)	Total operating units includes an aggregate of 167 units classified as held for sale, with such units included in the following portfolios: 8 units of ILE, 37 units of Indy-Springfield, 32 units of Peak JV 2, and all 90 units of Peak JV 3.

Depreciation expense was $17.4 million and $16.2 million for the years ended December 31, 2024 and 2023, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months. Amortization expense related to the in-place leases was $2.5 million and zero for the years ended December 31, 2024 and 2023, respectively.

The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all the risks and benefits of ownership of the consolidated real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as a security deposit vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not individually significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of their security deposit. Security deposits received in cash related to tenant leases are included within other accrued liabilities in the accompanying consolidated balance sheets and totaled $2.4 million and $2.3 million as of December 31, 2024 and 2023, respectively, for the Company’s consolidated real estate investments. No individual tenant represents over 10% of the Company’s annualized base rent for the consolidated real estate investments.

Preferred Equity and Loan Investments

		Actual /
		Planned
Lease-up Investment Name	Location / Market	Number of Units
Chandler	Chandler, AZ	208
The Cottages at Myrtle Beach	Myrtle Beach, SC	294
The Cottages of Port St. Lucie	Port St. Lucie, FL	286
Wayford at Innovation Park	Charlotte, NC	210
Wayford at Pringle	Charlotte, NC	102
Willow Park	Willow Park, TX	58
Total Lease-up Units		1,158

Development Investment Name
Canvas at Wildwood	Wildwood, FL	224
Indigo Cove	Bluffton, SC	82
River Ford	Brunswick, GA	170
Total Development Units		476
Total Units		1,634

Note 6 – Notes and Interest Receivable

Following is a summary of the notes and accrued interest receivable due from loan investments at December 31, 2024 and 2023 (amounts in thousands):

Investment Name	2024	2023
Notes Receivable
The Woods at Forest Hill (1)	$—	$8,284
Wayford at Pringle	22,300	—
Willow Park	9,400	9,400
Total notes receivable	$31,700	$17,684

Accrued Interest Receivable
The Woods at Forest Hill (1)	$—	$94
Wayford at Pringle	419	—
Willow Park	51	35
Total accrued interest receivable	$470	$129
Total notes and accrued interest receivable	$32,170	$17,813
Allowance for credit losses	(103)	(16)
Total, net	$32,067	$17,797
(1)

In August 2024, the Company’s loan investment in The Woods at Forest Hill was paid off in full, including any accrued but unpaid interest amounts. Refer to Loan Investment Summary disclosure below for further information.

Allowance for Credit Losses

The provision for credit losses of the Company’s loan investments at December 31, 2024 and 2023 are summarized in the table below (amounts in thousands):

	2024	2023
Beginning balances, net as of January 1, 2024 and 2023, respectively	$16	$—
Provision for credit losses on pool of assets (1)	87	16
Allowance for credit losses, end of period	$103	$16
(1)	Under CECL, a provision for, or recovery of, credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The provision for credit losses during the year ended December 31, 2024 was attributable to the addition of one investment to the pool of assets (which was only partially offset by the removal of one investment from the pool of assets) and an increase in the trailing twelve-month historical default rate.

Following is a summary of the interest income from loan investments for the years ended December 31, 2024 and 2023 (amounts in thousands):

Investment Name	2024	2023
The Woods at Forest Hill (1)	$254	$7
Wayford at Pringle	849	—
Willow Park	527	87
Total	$1,630	$94
(1)	In August 2024, the Company’s loan investment in The Woods at Forest Hill was paid off in full, including any accrued but unpaid interest amounts. Refer to Loan Investment Summary disclosure below for further information.

Loan Investment Summary

During the year ended December 31, 2024, the Company entered into an agreement to provide a loan in the maximum aggregate amount of $22.3 million (the “Pringle Loan”) to an unaffiliated, third-party borrower for 102 build-to-rent, single-family residential units in Charlotte, North Carolina known as Wayford at Pringle. The Pringle Loan had been fully funded as of December 31, 2024. In addition to the Pringle Loan, the Company also holds a debt security investment in Wayford at Pringle; refer to Note 7 for further information.

In addition, and during the year ended December 31, 2024, the Company’s loan investment in The Woods at Forest Hill was paid off in full in the aggregate amount of $8.5 million, which included principal investment of $8.3 million and accrued interest of $0.2 million.

Prior to 2024, the Company provided a mezzanine loan to the portfolio owner in Peak JV 3, which is owned through a joint venture between the Company and the operating partnership of Peak Housing REIT (the “Peak REIT OP”). The loan receivable balance and the loan payable balance, and the loan interest income and loan interest expense attributable to the Company, are eliminated through consolidation on the Company’s consolidated balance sheets and statements of operations and comprehensive income, respectively. The Company (as lender entity) recognizes Peak REIT OP’s portion of interest expense on the loan as income with this amount reflected in net income (loss) attributable to common stockholders in the Company’s consolidated statements of operations and comprehensive income. The mezzanine loan was to mature on December 31, 2024; however, on December 20, 2024, the loan agreement was amended and restated to provide for two (2) additional six-month extension options, and in conjunction with the loan’s amendment and restatement, the property owner delivered written notice to the Company of its intention to exercise the first additional six-month extension option, extending the maturity date to June 30, 2025. The loan can be prepaid without penalty. At December 31, 2023, the outstanding balance of the loan provided by the Company was $15.9 million. During the year ended December 31, 2024, proceeds from the sales of 60 units in the Peak JV 3 portfolio (refer to Note 4 for further information) have been used to reduce the outstanding balance of the loan to $8.5 million at December 31, 2024.

Note 7 – Preferred Equity Investments

The carrying amount of the Company’s preferred equity investments at December 31, 2024 and 2023 is summarized in the table below (amounts in thousands):

Investment Name	2024	2023
Canvas at Wildwood	$1,928	$—
Chandler	15,000	15,000
Indigo Cove	3,581	—
Peak Housing (1)	—	10,663
River Ford	3,788	—
The Cottages at Myrtle Beach	17,913	17,913
The Cottages of Port St. Lucie	18,785	18,785
The Woods at Forest Hill (1)	—	5,575
Wayford at Innovation Park	13,400	13,400
Wayford at Pringle	7,800	—
Total	$82,195	$81,336
Allowance for credit losses	—	(180)
Gross unrealized loss, net (2)	(527)	—
Total, net	$81,668	$81,156
(1)	The Company’s preferred equity investments in Peak Housing and The Woods at Forest Hill were fully redeemed in September 2024 and November 2024, respectively. Refer to the Preferred Equity Investment Summary disclosure below for further information.
(2)	During 2024, the Company’s preferred equity investments were reclassified from held-to-maturity debt securities to available-for-sale debt securities. At December 31, 2024, these investments were classified as available-for-sale debt securities and were carried at a net fair value of $81.7 million, with the unrealized loss of ($0.5) million due to fluctuations in market interest rates. At December 31, 2023, these investments were classified as held-to-maturity debt securities and carried at a net cost of $81.2 million. Refer to the Real Estate Investments, Preferred Equity Investments and Notes Receivable disclosure in Note 2 for further information.

The following table summarizes the net carrying amount and fair value of the Company’s preferred equity investments, which are classified as available-for-sale debt securities, by contractual maturity at December 31, 2024.

	Available-for-sale
	Net carrying amount	Fair value
Due within one year	$36,648	$36,648
Due after one year through three years	43,075	43,075
Due after three years	1,945	1,945
Total	$81,668	$81,668

Allowance for Credit Losses

The provision for credit losses of the Company’s preferred equity investments at December 31, 2024 and 2023 are summarized in the table below (amounts in thousands):

	2024	2023
Beginning balances, net as of January 1, 2024 and 2023, respectively	$180	$22
Provision for credit losses on pool of assets, net (1)	168	158
Reclassification adjustment (2)	(348)	—
Allowance for credit losses, net, end of period	$—	$180
(1)	Under CECL, a provision for, or recovery of, credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The provision for credit losses during the year ended December 31, 2024 was primarily attributable to the addition of four investments to the pool of assets (which was only partially offset by the removal of two investments from the pool of assets) and an increase in the trailing twelve-month historical default rate.
(2)	Represents the adjustment for the reclassification of preferred equity investments from held-to-maturity debt securities to available-for-sale debt securities. Refer to the Real Estate Investments, Preferred Equity Investments and Notes Receivable disclosure in Note 2 for further information.

As of December 31, 2023, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding preferred equity investments in eight joint ventures which are classified as available-for-sale debt securities. The Company earns a fixed return on these investments which is included within income from preferred equity investments in its consolidated statements of operations and comprehensive income. Each joint venture’s purpose is to develop or operate a portfolio of residential units.

The following table summarizes the Company’s income from preferred equity investments for the years ended December 31, 2024 and 2023 (amounts in thousands):

Investment Name	2024	2023
Canvas at Wildwood	$17	$—
Chandler	2,060	259
Indigo Cove	256	—
Peak Housing (1)	523	1,350
River Ford	44	—
The Cottages at Myrtle Beach	2,641	2,633
The Cottages at Warner Robins (2)	—	1,863
The Cottages of Port St. Lucie	2,770	2,762
The Woods at Forest Hill (1)	861	679
Wayford at Innovation Park	1,702	1,619
Wayford at Pringle	1,063	—
Willow Park (2)	—	467
Total preferred returns on unconsolidated joint ventures (3)	$11,937	$11,632
(1)	The Company’s preferred equity investments in Peak Housing and The Woods at Forest Hill were fully redeemed in September 2024 and November 2024, respectively. Refer to the Preferred Equity Investment Summary disclosure below for further information.
(2)	The Company’s preferred equity investments in The Cottages at Warner Robins and Willow Park were redeemed in December 2023 and October 2023, respectively.
(3)	Total income from preferred equity investments includes both current and accrued income amounts. For the years ended December 31, 2024 and 2023, the accrued portion of the total income was $10.6 million and $8.0 million, respectively. At December 31, 2024 and 2023, the Company had $23.3 million and $13.7 million, respectively, of total accrued preferred equity income, which is recorded in accounts receivable, prepaids and other assets, net in its consolidated balance sheets.

Preferred Equity Investment Summary

During the year ended December 31, 2024, the Company entered into three separate joint venture agreements with unaffiliated third parties to develop build-to-rent, single-family residential units. The Company made commitments to invest capital for preferred equity interests in the three joint ventures as follows: (i) $5.3 million for 82 units located in Bluffton, South Carolina known as Indigo Cove, (ii) $7.0 million for 170 units located in Brunswick, Georgia known as River Ford, and (iii) $14.6 million for 224 units located in Wildwood, Florida known as Canvas at Wildwood. Of the Company’s aggregate commitment to invest approximately $26.9 million in the three joint ventures, $9.3 million had been funded as of December 31, 2024.

In addition, and during the year ended December 31, 2024, the Company entered into an agreement with an unaffiliated third party to make a debt security investment in the aggregate amount of $7.8 million, all of which was funded during 2024, for 102 build-to-rent, single-family residential units located in Charlotte, North Carolina known as Wayford at Pringle. The Company also holds a loan investment in Wayford at Pringle; refer to Note 6 for further information.

During the year ended December 31, 2024, the Company’s preferred equity interests in two joint ventures with unaffiliated third parties were fully redeemed as follows: (i) the Company’s investment in the Peak REIT OP (which was collateralized by single-family residential units collectively known as “Peak Housing”) which included its remaining principal investment of $10.6 million and accrued preferred return of $0.6 million, and (ii) the Company’s investment in The Woods at Forest Hill which included its principal investment of $5.6 million, accrued preferred return of $1.1 million, and a minimum multiple payment of $0.6 million. In addition, the remaining $1.7 million of the Company’s preferred equity investment in Willow Park, which was redeemed in 2023 and collateralized by The Woods at Forest Hill and other Peak REIT OP investments, was received in full by the Company in 2024.

Note 8 – DST Program

The Company has a program to raise capital through private placement offerings under which it sells beneficial interests in specific Delaware statutory trusts (each, a “DST”) holding real properties (collectively, the “DST Program”). Under the DST Program, the private placement offers interest in the real property placed into a Delaware statutory trust (a “DST Property”). The underlying interest of the real property sold to investors pursuant to such private placement is leased-back by a wholly-owned subsidiary of the Operating Partnership on a long-term basis through a master lease agreement. The master lease agreement is partially guaranteed by the Operating Partnership in the form of a demand note capitalizing the lessee. Additionally, the Operating Partnership retains a fair market value purchase option giving it the right, but not the obligation, to acquire the interests in the Delaware statutory trust from the investors in exchange for OP Units or cash commencing two years after full syndication. As the Company is the primary beneficiary of the DST Property for the financial reporting purposes, the Company consolidates the DST Property and operations in its financial statements.

Under the master lease, a wholly-owned indirect subsidiary of the Operating Partnership is responsible for subleasing the property to tenants, paying certain underlying costs associated with operating the property, and remitting rent to the DST that owns such property.

As of December 31, 2024, the Company had one offering in its DST Program and had raised $4.5 million in offering proceeds of the $66.0 million total offering, with total net real estate investments associated with the DST Program of $103.4 million.

Note 9 — Revolving Credit Facilities

The outstanding balances on the revolving credit facilities as of December 31, 2024 and 2023 are as follows (amounts in thousands):

Revolving Credit Facilities	2024	2023
Amended DB Credit Facility	$85,000	$50,000
KeyBank Credit Facility	36,000	—
Amended ILE Sunflower Credit Facility	—	20,000
Total	$121,000	$70,000

Amended Deutsche Bank Credit Facility (“Amended DB Credit Facility”)

On December 29, 2023, certain of the Company’s subsidiaries entered into an amended and restated credit facility (the “Amended DB Credit Facility”) with Deutsche Bank Securities Inc. (“Deutsche Bank”), as sole lead arranger, Deutsche Bank AG, New York Branch, as administrative agent, the financial institutions party thereto as lenders and Computershare Trust Company, N.A., as paying agent and calculation agent, and the Company as a guarantor. The Amended DB Credit Facility provides for a revolving loan with a maximum commitment amount of $150 million. Borrowings under the Amended DB Credit Facility are limited to financings related to the acquisition, renovation, rehabilitation, maintenance and leasing of single-family residential units in the Indy-Springfield, Peak JV 2 and Savannah-84 portfolios. Borrowings under the Amended DB Credit Facility bear interest on the amount drawn at Term Secured Overnight Financing Rate (“SOFR”) plus 2.80%, and borrowings can be prepaid without premium or penalty. The interest rate on outstanding borrowings was 7.35% at December 31, 2024. The Amended DB Credit Facility matures on April 6, 2025 and contains a one-year extension option, which the Company intends to exercise, subject to certain conditions and the payment of an extension fee. The Amended DB Credit Facility contains certain financial and operating covenants, including maximum leverage ratio, minimum debt yield and minimum debt service coverage ratio. At December 31, 2024, the Amended DB Credit Facility was drawn at $85 million and the Company was in compliance with all covenants under the Amended DB Credit Facility. The availability of borrowings under the Amended DB Credit Facility at December 31, 2024 was approximately $13 million and is based on the collateral and compliance with various ratios related to those assets.

Amended ILE Sunflower Credit Facility

In 2023, the Company, along with its unaffiliated joint venture partner, ILE, entered into an amended and restated credit facility with Sunflower Bank, N.A. (the “Amended ILE Sunflower Credit Facility”). The Amended ILE Sunflower Credit Facility provided for a revolving loan with an initial commitment amount of $20 million, which commitment contained an accordion feature to a maximum total commitment of up to $50 million. The Amended ILE Sunflower Credit Facility, along with three other separate non-revolving credit facilities (refer to Note 10 for further information), was used in the financing of acquisitions of single-family residential units. Borrowings under the Amended ILE Sunflower Credit Facility bore interest at Term SOFR plus 3.11%, subject to a rate floor, and could be prepaid without penalty or premium. The Amended ILE Sunflower Credit Facility was to mature in December 2024 and contained certain financial and operating covenants, including a minimum fixed charge coverage ratio. In October 2024, the Company, along with ILE, fully paid off the outstanding balance of the Amended ILE Sunflower Credit Facility.

KeyBank Credit Facility

On October 25, 2024, the Company, through a subsidiary of its Operating Partnership, entered into a credit agreement with KeyBank National Association (the “KeyBank Credit Facility”) related to the Company’s DST Program. The KeyBank Credit Facility provides for a revolving loan with a maximum commitment amount of $50 million. The Company has provided a guarantee on any outstanding balance and up to the full commitment and has pledged interests in certain assets as collateral. Borrowings under the KeyBank Credit Facility bear interest per annum, at the Company’s option, at SOFR (Daily Simple or Term) plus 3.60% or the base rate plus 2.50% (base rate determined by reference to the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) Adjusted Term SOFR for a one-month interest period plus 1.00%), and borrowings can be prepaid without premium or penalty. The interest rate on outstanding borrowings was 7.94% at December 31, 2024. The Company pays a fee on the unused portion of the KeyBank Credit Facility at an annual rate of 0.30%. The KeyBank Credit Facility matures on October 25, 2026; however, borrowings under the KeyBank Credit Facility mature one-year from the date of funding, subject to certain minimum paydowns, and timing of such paydowns, pursuant to the terms of the KeyBank Credit Facility. The KeyBank Credit Facility contains certain financial and operating covenants, including maximum leverage ratio, minimum debt service coverage ratio and minimum tangible net worth. At December 31, 2024, the KeyBank Credit Facility was drawn at $36 million, and the Company was in compliance with all covenants under the KeyBank Credit Facility.

Note 10 – Mortgages Payable

The following table summarizes certain information at December 31, 2024 and 2023 with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of December 31, 2024
	December 31,	December 31,		Interest-only
Property	2024	2023	Interest Rate	through date	Maturity Date

Fixed Rate:
Allure at Southpark	$55,166	$—	5.58%	Interest-only	January 1, 2030
Amira at Westly	56,650	—	4.81%	Interest-only	November 1, 2034
Avenue at Timberlin Park	23,660	—	5.47%	August 2027	August 1, 2029
ILE (1)(2)	27,748	29,680	4.06%	(3)	(1)
Navigator Villas (4)	—	19,702
Villas at Huffmeister	27,357	—	3.56%	(3)	October 1, 2029
Yauger Park Villas (5)	14,044	14,350	4.86%	(3)	April 1, 2026
Total Fixed Rate	$204,625	$63,732

Floating Rate:
ILE (6)	$23,000	$—	7.37%	Interest-only	October 1, 2027
Wayford at Concord (7)	32,973	32,973	4.73%	May 2027	May 1, 2029
Total Floating Rate	$55,973	$32,973
Total	$260,598	$96,705
Fair value adjustments	(2,400)	916
Deferred financing costs, net	(5,416)	(951)
Total mortgages payable	$252,782	$96,670
(1)	ILE’s fixed rate debt represents the aggregate debt outstanding across three separate credit agreements. Of the outstanding balance, one credit agreement (“CA1”) has a balance of $5.6 million at a fixed rate of 3.50%, the second credit agreement (“CA2”) has a balance of $17.6 million at a fixed rate of 3.75%, and the third credit agreement (“CA3”) has a balance of $4.5 million at a fixed rate of 6.00%. CA1 and CA3 each bear interest at a floating rate that is subject to an interest rate swap to effectuate a fixed rate; refer to Note 12 for further information. CA1 and CA2 both mature in 2026; CA3 matures in 2028.
(2)	At December 31, 2024, the lender waived the minimum debt service coverage ratio covenant under CA2 to remain in compliance with such covenant.
(3)	The loan requires monthly payments of principal and interest.
(4)	The Company sold Navigator Villas in August 2024.
(5)	The principal balance includes a $9.7 million senior loan at a fixed rate of 4.81% and a $4.3 million supplemental loan at a fixed rate of 4.96%.
(6)	The ILE loan bears interest at one-month Term SOFR plus 2.85%, subject to a 6.50% rate floor. In December 2024, the one-month Term SOFR in effect for this loan was 4.52%.
(7)	The Wayford at Concord loan bears interest at the 30-day average SOFR plus 2.23%. In December 2024, the 30-day average SOFR in effect was 4.67%. SOFR rate is subject to a 2.50% rate cap through April 2025. Please refer to Note 12 for further information.

Deferred financing costs

Costs incurred in obtaining long-term financing are amortized on a straight-line basis to interest expense over the terms of the related financing agreements, as applicable, which approximates the effective interest method. Amortization of deferred financing costs, including the amounts related to the revolving credit facilities, was $1.6 million and $3.1 million for the years ended December 31, 2024 and 2023, respectively.

Fair value adjustments of debt

The Company records a fair value adjustment based upon the fair value of the loans on the date they were assumed in conjunction with acquisitions. The fair value adjustments are being amortized to interest expense over the remaining life of the loans. Amortization of fair value adjustments was $0.1 million of expense and $0.3 million of income for the years ended December 31, 2024 and 2023, respectively.

Loss on Extinguishment of Debt and Debt Modification Costs

Upon repayment of or in conjunction with a material change (i.e. a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes-off any unamortized deferred financing costs and fair market value adjustments related to the original debt that was extinguished. Prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized are also included within loss on extinguishment of debt and debt modification costs on the consolidated statements of operations and comprehensive income. The Company had $0.2 million of loss on extinguishment of debt costs and no debt modification costs for the year ended December 31, 2024. The Company had no loss on extinguishment of debt or debt modification costs during 2023.

Debt maturities

At December 31, 2024, contractual principal payments of the Company’s borrowings, including the revolving credit facilities (refer to Note 9 for further information), for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2025	$122,871
2026	36,652
2027	24,107
2028	5,702
2029	80,450
Thereafter	111,816
$381,598
Add: Unamortized fair value debt adjustment	(2,400)
Subtract: Deferred financing costs, net	(5,416)
Total	$373,782

The net book value of real estate assets providing collateral for these above borrowings, including the revolving credit facilities, was $594.6 million at December 31, 2024.

The mortgage loans encumbering the Company’s properties are nonrecourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender. These exceptions generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain events, such as fraud or filing of a bankruptcy petition by the borrower, the Company or its joint ventures would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, including penalties and expenses. The mortgage loans have a period where a prepayment fee or yield maintenance would be required.

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

Fair Value of Financial Instruments

The carrying values and fair values of the Company’s financial instruments at December 31, 2024 and 2023 are summarized in the table below (amounts in thousands):

		December 31, 2024		December 31, 2023
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Preferred equity investments (1)	Level 3	$81,668	$81,668	$82,851	$80,551

Liabilities
Mortgages payable (2)	Level 2	$258,198	$250,243	$97,621	$93,046
(1)	Represents the Company’s preferred equity investments which are classified as available-for-sale (“AFS”) debt securities (refer to Note 7 for further information). These investments were previously classified as held-to-maturity debt securities and were carried at cost at December 31, 2023; however, as these investments were reclassified from held-to-maturity debt securities to AFS debt securities in 2024, these investments were carried at fair value at December 31, 2024. The Company measures the fair value of its AFS preferred equity investments utilizing observable and unobservable market inputs. The observable market inputs include recent transactions and broker quotes (“market data”). However, given the implied price dispersion amongst the market data, the fair value determination for the AFS preferred equity investments has also utilized significant unobservable inputs in discounted cash flow models based on recent performance of the collateral, the underlying collateral characteristics, industry trends as well as expectations of macroeconomic events. At each measurement date, the Company considers both the observable and unobservable valuation inputs in the determination of fair value. However, given the significance of the unobservable inputs, the fair values of AFS preferred equity investments are classified in Level 3 of the fair value hierarchy.
(2)	The carrying values of the mortgages payable include ($2,400) and $916 of unamortized fair value debt adjustments and exclude $5,416 and $951 of deferred financing costs at December 31, 2024 and 2023, respectively. The fair value of mortgages payable is estimated based on interest rates obtained from third party lenders for similar types of borrowing arrangements.

The Company’s operating units classified as held for sale for which it has recorded impairments, measured at fair value on a non-recurring basis, for the years ended December 31, 2024 and 2023 are summarized in the table below (amounts in thousands):

	2024	2023
Investment in operating units classified as held for sale (Level 3)
Pre-impairment amount	$13,631	$9,990
Total impairments (1)	(2,541)	(1,330)
Fair value (2)	$11,090	$8,660
(1)	Impairment amounts are included in gain on sale and (impairment) of real estate investments, net in the Company’s consolidated statements of operations and comprehensive income.
(2)	Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on the Company’s consolidated balance sheets. The estimated fair value is based on discussions with third party brokers, historical sales experience, and current market conditions.

Fair Value Measurements on a Nonrecurring Basis

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its operating real estate and related intangible assets may not be recoverable. If the Company does not believe that it will be able to recover the carrying value of operating real estate, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the operating real estate based on discounted cash flows of the operating asset using inputs that fall within Level 3 of the fair value hierarchy. During 2024, the Lubbock, Texas submarket experienced deterioration, and as a result, the Company recorded a $1.4 million impairment loss on the Peak JV 2 portfolio as of December 31, 2024, which is included in gain on sale and (impairment) of real estate investments, net in its consolidated statements of operations and comprehensive income. The Peak JV 2 portfolio is included in the scattered single-family homes segment. No impairment losses on operating real estate and related intangible assets were recorded in 2023.

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

At December 31, 2024, the Company had interest rate caps and swaps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying interest rate for $155.6 million of the Company’s debt. The following table summarizes the Company’s derivative financial instruments at December 31, 2024 ($ in thousands):

	Interest Rate Caps	Interest Rate Swaps
Notional balance	$145,473	$10,094
Number of instruments	2	2
Earliest maturity date	May 2025	March 2026
Latest maturity date	May 2025	August 2028

The table below presents the classification and fair value of the Company’s derivative financial instruments on the consolidated balance sheets at December 31, 2024 and 2023 (amounts in thousands):

Derivatives not designated as hedging		Fair Values of Derivative
instruments under ASC 815-20	Balance Sheet Location	Instruments
		2024	2023
Interest rate caps	Accounts receivable, prepaids and other assets	$857	$1,934
Interest rate swaps	Accounts receivable, prepaids and other assets	363	483

The table below presents the classification and effect of the Company’s derivative financial instruments on its consolidated statements of operations and comprehensive income for the years ended December 31, 2024 and 2023 (amounts in thousands):

		The Effect of Derivative Instruments
Derivatives not designated as hedging	Location of Gain (Loss)	on the Statements of Operations
instruments under ASC 815-20	Recognized in Income	and Comprehensive Income
		2024	2023
Interest rate caps	Interest expense	$(3,765)	$(2,768)
Interest rate swaps	Interest expense	(120)	(165)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

Note 13 – Related Party Transactions

Management Agreement with the Manager

In October 2022, the Company entered into a management agreement (the “Management Agreement”) with the Operating Partnership and Bluerock Homes Manager, LLC (the “Manager”), which is an affiliate of Bluerock Real Estate, LLC (“BRE”), pursuant to which the Manager provides for the day-to-day management of the Company’s operations. Pursuant to the terms of the Management Agreement, the Manager provides the Company with a management team and appropriate support personnel to provide such management services to the Company. The Management Agreement requires the Manager to manage the Company’s business affairs under the supervision and direction of the Company’s board of directions (the “Board”). Specifically, the Manager is responsible for (i) the selection, purchase and sale of the Company’s portfolio investments, (ii) the Company’s financing activities, and (iii) providing the Company with advisory services, in each case in conformity with the investment guidelines and other policies approved and monitored by its Board. The Management Agreement expires on October 6, 2025 and will be automatically renewed for a one-year term on each anniversary date thereafter unless earlier terminated or not renewed in accordance with the terms thereof.

The Company pays the Manager a base management fee (the “base management fee”) in an amount equal to 1.50% of the Company’s New Stockholders’ Equity (as defined in the Management Agreement) per year, as well as an incentive fee (the “incentive fee”) with respect to each calendar quarter (or part thereof that the Management Agreement is in effect) in arrears. The Company is required to reimburse the Manager for certain expenses and pay all operating expenses (the “operating expense reimbursement”) with respect to each calendar quarter (or part thereof that the Management Agreement is in effect) in arrears, except those specifically required to be borne by the Manager under the Management Agreement. Prior to the fourth quarter 2024, the Management Agreement provided that (i) the base management fee and the incentive fee would be allocated and payable as one half (50%) in C-LTIP Units and the remainder payable in cash or C-LTIP Units, at the discretion of the Board, and (ii) the operating expense reimbursement shall be payable either in cash or C-LTIP Units, at the discretion of the Board. Commencing with the fourth quarter 2024, the Management Agreement provides that (i) the base management fee shall be paid in cash unless there is an agreement between the Board and the Manager to pay all or a portion of the base management fee in C-LTIP Units, and (ii) the operating expense reimbursement remains payable either in cash or C-LTIP Units, at the discretion of the Board. The number of C-LTIP Units payable and issued to the Manager for the base management fee, the incentive fee and expense reimbursements will be equal to the dollar amount (of the portion deemed payable in C-LTIP Units) of the fees earned or reimbursement amount divided by the average of the closing prices of the Class A common stock for the five business days prior to issuance.

For the year ended December 31, 2024, the Company recorded a base management fee of $9.1 million, of which $3.6 million was, or shall be, paid in C-LTIP Units with the remainder paid in cash. For the year ended December 31, 2023, the Company recorded a base management fee of $7.9 million, of which all was paid in C-LTIP Units. There have been no incentive fee expenses incurred during the years ended December 31, 2024 and 2023.

For the years ended December 31, 2024 and 2023, the Company recorded operating expense reimbursements of $4.4 million and $2.8 million, respectively. Commencing with the operating expense reimbursement for the first quarter 2024, the Company paid, and expects to continue to pay, the operating expense reimbursement to the Manager entirely in cash; prior to the first quarter 2024, the Company paid the operating expense reimbursement to the Manager entirely through the issuance of C-LTIP Units. The operating expense reimbursement for the year ended December 31, 2024 included reimbursements to the Manager in the aggregate amount of $2.9 million for accounting and legal services. Prior to the fourth quarter 2023, the Manager elected to not seek reimbursements for accounting and legal services during the Company’s first year of operations. In addition, for the years ended December 31, 2024 and 2023, the Company recorded direct expense reimbursements of $0.4 million and $0.3 million, respectively, which were paid to the Manager in cash. Both the operating and direct expense reimbursements were recorded as part of general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.

The table below presents the related party amounts payable to the Manager at December 31, 2024 and 2023 pursuant to the terms of the Management Agreement (amounts in thousands). The Company records these payables in due to affiliates in its consolidated balance sheets.

Amounts payable to the Manager under the Management Agreement	2024	2023
Base management fee	$2,490	$2,048
Operating and direct expense reimbursements	1,224	1,365
Offering expense reimbursements	148	96
Total amounts payable to the Manager	$3,862	$3,509

Leasehold Cost-Sharing Agreement with Bluerock Real Estate Holdings, LLC

In connection with a new lease on the Company’s New York (Manhattan) headquarters, effective May 31, 2024, the Company and an unaffiliated third-party landlord entered into a lease for separate corporate space (the “NY Premises Lease”) located at 919 Third Avenue, New York, New York (the “NY Premises”). The NY Premises Lease commenced in November 2024 when the landlord made the NY Premises available to the Company to begin its own alterations and improvements. With respect to the NY Premises, the Company and Bluerock Real Estate Holdings, LLC (“BREH”), which is an affiliate of the Manager, entered into a leasehold cost-sharing agreement (the “Leasehold Cost-Sharing Agreement”) to provide for the allocation and sharing between BREH and the Company of the costs thereunder, including costs associated with tenant improvements. BREH and certain of its respective subsidiaries and/or affiliates will share occupancy of the NY Premises. Under the Leasehold Cost-Sharing Agreement, if there is a change in control of either BREH or the Company, the allocation of costs under the Leasehold Cost-Sharing Agreement shall be modified to thereafter allocate such costs based on the average of the cost-sharing percentages between BREH and the Company over the four most recently-completed calendar quarters immediately preceding the change in control date (or shall be the average cost-sharing percentages over such shorter period, if the change in control occurs earlier than the completion of four calendar quarters). Under the NY Premises Lease, the Company, through its Operating Partnership, issued a payment of approximately $450,000 as a security deposit. Payment by BREH of any amounts payable under the Leasehold Cost-Sharing Agreement to the Company will be made in cash.

The table below presents the related party amounts receivable from BREH at December 31, 2024 pursuant to the terms of the Leasehold Cost-Sharing Agreement (amounts in thousands). No amounts were receivable from BREH at December 31, 2023. The Company records these receivables in due from affiliates in its consolidated balance sheets.

Amounts receivable from BREH under the Leasehold Cost-Sharing Agreement	2024
Capital improvement cost reimbursements	$925
Operating and direct expense reimbursements	124
Total amounts receivable from the Manager	$1,049

At December 31, 2024 and 2023, the Company had no other receivables due from any related parties.

BR Amira DST Manager, LLC - Amira at Westly DST

The Company has agreed to pay an asset management fee equal to 0.02% per annum of the Amira at Westly purchase price of $103 million, or $206,000 annually, to BR Amira DST Manager, LLC, which is wholly owned by Bluerock Asset Management, LLC. During the year ended December 31 2024, the Company incurred a total asset management fee related to Amira at Westly of $35,000 which is recorded within property management and asset management fees on the Company’s consolidated statements of operations and comprehensive income. The Company did not incur any asset management fees related to Amira at Westly in 2023. In addition, the Company incurred a one-time acquisition fee of $2.1 million payable to BR Amira DST Manager, LLC upon the completion of the Amira at Westly private placement offering.

The table below presents the related party amounts payable to BR Amira DST Manager, LLC at December 31, 2024 (amounts in thousands). No amounts were payable at December 31, 2023. The Company records these payables in due to affiliates in its consolidated balance sheets.

Amounts payable to BR Amira DST Manager, LLC	2024
One-time acquisition fee	$2,083
Asset management fees	35
Total amounts payable to BR Amira DST Manager, LLC	$2,118

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Company’s Series A Preferred Stock (refer to Note 14 for further information), the Company engaged a related party as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company. For the year ended December 31, 2024, the Company incurred $7.3 million in selling commissions and discounts and $3.1 million in dealer manager fees and discounts related to its offering of Series A Preferred Stock. In addition, the Manager was, or shall be, reimbursed for offering costs of $1.0 million in conjunction with the offering of Series A Preferred Stock during the year ended December 31, 2024. The selling commissions, dealer manager fees, discounts and reimbursements for offering costs were recorded as a reduction to the proceeds of the offering.

Note 14 – Stockholders’ Equity

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

The following table reconciles the components of basic and diluted net loss per common share for the years ended December 31, 2024 and 2023 (amounts in thousands, except share and per share amounts):

	2024	2023
Net loss	$(12,091)	$(15,767)
Less preferred stock dividends	(4,022)	(130)
Less preferred stock accretion	(244)	—
Less dividends on restricted stock and LTIP Units expected to vest	—	(498)
Addback net loss attributable to noncontrolling interests	12,123	11,394
Net loss attributable to common stockholders	$(4,234)	$(5,001)

Weighted average common shares outstanding (1)	3,856,162	3,845,349
Potential dilutive shares (2)	—	—
Weighted average common shares outstanding and potential dilutive shares (1)	3,856,162	3,845,349

Net loss per common share, basic	$(1.10)	$(1.30)
Net loss per common share, diluted	$(1.10)	$(1.30)
(1)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.
(2)	For the year ended December 31, 2024, (i) the potential vesting of restricted Class A common stock of 5,288 shares, and (ii) the potential conversion of the Series A Preferred Stock into Class A common stock of 3,310,998 shares, are excluded from the diluted shares calculation as the effect is antidilutive.For the year ended December 31, 2023, (i) the potential vesting of restricted Class A common stock of 3,595 shares, and (ii) the potential conversion of the Series A Preferred Stock into Class A common stock of 110,328 shares, are excluded from the diluted shares calculation as the effect is antidilutive.

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

Series A Redeemable Preferred Stock

The 6.0% Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) ranks senior to all classes of the Company’s common stock. The Series A Preferred Stock is entitled, when and as authorized by the Board and declared by the Company out of legally available funds, to priority cumulative dividends at an annual rate of 6.0% of the stated value of $25.00 per share (the “Stated Value”) to be paid monthly, in arrears. Holders may, at their option, elect to have the Company redeem their shares through the first year from issuance subject to a 12% redemption fee. After year one, the redemption fee decreases to 9%, after year two it decreases to 6%, after year three it decreases to 3%, and after year four there is no redemption fee. Any redeemed shares are entitled to any accrued but unpaid dividends at the time of the redemption, payable by the Company, at its option, in either cash or in equal value of shares of its Class A common stock. The Company has the right to redeem the Series A Preferred Stock beginning two years from the original issuance for the Stated Value, plus any accrued and unpaid dividends, in either cash or in equal value of shares of its Class A common stock, at the Company’s option, with the number of shares of Class A common stock issued for redemption (if any) based on the closing price per share of the Class A common stock for the single trading day prior to the date of redemption.

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

At the date of issuance, the carrying amount of the Series A Preferred Stock was less than the redemption value. As a result of the Company’s determination that holder redemption is probable, the carrying value will be increased by periodic accretions so that the carrying value will equal the redemption value net of early redemption fees at the earliest redemption date. As of December 31, 2024, the Company had recorded a total of $0.2 million of accretion related to the Series A Preferred Stock.

During the year ended December 31, 2024, the Company issued 4,198,566 shares of Series A Preferred Stock at the Stated Value under its continuous registered offering with net proceeds of approximately $92.9 million after (i) commissions, dealer manager fees and sales discounts of approximately $10.6 million, and (ii) costs related to establishing the offering of Series A Preferred Stock of approximately $1.5 million. As of December 31, 2024, the Company had issued a total of 4,635,241 shares of Series A Preferred Stock with total net proceeds of approximately $101.1 million after commissions, dealer manager fees, sales discounts and offering costs. During the year ended December 31, 2024, the Company, at the request of holders, redeemed 6,560 shares of Series A Preferred Stock through the issuance of 9,103 shares of Class A common stock.

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

Class A Common Stock Repurchase Plan

On February 13, 2024, the Company’s Board authorized a stock repurchase plan that provided for the repurchase, from time to time, of up to an aggregate of $5 million of the Company’s outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”) and subject to Rule 10b-5 of the Exchange Act. The repurchase plan had a term of one year and ended in February 2025. The Company made no repurchases of its Class A common stock under the stock repurchase plan. The Board did authorize a new stock repurchase plan in late February 2025; refer to Note 17 for further information.

Operating Partnership and Long-Term Incentive Plan Units

On April 2, 2014, Bluerock Residential entered into the Second Amended and Restated Agreement of Limited Partnership of its Operating Partnership, Bluerock Residential Holdings, L.P. (the “Partnership Agreement”), pursuant to which Bluerock Residential was the sole general partner of the Operating Partnership. On September 22, 2022, the Partnership Agreement was amended by the Thirteenth Amendment thereto, pursuant to which Bluerock Residential withdrew as the general partner of the Operating Partnership and the Company was admitted as the sole general partner thereof. The Company may not be removed as general partner of the Operating Partnership by the limited partners with or without cause.

The Partnership Agreement, as amended, provides, among other things, that the Operating Partnership initially has two classes of limited partnership interests: OP Units and LTIP Units. Certain OP units will be designated as “C-OP Units” and certain LTIP units will be designated as “C-LTIP Units.” The Company expects that its Operating Partnership will issue OP units to limited partners, including the Company, in exchange for capital contributions of cash or property, including in connection with the contribution of the net proceeds of any future offering of the Company’s shares, as described above, and that the Company’s Operating Partnership will issue LTIP units, pursuant to the BHM Incentive Plans, to persons (including its Manager, directors and employees) or entities who provide services to the Company. In addition, the Company’s Operating Partnership will issue C-LTIP Units to the Company’s Manager pursuant to the Management Agreement. In calculating the percentage interests of the partners in the Operating Partnership, LTIP Units are treated as OP Units. Additional C-LTIP Units will also be issuable to the Company’s executive officers or other service providers of the Company at the discretion of its Board.

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

As of December 31, 2024, limited partners other than the Company owned approximately 69.48% of the common units of the Operating Partnership (7,365,735 OP Units, or 56.72%, is held by OP Unit holders, and 1,657,139 LTIP Units, or 12.76%, is held by LTIP Unit holders, including 3.09% which are not vested at December 31, 2024). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash. LTIP Units and C - LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock, or, at the Company’s election, cash.

During the year ended December 31, 2024, the Company granted C-LTIP Units to the Manager pursuant to the Management Agreement as follows: (i) 151,600 and 95,204 C-LTIP Units granted on February 21, 2024 in payments of the full base management fee of $2.0 million and the full operating expense reimbursement of $1.3 million, respectively, incurred for the fourth quarter 2023; (ii) 60,080 C-LTIP Units granted on May 14, 2024 in payment of one half (50%) of the total base management fee of $2.1 million incurred for the first quarter 2024; (iii) 58,390 C-LTIP Units granted on August 8, 2024 in payment of one half (50%) of the total base management fee of $2.2 million incurred for the second quarter 2024; and (iv) 83,564 C-LTIP Units granted on November 12, 2024 in payment of one half (50%) of the total base management fee of $2.4 million incurred for the third quarter 2024. All such C-LTIP Units were fully vested upon issuance.

In the future, the Operating Partnership may issue OP Units or preferred OP Units from time to time in connection with acquisitions of properties or for financing, compensation or other reasons.

Equity Incentive Plans

The Company’s Board has adopted, and the Company’s sole initial stockholder has approved, the Bluerock Homes Trust, Inc. 2022 Equity Incentive Plan for Individuals (the “BHM Individuals Plan”) and the Bluerock Homes Trust, Inc. 2022 Equity Incentive Plan for Entities (the “BHM Entities Plan”). Together, the Company refers to the BHM Individuals Plan and the BHM Entities Plan as the “BHM Incentive Plans.” The BHM Incentive Plans provide for the grant of options to purchase shares of the Company’s common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards, and are administered by the compensation committee of its Board.

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

LTIP Unit Grants

During the years ended December 31, 2024 and 2023, under the BHM Incentive Plans, (i) employees were granted LTIP Units and shares of Class A common stock as restricted stock grants (“RSGs”) that vest over a three-year period, and (ii) each independent member of the Board was granted LTIP Units in payment of the equity portion of their respective annual retainers, with such LTIP Units fully vested upon issuance.

A summary of the status of the Company’s non-vested shares and LTIP Units granted under the BHM Incentive Plans as of December 31, 2023 and 2024 is as follows:

		Weighted average grant-
	Shares / LTIP Units	date fair value
Balance at January 1, 2023	405,796	$22.64
Granted	186,137	17.00
Vested	(94,375)	22.43
Forfeited	—	—
Balance at December 31, 2023	497,558	$20.57
Granted	199,810	16.61
Vested	(140,327)	19.82
Forfeited	(58,000)	16.69
Balance at December 31, 2024	499,041	$19.65

The Company recognizes compensation expense ratably over the vesting period for time-based LTIP Units based on the fair value at the date of grant. During the years ended December 31, 2024 and 2023, the Company recognized compensation expense for such LTIP Units of approximately $2.6 million and $2.3 million, respectively. Such expense was recorded as part of general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income. As of December 31, 2024, there was $7.1 million of total unrecognized compensation expense related to unvested LTIP Units granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 2.6 years. Once vested, these awards of LTIP Units may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Company, and may then be redeemed for cash or, at the option of the Company and after a one year holding period (including any period during which the LTIP Units were held), settled in shares of the Company’s Class A common stock on a one-for-one basis. The holders of such LTIP Units will be entitled to receive “distribution equivalents” with respect to such LTIP Units, whether or not vested, at the same time distributions are paid to the holders of the Company’s Class A common stock.

The Company recognized compensation expense ratably over the vesting period for time-based RSGs. During the years ended December 31, 2024 and 2023, the Company recognized compensation expense for all such RSGs of approximately $0.5 million and $0.1 million, respectively. Such expense was recorded as part of general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income. As of December 31, 2024, there was $1.2 million of total unrecognized compensation expense related to the unvested RSGs granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 2.06 years.

During the years ended December 31, 2024 and 2023, the Company recognized expense of $0.3 million and $0.3 million, respectively, based on the fair value at the date of grant for the LTIP Units granted to each independent member of the Board. Such expense was recorded as part of general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

Declaration Date	Record Date	Amount	Paid / Payable Date
Class A common stock Special Dividend
December 19, 2023	December 29, 2023	$1.00	January 5, 2024
Class C common stock Special Dividend
December 19, 2023	December 29, 2023	$1.00	January 5, 2024
Series A Preferred Stock (1)
October 13, 2023	December 22, 2023	$0.125	January 5, 2024
January 15, 2024	January 25, 2024	0.125	February 5, 2024
January 15, 2024	February 23, 2024	0.125	March 5, 2024
January 15, 2024	March 25, 2024	0.125	April 5, 2024
April 12, 2024	April 25, 2024	0.125	May 3, 2024
April 12, 2024	May 24, 2024	0.125	June 5, 2024
April 12, 2024	June 25, 2024	0.125	July 5, 2024
July 12, 2024	July 25, 2024	0.125	August 5, 2024
July 12, 2024	August 23, 2024	0.125	September 5, 2024
July 12, 2024	September 25, 2024	0.125	October 4, 2024
October 14, 2024	October 25, 2024	0.125	November 5, 2024
October 14, 2024	November 25, 2024	0.125	December 5, 2024
October 14, 2024	December 24, 2024	0.125	January 3, 2025
Series A Preferred Special Dividend (2)
November 7, 2023	Each day of December 1 - 31, 2023	$0.002469	January 5, 2024
January 15, 2024	Each day of January 1 - 31, 2024	0.000337	February 5, 2024
January 15, 2024	Each day of February 1 - 29, 2024	0.003458	March 5, 2024
January 15, 2024	Each day of March 1 - 31, 2024	0.004603	April 5, 2024
April 12, 2024	Each day of April 1 - 30, 2024	0.009953	May 3, 2024
Series A Preferred Enhanced Special Dividend (3)
May 3, 2024	May 24, 2024	$0.027507	June 5, 2024
May 3, 2024	June 25, 2024	0.027775	July 5, 2024
July 12, 2024	July 25, 2024	0.027862	August 5, 2024
July 12, 2024	August 23, 2024	0.027633	September 5, 2024
July 12, 2024	September 25, 2024	0.022237	October 4, 2024
October 14, 2024	October 25, 2024	0.016593	November 5, 2024
October 14, 2024	November 25, 2024	0.013024	December 5, 2024
October 14, 2024	December 24, 2024	0.010417	January 3, 2025
(1)	Holders of record of newly issued Series A Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series A Preferred Stock was outstanding.
(2)	Holders of record of Series A Preferred Stock shares as of the close of business on each day of the applicable month were entitled to additional contingent special daily dividends for each such day, to be aggregated and payable (if at all) on the payable date, in each case equal to the amount (if any) by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average 10-year Daily Treasury Par Yield Curve Rate for the period from the 26th of the prior month to the 25th of the applicable month (as reported by the United States Department of the Treasury), plus (II) two percent, divided by (b) twelve, divided further by (c) the actual number of days in the applicable month, exceeds (ii) the quotient of (a) $0.125 divided by (b) the actual number of days in the applicable month.
(3)	Holders of record of Series A Preferred Stock shares are entitled to an enhanced special dividend, which replaces the additional contingent special daily dividends, equal to the amount by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average of the one-month Term SOFR for each day commencing on the 26th of the prior month to the 25th of the applicable month, plus (II) two percent, divided by (b) twelve, exceeds (ii) the standard monthly dividend of $0.125 per share of Series A Preferred Stock. The enhanced special dividend will be aggregated with the standard monthly dividend so as to effect a dividend rate on the Series A Preferred Stock that is subject to a 6.5% minimum and 8.5% maximum annual rate.

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate. Holders of restricted stock, OP Units, LTIP Units and C-LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of the Company’s Class A common stock.

Distributions declared and paid for the year ended December 31, 2024 were as follows (amounts in thousands):

	Distributions
2024	Declared	Paid
First Quarter
Class A common stock	$—	$3,871
Class C common stock	—	8
Series A Preferred Stock (1)	253	206
OP Units	—	7,366
LTIP / C-LTIP Units	—	1,143
Total First Quarter	$253	$12,594
Second Quarter
Series A Preferred Stock (1)	$562	$396
Total Second Quarter	$562	$396
Third Quarter
Series A Preferred Stock (1)	$1,412	$1,129
Total Third Quarter	$1,412	$1,129
Fourth Quarter
Series A Preferred Stock (1)	$1,795	$1,726
Total Fourth Quarter	$1,795	$1,726
Total	$4,022	$15,845
(1)	Series A Preferred Stock amounts include the standard dividend at an annual rate of 6.0% of the Stated Value plus any special and enhanced special dividends.

Note 15 – Commitments and Contingencies

The aggregate amount of the Company’s contractual commitments to fund future cash obligations in certain of its preferred equity investments was $17.6 million and $0.2 million as of December 31, 2024 and 2023, respectively. The Company had no contractual commitments to fund future cash obligations in any of its loan investments as of the year ended 2024 or 2023. In addition, the Company has made a commitment to fund the total estimated project costs of $56.9 million for the construction of Abode Wendell Falls, a 170-unit build-to-rent development project in Wendell, North Carolina. At December 31, 2024, the remaining estimated project costs to complete the Abode Wendell Falls development was $49.4 million.

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Lessee – Operating Lease

In connection with the Company moving its New York (Manhattan) headquarters, effective May 31, 2024, the Company, as lessee, and an unaffiliated third-party landlord entered into the NY Premises Lease (hereinafter, the “Lease”) for the NY Premises. In accordance with ASC Topic 842 Leases, the Company classifies the Lease as an operating lease, and by way of practical expedient, the Company has elected to account for lease and non-lease (ex. common area maintenance) components of the Lease as a single lease component in its consolidated statements of operations and comprehensive income. The Company recognizes the single lease component on a straight-line basis over the term of the Lease, and expenses that are non-components of the lease, such as real estate taxes for which the Company is not a direct beneficiary of the arrangement, are expensed in the period in which the obligation for those payments are incurred. For the year ended December 31, 2024, the Company recorded $0.03 million of net rent expense related to the Lease.

Upon commencement of the Lease in November 2024, the Company recorded a right-of-use asset of $5.1 million and a lease liability of $5.0 million in its consolidated balance sheets. The right-of-use asset is included within accounts receivable, prepaids and other assets, net, and the lease liability is included within other accrued liabilities. The calculation of these amounts includes minimum lease payments over the Lease term, and the value of the right-of-use asset exceeds the value of the lease liability due to a prepaid lease payment. In determining the right-of-use asset and lease liability, the discount rate implicit in the Lease was not readily determinable. As such, the Company used third-party analysis to determine that a discount rate of 7.61% approximated the incremental borrowing rate that it would incur for a loan that was of a similar term as the Lease and with a similar form of underlying collateral. The Lease contains an extension option; however, the extension option was not included when determining the right-of-use asset or lease liability as it is not reasonably certain that the Company will exercise its option. The Lease does not include any residual value guarantees, and no variable lease payments were identified or included in the right-of-use asset and lease liability calculations. At December 31, 2024, the remaining right-of-use asset and lease liability balances were each $5.0 million, and the remaining Lease term was approximately 6.5 years. In addition, the Company incurred tenant improvement costs related to the renovation and buildout of the NY Premises which are capitalized and included within net real estate investments of the Company’s consolidated balance sheets. Such tenant improvement costs are depreciated on a straight-line basis over the term of the Lease.

The following table summarizes the future minimum lease payments and total operating lease liability as of December 31, 2024 (amounts in thousands):

Year	Total
2025	$446
2026	1,070
2027	1,070
2028	1,070
2029	1,070
Thereafter	1,773
Total future minimum lease payments (undiscounted cash flows)	$6,499
Difference between future undiscounted cash flows and discounted cash flows	(1,530)
Total operating lease liability	$4,969

Note 16 – Segment Information

The Company owns and operates residential real estate assets that generate rental and other property-related income through the leasing of residential units to a diverse base of tenants. The Company evaluates operating performance on an individual property investment level and based on the investments’ similar economic characteristics. The Company’s Chief Operating Decision Makers (“CODMs”) are its Chief Executive Officer, Chief Investment Officer and Chief Financial Officer. The CODMs’ primary financial measure for operating performance is NOI as it measures the core operations of property performance by excluding corporate level expenses and those other items not related to property operating performance. CODMs are provided financial reports which include an income statement with property revenues, property operating expenses, and property net income. These financial reports assist the CODMs in assessing the Company’s financial performance and in allocating resources appropriately. The Company views its residential real estate assets as two reportable segments, consisting of (i) scattered single-family homes, and (ii) residential communities. The CODMs do not distinguish or group operations on a geographic, tenant or other basis when assessing the financial performance of the Company’s portfolio of properties/investments.

Scattered single-family homes segment includes the acquisition, ownership, management, and renovation of scattered single-family homes, which are, generally, detached homes with no onsite property management.

Residential communities segment includes the acquisition, ownership, management, renovation, construction, and development of residential communities, which include both detached single-family home communities and attached unit communities such as apartments, townhouses, and duplexes. Each residential community is, generally, located on a single, contiguous land parcel and has amenities including clubhouses, gyms, pools and common areas. In addition, these residential communities typically have onsite property management.

The following table summarizes NOI by the Company’s reportable segments for the years ended December 31, 2024 and 2023, and reconciles NOI to net income attributable to common stockholders on the Company’s statements of operations and comprehensive income. Prior year amounts have been reclassified to conform to the current period segment presentation (amounts in thousands):

	2024	2023
Rental and other property revenues
Scattered single-family homes	$32,135	$31,411
Residential communities	16,449	9,588
Total rental and other property revenues	48,584	40,999

Property operating expenses
Scattered single-family homes	17,194	16,058
Residential communities	6,950	3,106
Total property operating expenses	24,144	19,164

Net operating income
Scattered single-family homes	14,941	15,353
Residential communities	9,499	6,482
Total net operating income	24,440	21,835
Reconciling items:
Interest income from loan investments	1,630	94
Property management and asset management fee expenses	(4,715)	(4,416)
General and administrative expenses	(10,592)	(8,004)
Management fees to related party	(9,111)	(7,922)
Acquisition and other transaction costs	(255)	(1,820)
Weather-related losses, net	(170)	17
Depreciation and amortization	(19,940)	(16,178)
Other income	330	679
Income from preferred equity investments	11,937	11,632
Recovery of (provision for) credit losses, net	93	(174)
Gain on sale and (impairment) of real estate investments, net	7,081	(1,017)
Loss on extinguishment of debt	(151)	—
Interest expense, net	(18,092)	(13,102)
Interest income	5,424	2,609
Net loss	(12,091)	(15,767)
Preferred stock dividends	(4,022)	(130)
Preferred stock accretion	(244)	—
Net loss attributable to noncontrolling interests	(12,123)	(11,394)
Net loss attributable to common stockholders	$(4,234)	$(4,503)

The following table reconciles the Company’s total revenue for reportable segments to total revenues on the Company’s consolidated statement of operations and comprehensive income for the years ended December 31, 2024 and 2023 (amounts in thousands):

	2024	2023
Revenues
Rental and other property revenues
Scattered single-family homes	$32,135	$31,411
Residential communities	16,449	9,588
Total rental and other property revenues	48,584	40,999
Interest income from loan investments	1,630	94
Total revenues	$50,214	$41,093

Asset information by reportable segment is not provided as the CODMs do not use asset values to make decisions about the allocation of resources.

Note 17 – Subsequent Events

Issuance of LTIP Units under the BHM Incentive Plans

On January 1, 2025, the Company granted 5,405 LTIP Units pursuant to the BHM Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance.

Declaration of Dividends

Declaration Date	Record Date	Amount	Paid / Payable Date
Series A Preferred Stock (1)
January 15, 2025	January 24, 2025	$0.125	February 5, 2025
January 15, 2025	February 25, 2025	0.125	March 5, 2025
January 15, 2025	March 25, 2025	0.125	April 4, 2025
Series A Preferred Enhanced Special Dividend
January 15, 2025	January 24, 2025	(2)	February 5, 2025
January 15, 2025	February 25, 2025	(2)	March 5, 2025
January 15, 2025	March 25, 2025	(2)	April 4, 2025
(1)	Holders of record of newly issued Series A Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series A Preferred Stock was outstanding.
(2)	Holders of record of Series A Preferred Stock shares are entitled to an enhanced special dividend equal to the amount by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average of the one-month Term SOFR for each day commencing on the 26th of the prior month to the 25th of the applicable month, plus (II) two percent, divided by (b) twelve, exceeds (ii) the standard monthly dividend of $0.125 per share of Series A Preferred Stock. The enhanced special dividend will be aggregated with the standard monthly dividend so as to effect a dividend rate on the Series A Preferred Stock that is subject to a 6.5% minimum and 8.5% maximum annual rate.

Distributions Paid

The following distributions were declared and/or paid to the Company’s stockholders subsequent to December 31, 2024 (amounts in thousands):

				Distribution	Total
Shares (1)	Declaration Date	Record Date	Date Paid	per Share	Distribution
Series A Preferred Stock	October 14, 2024	December 24, 2024	January 3, 2025	$0.135417	$617
Series A Preferred Stock	January 15, 2025	January 24, 2025	February 5, 2025	0.135417	641
Series A Preferred Stock	January 15, 2025	February 25, 2025	March 5, 2025	0.135417	667
Total					$1,925
(1)	Series A Preferred Stock distribution per share amounts include the standard dividend at an annual rate of 6.0% of the Stated Value and any enhanced special dividends.

Series A Preferred Stock Redemption Safeguard Policy

On February 6, 2025, the Company implemented a new Series A Preferred Stock Redemption Safeguard Policy (the “Policy”) with respect to its Series A Preferred Stock. The Policy is applicable in the event of any redemption of shares of Series A Preferred Stock in shares of the Company’s Class A common stock rather than in cash (each, a “Preferred Redemption in common stock”). The Policy provides that if, within 10 business days of any such Preferred Redemption in common stock, any such shares of Class A common stock are sold at a loss (i.e. a lower price than the Aggregate Redemption Value), the holder can apply to the Company for a cash payment to the holder in an amount equal to the difference between (i) the Aggregate Redemption Value of the Class A common stock so issued, and (ii) the Aggregate Sale Price at which such shares of Class A common stock were sold, subject to certain conditions and requirements as set forth in the Policy. The Policy applies both retroactively, and on a go-forward basis, to holders of the Company’s Series A Preferred Stock.

Class A Common Stock Repurchase Plan

On February 28, 2025, the Board authorized a new stock repurchase plan for the repurchase, from time to time, of up to an aggregate of $5 million of the Company’s outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Exchange Act and subject to Rule 10b-5 of the Exchange Act. The repurchase plan has a term of one year and may be discontinued at any time. The extent to which the Company repurchases shares of its Class A common stock under the repurchase plan, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. The Company expects that any repurchases of its Class A common stock will be through open market transactions, subject to market conditions, certain price limitations and other conditions established under the plan. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act.

Commencement of Common Stock Dividends

On March 11, 2025, the Company declared, and its Board previously authorized, quarterly cash dividends of $0.125 per share, or $0.50 per share annually, for the Company’s Class A common stock and Class C common stock for each quarter of fiscal year 2025. The common stock dividends will be payable quarterly to the stockholders of record as of (i) March 25, 2025, (ii) June 25, 2025, (iii) September 25, 2025, and (iv) December 24, 2025, which will be paid in cash on (i) April 4, 2025, (ii) July 3, 2025, (iii) October 3, 2025, and (iv) January 5, 2026, respectively.

Bluerock Homes Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation	December 31, 2024
(amounts in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
											Life on Which
					Costs						Depreciation in
			Initial Cost		Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
				Building and	Subsequent		Building and		Accumulated	Date of	Statement is
Property	Location	Encumbrance	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation	Acquisition	Computed
Real Estate Held for Investment
Abode Wendell Falls (1)	NC	—	6,514	—	986	6,514	986	7,500	—	2023	3 - 40 Years
Allure at Southpark	NC	55,166	10,451	80,917	—	10,451	80,917	91,368	190	2024	3 - 40 Years
Amira at Westly	FL	56,650	15,287	88,602	39	15,287	88,641	103,928	490	2024	3 - 40 Years
Avenue at Timberlin Park	FL	23,660	4,752	28,512	814	4,752	29,326	34,078	439	2024	3 - 40 Years
Ballast	AZ / CO / WA	—	7,272	25,900	1,469	7,321	27,320	34,641	2,609	2022	3 - 40 Years
Golden Pacific	IN / KS / MO	—	6,105	29,519	5,034	6,105	34,553	40,658	3,448	2021/2022	3 - 40 Years
ILE	TX / SE US	50,748	21,889	88,425	12,642	21,889	101,067	122,956	10,557	2021/2022	3 - 40 Years
Indy-Springfield (2)	IN / MO	—	7,254	39,001	3,704	7,258	42,701	49,959	5,023	2021	3 - 40 Years
Peak JV 2 (2)	Various / TX	—	9,221	67,531	8,712	9,233	76,231	85,464	8,763	2021/2022	3 - 40 Years
Peak JV 3(3)	TX	—	—	—	—	—	—	—	—	2021	3 - 40 Years
Savannah-84 (2)	GA	—	2,698	17,880	315	2,698	18,195	20,893	1,451	2022	3 - 40 Years
Villas at Huffmeister	TX	27,357	7,950	32,818	717	7,950	33,535	41,485	937	2024	3 - 40 Years
Wayford at Concord	NC	32,973	2,933	40,922	245	2,933	41,167	44,100	4,850	2021	3 - 40 Years
Yauger Park Villas	WA	14,044	1,322	24,575	801	1,322	25,376	26,698	3,606	2021	3 - 40 Years
Subtotal		260,598	103,648	564,602	35,478	103,713	600,015	703,728	42,363

Total Single-family properties held for sale (4)	Various	—	4,093	17,817	1,665	4,093	19,482	23,575	1,760

Non-Real Estate assets
REIT Operating Partnership	MI	—	—	—	453	—	453	453	6	2024	5 Years
REIT Operator	MI	—	—	185	(143)	—	42	42	41	2017	5 Years
Subtotal		—	—	185	310	—	495	495	47

Total		$260,598	$107,741	$582,604	$37,453	$107,806	$619,992	$727,798	$44,170
(1)	Abode Wendell Falls is a build - to - rent development project that commenced construction in 2024.
(2)	Indy-Springfield, Peak JV 2 and Savannah-84 were funded, in part, by the Amended DB Credit Facility. At December 31, 2024, the outstanding Amended DB Credit Facility balance was $85 million.
(3)	All 90 units of Peak JV 3 were classifed as held for sale at December 31, 2024 and are included in Total Single-family properties held for sale.
(4)	An aggregate of 167 units are classifed as held for sale, with such units included in the following portfolios: 8 units of ILE, 37 units of Indy-Springfield, 32 units of Peak JV 2, and all 90 units of Peak JV 3.

Bluerock Homes Trust, Inc.
Notes to Schedule III	December 31, 2024
(amounts in thousands)

1. Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2023 to December 31, 2024.

	2024	2023
Balance at January 1	$498,542	$489,991
Acquisition of real estate	269,289	10,843
Capital expenditures	9,863	8,180
Impairment	(4,703)	(1,330)
Disposition of real estate	(45,193)	(9,142)
Balance at December 31	$727,798	$498,542

2. Reconciliation of Accumulated Depreciation

The following table reconciles the Real Estate Properties from January 1, 2023 to December 31, 2024.

	2024	2023
Balance at January 1	$33,642	$17,865
Current year depreciation expense	17,379	16,178
Disposition of real estate	(6,851)	(401)
Balance at December 31	$44,170	$33,642

Bluerock Homes Trust, Inc.
Schedule IV - Loans on Real Estate	December 31, 2024

									Principal Amount of
							Face Amount of	Carrying Amount of	Loans Subject to
					Periodic Payment		Loans	Loans	Delinquent
Description	Property Name	Location	Interest Rate	Maturity Date	Terms	Prior Liens	(in thousands)	(in thousands)	Principal or Interest
Real Estate Loans on Residential Rental Community (1)	Wayford at Pringle	Charlotte,NC	9.09%	10/10/2026	12	—	$22,300	$22,300	—
	Willow Park	Willow Park, TX	7.50%	4/28/2025	12	—	9,400	9,400	—
							$31,700	$31,700
(1)	Refer to Note 6 for further information regarding the Wayford at Pringle and Willow Park loans.

Bluerock Homes Trust, Inc.

Note to Schedule IV - Reconciliation of Loans on Real Estate

(amounts in thousands)

	Year Ended December 31,
	2024	2023
Balance at beginning of period	$17,684	$—
Additions during period:
Purchases	22,300	17,684
Deductions during period:
Collections of principal	(8,284)	—
Balance at end of period	$31,700	$17,684

EXHIBIT INDEX

Exhibit Number	Description
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

10.6

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and R. Ramin Kamfar, effective October 6, 2022, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.7

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Jordan Ruddy, effective October 6, 2022, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.8

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Ryan MacDonald, effective October 6, 2022, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.9

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and James G. Babb, III, effective October 6, 2022, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.10

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Christopher J. Vohs, effective October 6, 2022, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.11

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Michael DiFranco, effective October 6, 2022, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.12

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Jason Emala, effective October 6, 2022, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.13

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and I. Bobby Majumder, effective October 6, 2022, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.14

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Elizabeth Harrison, effective October 6, 2022, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.15

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Kamal Jafarnia, effective October 6, 2022, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.16

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Romano Tio, effective October 6, 2022, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.17

Loan Agreement, dated April 6, 2022, by and among persons that are party thereto listed as Borrowers, persons party thereto that are listed as Equity Owners, Bluerock Residential Holdings, LP, persons that are party thereto listed as Lenders, Deutsche Bank Securities Inc., Deutsche Bank AG, New York Branch and Computershare Trust Company, N.A., incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2022

10.18

Sponsor Guaranty, dated April 6, 2022, by and between Bluerock Homes Trust, Inc. and Deutsche Bank AG, New York Branch, incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2022

10.19

Managing Broker Dealer Agreement by and among Bluerock Homes Trust, Inc. and Bluerock Capital Markets, LLC, dated November 1, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2022

10.20

Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated April 2, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on April 8, 2014

10.21

First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 21, 2015, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on October 21, 2015

10.22

Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated December 21, 2015, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on December 22, 2015

10.23

Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated March 1, 2016, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on March 1, 2016

10.24

Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated March 29, 2016, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on April 19, 2016

10.25

Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated July 15, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on July 18, 2016

10.26

Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 11, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on October 12, 2016

10.27

Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated July 21, 2017, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on July 21, 2017

10.28

Eighth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 31, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on November 6, 2017

10.29

Ninth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated November 15, 2017, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on November 20, 2017

10.30

Tenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated August 6, 2018, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Bluerock Residential Growth REIT, Inc. filed on August 8, 2018

10.31

Eleventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated November 16, 2018, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on November 19, 2018

10.32

Twelfth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated November 19, 2019, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on November 19, 2019

10.33

Thirteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated September 22, 2022, incorporated by reference to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on September 22, 2022

10.34

Fourteenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated December 1, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2022

10.35

Fifteenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated January 24, 2023, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-11 (SEC File No. 333-269415) filed on January 25, 2023

10.36

Form of Dealer Manager Agreement by and among Bluerock Homes Trust, Inc. and Bluerock Capital Markets, LLC, incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (SEC File No. 333-269415) filed on January 25, 2023

10.37

Contribution Agreement by and between BR S2 Allure JV, LLC, S2 Allure REIT Subsidiary LLC, S2C REIT OP, LP, S2 Allure BEVE LLC, S2 Allure ARO LLC, S2 Allure VAU LLC, and S2 Allure LLC, dated as of November 20, 2024, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 26, 2024

14.1	Code of Business Conduct and Ethics, effective October 6, 2022, incorporated by reference to Exhibit 14.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2022

14.2

Code of Ethics for Senior Executive and Financial Officers, effective October 6, 2022, incorporated by reference to Exhibit 14.2 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2022

21.1	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP

23.2	Consent of Plante Moran, PC, incorporated by reference to Exhibit 23.1 to the Current Report on Form 8-K filed by the Company on November 14, 2024

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

97	Bluerock Homes Trust, Inc. Executive Incentive-Based Compensation Recoupment Policy dated October 6, 2022.

99.1	Consent of Kroll, LLC, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on February 14, 2024

99.2	Press Release of Bluerock Homes Trust, Inc. dated February 22, 2024, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on February 22, 2024

99.3	Press Release of Bluerock Homes Trust, Inc. dated May 3, 2024, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on May 7, 2024

99.4	Presentation, dated June 4, 2024, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on June 3, 2024

101.1

The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1)