Form 10-Q
period 2025-03-31
Bluerock Homes Trust, Inc.
filed 2025-05-09
CIK 1903382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of May 5, 2025

Class A Common Stock: 4,063,413 shares

Class C Common Stock: 8,489 shares

BLUEROCK HOMES TRUST, INC.

FORM 10-Q

March 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	March 31,	December 31,
	2025	2024
ASSETS
Net Real Estate Investments
Land	$103,299	$103,713
Buildings and improvements	579,817	580,110
Furniture, fixtures and equipment	20,310	19,414
Construction in process	2,919	986
Total gross operating real estate investments	706,345	704,223
Accumulated depreciation	(47,812)	(42,410)
Total net operating real estate investments	658,533	661,813
Operating real estate held for sale, net	18,386	21,815
Total Net Real Estate Investments	676,919	683,628
Cash and cash equivalents	134,748	115,209
Restricted cash	15,939	16,032
Notes and accrued interest receivable, net	9,449	32,067
Accounts receivable, prepaids and other assets, net	36,133	34,575
Preferred equity investments, net	88,953	81,668
In-place lease intangible assets, net	849	2,749
Due from affiliates	1,256	1,049
Non-real estate assets associated with operating real estate held for sale	125	16
TOTAL ASSETS	$964,371	$966,993

LIABILITIES AND EQUITY
Mortgages payable	$251,457	$252,782
Revolving credit facilities	85,000	121,000
Accounts payable	824	803
Other accrued liabilities	18,739	16,914
Due to affiliates	5,916	5,980
Distributions payable	2,331	617
Liabilities associated with operating real estate held for sale	137	6
Total Liabilities	364,404	398,102
6.0% Series A Redeemable Preferred Stock, liquidation preference $25.00 per share, 30,000,000 shares authorized; 5,278,493 and 4,628,681 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	116,746	102,154
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 220,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock - Class A, $0.01 par value, 562,500,000 shares authorized; 3,953,219 and 3,953,919 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	40	40
Common stock - Class C, $0.01 par value, 187,500,000 shares authorized; 8,489 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Additional paid-in-capital	119,083	118,495
Cumulative earnings in excess of distributions	17,684	20,709
Accumulated other comprehensive gain (loss)	307	(164)
Total Stockholders’ Equity	137,114	139,080
Noncontrolling Interests
Operating partnership units	307,411	310,275
Partially owned properties	38,696	17,382
Total Noncontrolling Interests	346,107	327,657
Total Equity	483,221	466,737
TOTAL LIABILITIES AND EQUITY	$964,371	$966,993

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenues
Rental and other property revenues	$15,910	$10,758
Interest income from loan investments	503	418
Total revenues	16,413	11,176

Expenses
Property operating	7,652	5,005
Property management and asset management fees	1,325	1,132
General and administrative	3,057	2,868
Management fees to related party	2,540	2,071
Acquisition and other transaction costs	76	4
Depreciation and amortization	7,492	4,008
Total expenses	22,142	15,088

Other (expense) income
Other (expense) income, net	(59)	240
Income from preferred equity investments	3,110	2,741
Recovery of (provision for) credit losses, net	102	(95)
Gain on sale and impairment of real estate investments, net	703	173
Loss on extinguishment of debt costs	(4)	—
Interest expense, net	(6,211)	(3,512)
Interest income	1,104	1,195
Total other (expense) income	(1,255)	742
Loss before income taxes	(6,984)	(3,170)
Income tax expense	(346)	—
Net loss	(7,330)	(3,170)
Preferred stock dividends	(2,010)	(253)
Preferred stock accretion	(523)	—
Net loss attributable to noncontrolling interests
Operating partnership units	(5,661)	(2,169)
Partially-owned properties	(1,673)	(234)
Net loss attributable to noncontrolling interests	(7,334)	(2,403)
Net loss attributable to common stockholders	$(2,529)	$(1,020)

Net loss per common share – Basic	$(0.67)	$(0.27)
Net loss per common share – Diluted	$(0.67)	$(0.27)

Weighted average basic common shares outstanding	3,864,622	3,848,494
Weighted average diluted common shares outstanding	3,864,622	3,848,494

Other comprehensive income
Unrealized gain on available for sale investments	$1,524	$—
Less unrealized gain attributable to Operating partnership units	(1,053)	—
Other comprehensive income attributable to common stockholders	471	—
Comprehensive loss attributable to noncontrolling interests	(6,281)	(2,403)
Comprehensive loss attributable to common stockholders	$(2,058)	$(1,020)

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2025

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock		Additional		Accumulated
	Number		Number		Paid-in	Cumulative	Other Comprehensive	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance, January 1, 2025	3,953,919	$40	8,489	$—	$118,495	$20,709	$(164)	$327,657	$466,737

(Forfeiture) issuance of restricted Class A common stock and long-term incentive plan (“LTIP”) Units for equity incentive plan compensation	(700)	—	—	—	150	—	—	1,014	1,164
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	—	245	245
Common stock distributions declared	—	—	—	—	—	(496)	—	—	(496)
Series A Preferred Stock distributions declared	—	—	—	—	—	(2,010)	—	—	(2,010)
Series A Preferred Stock accretion	—	—	—	—	—	(523)	—	—	(523)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	(1,133)	(1,133)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	—	(135)	(135)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	25,178	25,178
Total comprehensive income	—	—	—	—	—	—	471	1,053	1,524
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(1,619)	—	—	1,619	—
Adjustment for noncontrolling interest ownership in partially owned properties	—	—	—	—	2,057	—	—	(2,057)	—
Net income (loss)	—	—	—	—	—	4	—	(7,334)	(7,330)
Balance, March 31, 2025	3,953,219	$40	8,489	$—	$119,083	$17,684	$307	$346,107	$483,221

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2024

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock		Additional
	Number		Number		Paid-in	Cumulative	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Earnings	Interests	Total Equity
Balance, January 1, 2024	3,871,265	$39	8,489	$—	$122,369	$24,943	$323,248	$470,599

Issuance of restricted Class A common stock and LTIP Units for equity incentive plan compensation	—	—	—	—	47	—	971	1,018
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	3,333	3,333
Series A Preferred Stock distributions declared	—	—	—	—	—	(253)	—	(253)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	(53)	(53)
Contributions from noncontrolling interests	—	—	—	—	—	—	953	953
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(1,901)	—	1,901	—
Net loss	—	—	—	—	—	(767)	(2,403)	(3,170)
Balance, March 31, 2024	3,871,265	$39	8,489	$—	$120,515	$23,923	$327,950	$472,427

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(7,330)	$(3,170)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,168	4,338
Amortization of fair value adjustments	81	(80)
Income from preferred equity investments	(3,110)	(2,741)
Gain on sale and impairment of real estate investments, net	(703)	(173)
Fair value adjustment of interest rate caps and swaps	778	715
(Recovery of) provision for credit losses, net	(102)	95
Loss on extinguishment of debt costs	4	—
Noncash operating lease expense	152	—
Distributions of income and income from preferred equity investments	1,282	244
Share-based compensation attributable to equity incentive plan	1,164	1,018
Share-based compensation to Manager – C-LTIP Units	245	3,333
Changes in operating assets and liabilities:
Due from affiliates, net	(270)	(106)
Accounts receivable, prepaids and other assets	(1,187)	(1,599)
Notes and accrued interest receivable	419	(23)
Accounts payable and other accrued liabilities	1,360	(744)
Net cash provided by operating activities	951	1,107

Cash flows from investing activities:
Acquisitions of real estate investments	—	(17,454)
Capital expenditures	(3,845)	(1,737)
Investment in notes receivable	—	(9,606)
Repayments on notes receivable	22,300	4,005
Proceeds from sale of real estate investments	6,282	3,706
Proceeds from redemption of preferred equity investments	—	1,800
Investment in preferred equity investments	(5,762)	—
Net cash provided by (used in) investing activities	18,975	(19,286)

Cash flows from financing activities:
Distributions to common stockholders	—	(3,879)
Distributions to noncontrolling interests	—	(8,509)
Distributions to partially owned properties’ noncontrolling interests	(135)	(53)
Distributions to preferred stockholders	(1,925)	(206)
Contributions from noncontrolling interests	25,178	953
Repayments on mortgages payable	(1,689)	(405)
Proceeds from revolving credit facilities	—	35,000
Repayments on revolving credit facilities	(36,000)	—
Payments of deferred financing fees	(2)	(544)
Net proceeds from issuance of 6.0% Series A Redeemable Preferred Stock	14,093	8,567
Net cash (used in) provided by financing activities	(480)	30,924

Net increase in cash, cash equivalents and restricted cash	$19,446	$12,745
Cash, cash equivalents and restricted cash, beginning of year	131,241	86,384
Cash, cash equivalents and restricted cash, end of period	$150,687	$99,129

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$134,748	$92,251
Restricted cash	15,939	6,878
Total cash, cash equivalents and restricted cash, end of period	$150,687	$99,129

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$4,677	$2,337

Supplemental disclosure of non-cash investing and financing activities
Distributions payable – declared and unpaid	$2,331	$99
Mortgage assumed upon property acquisition	$—	$24,333
Capital expenditures held in accounts payable and other accrued liabilities	$1,406	$327

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

As of March 31, 2025, the Company held twenty-three real estate investments, consisting of fourteen consolidated investments and nine preferred equity and loan investments. The twenty-three investments represent an aggregate of 5,048 residential units, comprised of 3,414 consolidated units, of which 170 units are under development, and 1,634 units through preferred equity and loan investments, which includes planned units and those under development. As of March 31, 2025, the Company’s consolidated operating investments were approximately 91.9% occupied; excluding units classified as held for sale and down/renovation units, the Company’s consolidated operating investments were approximately 94.1% occupied.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company conducts its operations through Bluerock Residential Holdings, L.P., its operating partnership (the “Operating Partnership”), of which it is the sole general partner. The consolidated financial statements include the Company’s accounts and those of the Operating Partnership and its subsidiaries. As of March 31, 2025, limited partners other than the Company owned approximately 69.59% of the common units of the Operating Partnership, of which 56.54% were held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 13.05% were held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 3.08% which were not vested at March 31, 2025.

Certain amounts in prior year financial statement presentation have been reclassified to conform to the current year presentation.

Summary of Significant Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (“SEC”) on March 20, 2025 for discussion of the Company’s significant accounting policies. During the three months ended March 31, 2025, there were no material changes to these policies.

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

Prior to the fourth quarter 2024, the Company classified its preferred equity investments as held-to-maturity debt securities as the investments met the criteria of a security under ASC 320 Investments – Debt Securities. As of March 31, 2025, the Company does not have the positive intent to hold all the securities to maturity. As such, the Company has reclassified all its previously held-to-maturity debt securities to AFS debt securities.

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

Income Taxes

For the three months ended March 31, 2025, the Company recorded current income tax expense of approximately $0.2 million and state income tax expense of $0.1 million, which is included in income tax expense on the Company’s consolidated statements of operations and comprehensive income. No income tax expense was recorded in 2024.

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

The balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all the information and disclosures required by GAAP for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended December 31, 2024 contained in the Annual Report on Form 10-K as filed with the SEC on March 20, 2025.

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

In estimating the value of the underlying collateral when determining if a loan investment is fully recoverable, the Company evaluates estimated future cash flows to be generated from the collateral underlying the investment. The inputs and assumptions utilized to estimate the future cash flows of the underlying collateral are based upon the Company’s evaluation of the operating results, economy, market trends, and other factors, including judgments regarding costs to complete any construction activities, lease-up and occupancy rates, rental rates, and capitalization rates utilized to estimate the projected cash flows at the disposition. The Company may also obtain a third-party valuation which may value the collateral through an “as-is” or “stabilized value” methodology. If upon completion of the valuation the fair value of the underlying collateral securing the investment is less than the net carrying value, the Company records a provision for credit loss on that loan investment. As the investment no longer displays characteristics that are similar to those of the pool of loan investments, the investment is removed from the CECL collective (pool) analysis described above.

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

Significant Risks and Uncertainties

Uncertainty Due to Economic Volatility

The Company’s results of operations in the future may be directly or indirectly affected by uncertainties such as the effects of inflation and related volatility in the market. As inflation accelerated rapidly in the first half of 2023, the Federal Reserve increased interest rates a total of four times during 2023 to curb the effects of rising inflation. While the Federal Reserve held rates steady between July 2023 and September 2024, then reduced interest rates by 50-basis points in September 2024, with another 25-basis point reduction in each of November and December 2024, there can be no assurances that interest rates will not rise again, and the Company’s operating costs, including utilities and payroll, may increase as a result of increases in inflation. Rising interest rates cause uncertainty in credit and capital markets which could have material and adverse effects on the Company’s financial condition, results of operations and cash flows. In addition, any tariffs imposed by the current administration or other countries may cause further inflationary pressures in the economy, uncertainty and volatility of debt and equity markets, and a slowdown in the U.S. and global economies. The announced tariffs are likely to increase construction costs and further reduce already constrained new supply starts, which could adversely impact the timing of actual completion and/or stabilization of build - to - rent communities, including potential delays due to supply shortages and labor shortages. The long-term impact of these economic developments will largely depend on any future action by the Federal Reserve, future laws that may be enacted, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets. The Company continues to closely monitor the impact of economic volatility on all aspects of its business.

Note 3 – Sale of Real Estate Assets

Sale of Consolidated Operating Units

During the first quarter 2025, the Company closed on the following sales: seven units in the ILE portfolio, four units in the Indy-Springfield portfolio, ten units in the Peak JV 2 portfolio, and eighteen units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sale agreements. The thirty-nine units were sold for an aggregate of approximately $6.9 million, subject to certain closing costs, prorations and adjustments typical in such real estate transactions. After deducting the paydown of existing mortgage indebtedness encumbering six units in the ILE portfolio of approximately $1.2 million, the sales of the thirty-nine units generated net proceeds of approximately $5.1 million and a gain on sales of approximately $0.8 million.

Held for Sale

At March 31, 2025, the Company classified an aggregate of 138 units as held for sale in its consolidated balance sheets, and for the three months ended March 31, 2025, the Company recorded an impairment of $0.1 million related to held for sale units which is included in gain on sale and impairment of real estate investments, net in its consolidated statements of operations and comprehensive income. The 138 units classified as held for sale are all reported in the Company’s scattered single-family homes segment and are included in the following portfolios: 11 units of ILE, 33 units of Indy-Springfield, 22 units of Peak JV 2, and all 72 units of Peak JV 3. These units were identified based on submarket analysis and individual unit-level operational review. Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on the Company’s consolidated balance sheets.

Note 4 - Investments in Real Estate

As of March 31, 2025, the Company held twenty-three real estate investments, consisting of fourteen consolidated operating investments and nine held through preferred equity and loan investments. The following tables provide summary information regarding the Company’s consolidated operating investments and preferred equity and loan investments.

Consolidated Investments

		Number of	Ownership
Operating Investment Name	Location / Market	Units (1)	Interest
Scattered Single-Family Homes
Ballast	AZ / CO / WA	84	95%
Golden Pacific	IN / KS / MO	169	97%
ILE	TX / SE US	471	95%
Indy-Springfield	IN / MO	319	100%
Peak JV 2	Various / TX	563	80%
Peak JV 3	Dallas-Fort Worth, TX	72	56%
Savannah-84	Savannah, GA	84	100%
Total Scattered Single-Family Homes		1,762

Residential Communities
Allure at Southpark	Charlotte, NC	350	98%
Amira at Westly	Tampa, FL	408	51%
Avenue at Timberlin Park	Jacksonville, FL	200	100%
Villas at Huffmeister	Houston, TX	294	95%
Wayford at Concord	Concord, NC	150	83%
Yauger Park Villas	Olympia, WA	80	95%
Total Residential Communities Units		1,482
Total Operating Units		3,244

Development Investment Name
Residential Communities
Abode Wendell Falls	Wendell, NC	170	100%
Total Development Units		170
Total Units		3,414
(1)

Total number of units includes an aggregate of 138 units classified as held for sale, with such units included in the following portfolios: 11 units of ILE, 33 units of Indy-Springfield, 22 units of Peak JV 2, and all 72 units of Peak JV 3.

Depreciation expense was $5.6 million and $4.0 million for the three months ended March 31, 2025 and 2024, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. Amortization expense related to the in-place leases was $1.9 million and zero for the three months ended March 31, 2025 and 2024, respectively.

Preferred Equity and Loan Investments

		Actual /
		Planned
		Number of
Lease-up Investment Name	Location / Market	Units
Chandler	Chandler, AZ	208
The Cottages at Myrtle Beach	Myrtle Beach, SC	294
Wayford at Innovation Park	Charlotte, NC	210
Willow Park	Willow Park, TX	58
Total Lease-up Units		770

Development Investment Name
Canvas at Wildwood	Wildwood, FL	224
Indigo Cove	Bluffton, SC	82
River Ford	Brunswick, GA	170
Total Development Units		476

Operating Investment Name (1)
The Cottages of Port St. Lucie	Port St. Lucie, FL	286
Wayford at Pringle	Charlotte, NC	102
Total Operating Units		388
Total Units		1,634
(1)	Operating investments represent stabilized operating properties.

Note 5 – Notes and Interest Receivable

Following is a summary of the notes and accrued interest receivable due from loan investments at March 31, 2025 and December 31, 2024 (amounts in thousands):

	March 31,	December 31,
Investment Name	2025	2024
Notes Receivable
Wayford at Pringle (1)	$—	$22,300
Willow Park	9,400	9,400
Total notes receivable	$9,400	$31,700

Accrued Interest Receivable
Wayford at Pringle (1)	$—	$419
Willow Park	51	51
Total accrued interest receivable	$51	$470
Total notes and accrued interest receivable	$9,451	$32,170
Allowance for credit losses	(2)	(103)
Total, net	$9,449	$32,067
(1)

In February 2025, the Company’s loan investment in Wayford at Pringle was paid off in full, including any accrued but unpaid interest amounts. Refer to the Loan Investment Summary disclosure below for further information.

Allowance for Credit Losses

The provision for credit losses of the Company’s loan investments at March 31, 2025 and December 31, 2024 are summarized in the table below (amounts in thousands):

	March 31,	December 31,
	2025	2024
Beginning balances, net as of January 1, 2025 and 2024, respectively	$103	$16
(Recovery of) provision for credit losses on pool of assets, net (1)	(101)	87
Allowance for credit losses, net, end of period	$2	$103
(1)

Under CECL, a provision for, or recovery of, credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The recovery of credit losses during the period ended March 31, 2025 was primarily attributable to the removal of one investment to the pool of assets.

Following is a summary of the interest income from loan investments for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	Three Months Ended
	March 31,
Investment Name	2025	2024
The Woods at Forest Hill (1)	$—	$186
Wayford at Pringle	327	111
Willow Park	176	121
Total	$503	$418
(1)	In August 2024, the Company’s loan investment in The Woods at Forest Hill was paid off in full.

Loan Investment Summary

During the three months ended March 31, 2025, the Company’s loan investment in Wayford at Pringle was paid off in full in the aggregate amount of $23.0 million, which included principal investment of $22.3 million and accrued interest of $0.7 million.

Note 6 – Preferred Equity Investments

At March 31, 2025, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding preferred equity investments in eight joint ventures which are classified as available for sale debt securities. The Company earns a fixed return on these investments which is included within income from preferred equity investments in its consolidated statements of operations and comprehensive income. Each joint venture’s purpose is to develop or operate a portfolio of residential units.

The carrying amount of the Company’s preferred equity investments at March 31, 2025 and December 31, 2024 is summarized in the table below (amounts in thousands):

	March 31,	December 31,
Investment Name	2025	2024
Canvas at Wildwood	$3,207	$1,928
Chandler	15,000	15,000
Indigo Cove	3,784	3,581
River Ford	4,785	3,788
The Cottages at Myrtle Beach	17,913	17,913
The Cottages of Port St. Lucie	18,785	18,785
Wayford at Innovation Park	15,400	13,400
Wayford at Pringle	9,082	7,800
Total	$87,956	$82,195
Gross unrealized gain (loss), net	997	(527)
Total, net	$88,953	$81,668

The following table summarizes the net carrying amount and fair value of the Company’s preferred equity investments, which are classified as available-for-sale debt securities, by contractual maturity at March 31, 2025 (amounts in thousands):

	Available-for-sale
	Net carrying amount	Fair value
Due within one year	$61,955	$61,955
Due after one year through three years	23,763	23,763
Due after three years	3,235	3,235
Total	$88,953	$88,953

The following table summarizes the Company’s income from preferred equity investments for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	Three Months Ended March 31,
Investment Name	2025	2024
Canvas at Wildwood	$112	$—
Chandler	506	512
Indigo Cove	180	—
Peak Housing (1)	—	240
River Ford	184	—
The Cottages at Myrtle Beach	649	656
The Cottages of Port St. Lucie	681	689
The Woods at Forest Hill (1)	—	221
Wayford at Innovation Park	458	423
Wayford at Pringle	340	—
Total income from preferred equity investments (2)	$3,110	$2,741
(1)	The Company’s preferred equity investments in Peak Housing and The Woods at Forest Hill were fully redeemed in September 2024 and November 2024, respectively.

(2)

Total income from preferred equity investments includes both current and accrued income amounts. For the three months ended March 31, 2025 and 2024, the accrued portion of the total income was $2.9 million and $2.5 million, respectively. At March 31, 2025 and December 31, 2024, the Company had $25.1 million and $23.3 million, respectively, of total accrued preferred equity income, which is recorded in accounts receivable, prepaids and other assets, net in its consolidated balance sheets.

Preferred Equity Investment Summary

In February 2025, the Company increased its original capital commitment for preferred equity interests in Wayford at Innovation Park by $2.0 million, increasing its total investment to $15.4 million. As of March 31, 2025, the Company had funded $11.8 million of its $26.9 million aggregate commitment to fund capital for preferred equity interests in Canvas at Wildwood, Indigo Cove and River Ford.

Note 7 – DST Program

The Company has a program to raise capital through private placement offerings under which it sells beneficial interests in specific Delaware statutory trusts (each, a “DST”) holding real properties (collectively, the “DST Program”). Under the DST Program, the private placement offers interest in the real property placed into a Delaware statutory trust (a “DST Property”). The underlying interest of the real property sold to investors pursuant to such private placement is leased-back by a wholly-owned subsidiary of the Operating Partnership on a long-term basis through a master lease agreement. The master lease agreement is partially guaranteed by the Operating Partnership in the form of a demand note capitalizing the lessee. Additionally, the Operating Partnership retains a fair market value purchase option giving it the right, but not the obligation, to acquire the interests in the Delaware statutory trust from the investors in exchange for OP Units or cash commencing two years after full syndication. As the Company is the primary beneficiary of the DST Property for financial reporting purposes, the Company consolidates the DST Property and operations in its financial statements.

Under the master lease, a wholly-owned indirect subsidiary of the Operating Partnership is responsible for subleasing the property to tenants, paying certain underlying costs associated with operating the property, and remitting rent to the DST that owns such property.

As of March 31, 2025, the Company had one offering in its DST Program and had raised net offering proceeds of $29.2 million, with total net real estate investments associated with the DST Program of $102.8 million.

Note 8— Revolving Credit Facilities

The outstanding balances on the revolving credit facilities at March 31, 2025 and December 31, 2024 were as follows (amounts in thousands):

	March 31,	December 31,
Revolving Credit Facilities	2025	2024
Amended DB Credit Facility	$85,000	$85,000
KeyBank Credit Facility	—	36,000
Total	$85,000	$121,000

Amended Deutsche Bank Credit Facility (“Amended DB Credit Facility”)

In December 2023, certain of the Company’s subsidiaries entered into an amended and restated credit facility (the “Amended DB Credit Facility”) with Deutsche Bank Securities Inc. (“Deutsche Bank”), as sole lead arranger, Deutsche Bank AG, New York Branch, as administrative agent, the financial institutions party thereto as lenders and Computershare Trust Company, N.A., as paying agent and calculation agent, and the Company as a guarantor. The Amended DB Credit Facility provided for a revolving loan with a maximum commitment amount of $150 million. Borrowings under the Amended DB Credit Facility were limited to financings related to the acquisition, renovation, rehabilitation, maintenance and leasing of single-family residential units in the Indy-Springfield, Peak JV 2 and Savannah-84 portfolios. Borrowings under the Amended DB Credit Facility bore interest on the amount drawn at Term Secured Overnight Financing Rate (“SOFR”) plus 2.80%, and borrowings could be prepaid without premium or penalty. The interest rate on outstanding borrowings was 7.12% at March 31, 2025. The Amended DB Credit Facility contained certain financial and operating covenants, including maximum leverage ratio, minimum debt yield and minimum debt service coverage ratio. At March 31, 2025, the Amended DB Credit Facility was drawn at $85 million and the Company was in compliance with all covenants under the Amended DB Credit Facility. The Amended DB Credit Facility matured in April 2025. On April 4, 2025, the Company entered into an amended and restated agreement with Deutsche Bank that replaced the Amended DB Credit Facility with a senior loan (refer to Note 16 for further information).

KeyBank Credit Facility

On October 25, 2024, the Company, through a subsidiary of its Operating Partnership, entered into a credit agreement with KeyBank National Association (the “KeyBank Credit Facility”) related to the Company’s DST Program. The KeyBank Credit Facility provides for a revolving loan with a maximum commitment amount of $50 million. The Company has provided a guarantee on any outstanding balance and up to the full commitment and has pledged interests in certain assets as collateral. Borrowings under the KeyBank Credit Facility bear interest per annum, at the Company’s option, at SOFR (Daily Simple or Term) plus 3.60% or the base rate plus 2.50% (base rate determined by reference to the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) Adjusted Term SOFR for a one-month interest period plus 1.00%), and borrowings can be prepaid without premium or penalty. The Company pays a fee on the unused portion of the KeyBank Credit Facility at an annual rate of 0.30%. The KeyBank Credit Facility matures on October 25, 2026; however, borrowings under the KeyBank Credit Facility mature one-year from the date of funding, subject to certain minimum paydowns, and timing of such paydowns, pursuant to the terms of the KeyBank Credit Facility. The KeyBank Credit Facility contains certain financial and operating covenants, including maximum leverage ratio, minimum debt service coverage ratio and minimum tangible net worth. At March 31, 2025, the KeyBank Credit Facility was fully paid down with no outstanding balance.

Note 9 – Mortgages Payable

The following table summarizes certain information at March 31, 2025 and December 31, 2024 with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of March 31, 2025
	March 31,	December 31,		Interest-only
Property	2025	2024	Interest Rate	through date	Maturity Date
Fixed Rate:
Allure at Southpark	$55,166	$55,166	5.58%	Interest-only	January 1, 2030
Amira at Westly	56,650	56,650	4.81%	Interest-only	November 1, 2034
Avenue at Timberlin Park	23,660	23,660	5.47%	August 2027	August 1, 2029
ILE (1)	26,268	27,748	4.09%	(2)	(1)
Villas at Huffmeister	27,228	27,357	3.56%	(2)	October 1, 2029
Yauger Park Villas (3)	13,962	14,044	4.86%	(2)	April 1, 2026
Total Fixed Rate	$202,934	$204,625

Floating Rate:
ILE (4)	$23,000	$23,000	7.17%	Interest-only	October 1, 2027
Wayford at Concord (5)	32,973	32,973	4.73%	May 2027	May 1, 2029
Total Floating Rate	$55,973	$55,973
Total	$258,907	$260,598
Fair value adjustments	(2,319)	(2,400)
Deferred financing costs, net	(5,131)	(5,416)
Total mortgages payable	$251,457	$252,782
(1)

ILE’s fixed rate debt represents the aggregate debt outstanding across three separate credit agreements. Of the outstanding balance, one credit agreement (“CA1”) has a balance of $4.8 million at a fixed rate of 3.50%, the second credit agreement (“CA2”) has a balance of $17.0 million at a fixed rate of 3.75%, and the third credit agreement (“CA3”) has a balance of $4.5 million at a fixed rate of 6.00%. CA1 and CA3 each bear interest at a floating rate that is subject to an interest rate swap to effectuate a fixed rate; refer to Note 11 for further information. CA1 and CA2 both mature in 2026; CA3 matures in 2028.

(2)	The loan requires monthly payments of principal and interest.
(3)	The principal balance includes a $9.7 million senior loan at a fixed rate of 4.81% and a $4.3 million supplemental loan at a fixed rate of 4.96%.
(4)	The ILE loan bears interest at one-month Term SOFR plus 2.85%, subject to a 6.50% rate floor. In March 2025, the one-month Term SOFR in effect for this loan was 4.32%.
(5)

The Wayford at Concord loan bears interest at the 30-day average SOFR plus 2.23%. In March 2025, the 30-day average SOFR in effect was 4.35%. SOFR rate is subject to a 2.50% rate cap through April 2027 per the terms of a new rate cap agreement entered into by the Company. Please refer to Note 11 for further information.

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

Loss on Extinguishment of Debt and Debt Modification Costs

Upon repayment of or in conjunction with a material change (i.e., a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes-off any unamortized deferred financing costs and fair market value adjustments related to the original debt that was extinguished. Prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized would also be included within loss on extinguishment of debt and debt modification costs on the consolidated statements of operations and comprehensive income. The Company had a negligible amount of loss on extinguishment of debt and no debt modification costs during the three months ended March 31, 2025. The Company had no loss on extinguishment of debt or debt modification costs during the three months ended March 31, 2024.

Debt maturities

At March 31, 2025, contractual principal payments of the Company’s borrowings, including its revolving credit facilities (refer to Note 8 for further information), for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2025 (April 1 – December 31)	$86,417
2026	35,415
2027	24,107
2028	5,702
2029	80,450
Thereafter	111,816
$343,907
Add: Unamortized fair value debt adjustment	(2,319)
Subtract: Deferred financing costs, net	(5,131)
Total	$336,457

The net book value of real estate assets providing collateral for these above borrowings was $588.0 million at March 31, 2025.

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

Fair Value of Financial Instruments

At March 31, 2025 and December 31, 2024, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due from and due to affiliates, accounts payable, other accrued liabilities, and distributions payable approximate their fair value based on their highly liquid nature and/or short-term maturities.

The carrying values and fair values of the Company’s financial instruments at March 31, 2025 and December 31, 2024 are summarized in the table below (amounts in thousands):

		March 31, 2025		December 31, 2024
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Preferred equity investments (1)	Level 3	$88,953	$88,953	$81,668	$81,668

Liabilities
Mortgages payable (2)	Level 2	$256,588	$253,992	$258,198	$250,243
(1)

Represents the Company’s preferred equity investments which are classified as available-for-sale (“AFS”) debt securities (refer to Note 6 for further information). The Company measures the fair value of its AFS preferred equity investments utilizing observable and unobservable market inputs. The observable market inputs include recent transactions and broker quotes (“market data”). However, given the implied price dispersion amongst the market data, the fair value determination for the AFS preferred equity investments has also utilized significant unobservable inputs in discounted cash flow models based on recent performance of the collateral, the underlying collateral characteristics, industry trends as well as expectations of macroeconomic events. At each measurement date, the Company considers both the observable and unobservable valuation inputs in the determination of fair value. However, given the significance of the unobservable inputs, the fair values of AFS preferred equity investments are classified in Level 3 of the fair value hierarchy.

(2)

The carrying values of the mortgages payable include ($2,319) and ($2,400) of unamortized fair value debt adjustments and exclude $5,131 and $5,416 of deferred financing costs at March 31, 2025 and December 31, 2024, respectively. The fair value of mortgages payable is estimated based on interest rates obtained from third party lenders for similar types of borrowing arrangements.

The Company’s operating units classified as held for sale for which it has recorded impairments, measured at fair value on a non-recurring basis, for the three months ended March 31, 2025 and 2024 are summarized in the table below (amounts in thousands). The units classified as held for sale are all reported in the Company’s scattered single-family homes segment.

	Three Months Ended
	March 31,
	2025	2024
Investment in operating units classified as held for sale (Level 3)
Pre-impairment amount	$1,652	$6,493
Total impairments (1)	(124)	(126)
Fair value (2)	$1,528	$6,367
(1)	Impairment amounts are included in gain on sale and impairment of real estate investments, net in the Company’s consolidated statements of operations and comprehensive income.
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

Fair Value Measurements on a Nonrecurring Basis

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its operating real estate and related intangible assets may not be recoverable. If the Company does not believe that it will be able to recover the carrying value of operating real estate, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the operating real estate based on discounted cash flows of the operating asset using inputs that fall within Level 3 of the fair value hierarchy. No impairment losses on operating real estate and related intangible assets were recorded during the three months ended March 31, 2025 and 2024.

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

The Company has not designated any of the interest rate derivatives as hedges. Although these derivative financial instruments were not designated or did not qualify for hedge accounting, the Company believes the derivative financial instruments mitigate increases in interest rates. The Company does not use derivative financial instruments for trading or speculative purposes.

At March 31, 2025, the Company had interest rate caps and swaps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying interest rate for $150.3 million of the Company’s debt. The following table summarizes the Company’s derivative financial instruments at March 31, 2025 ($ in thousands):

	Interest Rate Caps	Interest Rate Swaps
Notional balance	$145,473	$9,300
Number of instruments	2	2
Earliest maturity date (1)	May 2025	March 2026
Latest maturity date	May 2025	August 2028
(1)	In April 2025, the Company entered into new interest rate cap agreements for both of its rate caps, with such agreements effective upon the May 2025 maturity dates of the previous rate caps. The new rate caps have an aggregate notional balance of $93.0 million, with the earliest maturity date in May 2026 and the latest maturity date in May 2027.

The table below presents the classification and fair value of the Company’s derivative financial instruments on its consolidated balance sheets at March 31, 2025 and December 31, 2024 (amounts in thousands):

Derivatives not designated as hedging		Fair Values of Derivative Instruments
instruments under ASC 815-20	Balance Sheet Location	March 31, 2025	December 31, 2024
Interest rate caps	Accounts receivable, prepaids and other assets, net	$220	$857
Interest rate swaps	Accounts receivable, prepaids and other assets, net	222	363

The table below presents the classification and effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income for the three months ended March 31, 2025 and 2024 (amounts in thousands):

		The Effect of Derivative Instruments on the
		Statements of Operations and Comprehensive Income
Derivatives not designated as hedging	Location of Gain (Loss)	Three Months Ended March 31,
instruments under ASC 815-20	Recognized in Income	2025	2024
Interest rate caps	Interest expense, net	$(637)	$(805)
Interest rate swaps	Interest expense, net	(141)	90

Note 12 – Related Party Transactions

Management Agreement

In October 2022, the Company entered into a management agreement (the “Management Agreement”) with the Operating Partnership and Bluerock Homes Manager, LLC (the “Manager”), which is an affiliate of Bluerock Real Estate, LLC, pursuant to which the Manager provides for the day-to-day management of the Company’s operations. Pursuant to the terms of the Management Agreement, the Manager provides the Company with a management team and appropriate support personnel to provide such management services to the Company. The Management Agreement requires the Manager to manage the Company’s business affairs under the supervision and direction of the Company’s board of directions (the “Board”). Specifically, the Manager is responsible for (i) the selection, purchase and sale of the Company’s portfolio investments, (ii) the Company’s financing activities, and (iii) providing the Company with advisory services, in each case in conformity with the investment guidelines and other policies approved and monitored by its Board. The Management Agreement expires on October 6, 2025 and will be automatically renewed for a one-year term on each anniversary date thereafter unless earlier terminated or not renewed in accordance with the terms thereof.

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

For the three months ended March 31, 2025, the Company recorded a base management fee of $2.5 million, of which $0.2 million shall be paid in C-LTIP Units with the remainder paid in cash. For the three months ended March 31, 2024, the Company recorded a base management fee of $2.1 million, of which one half (50%) was paid in C-LTIP Units and the remainder paid in cash. There have been no incentive fee expenses incurred during 2025 or the year ended December 31, 2024.

For the three months ended March 31, 2025 and 2024, the Company recorded (i) operating expense reimbursements of $1.0 million and $1.2 million, respectively, and (ii) direct expense reimbursements of $0.1 million and $0.1 million, respectively. Both the operating and direct expense reimbursements were paid in cash to the Manager and recorded as part of general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.

The table below presents the related party amounts payable to the Manager at March 31, 2025 and December 31, 2024 pursuant to the terms of the Management Agreement (amounts in thousands). The Company records these payables in due to affiliates in its consolidated balance sheets.

	March 31,	December 31,
Amounts payable to the Manager under the Management Agreement	2025	2024
Base management fee	$2,540	$2,490
Operating and direct expense reimbursements	1,088	1,224
Offering expense reimbursements	135	148
Total amounts payable to the Manager	$3,763	$3,862

Leasehold Cost-Sharing Agreement with Bluerock Real Estate Holdings, LLC

In connection with a new lease on the Company’s New York (Manhattan) headquarters, effective May 2024, the Company and an unaffiliated third-party landlord entered into a lease for separate corporate space (the “NY Premises Lease”) located at 919 Third Avenue, New York, New York (the “NY Premises”). The NY Premises Lease commenced in November 2024 when the landlord made the NY Premises available to the Company to begin its own alterations and improvements. With respect to the NY Premises, the Company and Bluerock Real Estate Holdings, LLC (“BREH”), which is an affiliate of the Manager, entered into a leasehold cost-sharing agreement (the “Leasehold Cost-Sharing Agreement”) to provide for the allocation and sharing between BREH and the Company of the costs thereunder, including costs associated with tenant improvements. BREH and certain of its respective subsidiaries and/or affiliates will share occupancy of the NY Premises. Under the Leasehold Cost-Sharing Agreement, if there is a change in control of either BREH or the Company, the allocation of costs under the Leasehold Cost-Sharing Agreement shall be modified to thereafter allocate such costs based on the average of the cost-sharing percentages between BREH and the Company over the four most recently-completed calendar quarters immediately preceding the change in control date (or shall be the average cost-sharing percentages over such shorter period, if the change in control occurs earlier than the completion of four calendar quarters). Under the NY Premises Lease, the Company, through its Operating Partnership, issued a payment of approximately $450,000 as a security deposit. Payment by BREH of any amounts payable under the Leasehold Cost-Sharing Agreement to the Company will be made in cash.

The table below presents the related party amounts receivable from BREH at March 31, 2025 and December 31, 2024 pursuant to the terms of the Leasehold Cost-Sharing Agreement (amounts in thousands). The Company records these receivables in due from affiliates in its consolidated balance sheets.

Amounts receivable from BREH under the Leasehold Cost-Sharing Agreement	March 31, 2025	December 31, 2024
Capital improvement cost reimbursements	$938	$925
Operating and direct expense reimbursements	318	124
Total amounts receivable from the Manager	$1,256	$1,049

At March 31, 2025 and December 31, 2024, the Company had no other receivables due from any related parties.

BR Amira DST Manager, LLC - Amira at Westly DST

The Company has agreed to pay an asset management fee equal to 0.02% per annum of the Amira at Westly purchase price of $103 million, or $206,000 annually, to BR Amira DST Manager, LLC, which is wholly owned by Bluerock Asset Management, LLC. During the three months ended March 31 2025, the Company incurred a total asset management fee related to Amira at Westly of $51,500 which is recorded within property management and asset management fees on the Company’s consolidated statements of operations and comprehensive income. The Company did not incur any asset management fees related to Amira at Westly in the first quarter 2024. In addition, the Company, through consolidated subsidiaries associated with the DST Program, incurred a one-time acquisition fee of $2.1 million payable to BR Amira DST Manager, LLC for the Amira at Westly private placement offering. Refer to Note 7 for further information on the Company’s DST Program.

The table below presents the related party amounts payable to BR Amira DST Manager, LLC at March 31, 2025 and December 31, 2024 (amounts in thousands). The Company records these payables in due to affiliates in its consolidated balance sheets.

Amounts payable to BR Amira DST Manager, LLC	March 31, 2025	December 31, 2024
One-time acquisition fee	$2,060	$2,060
Asset management fees	86	35
Other	7	23
Total amounts payable to BR Amira DST Manager, LLC	$2,153	$2,118

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Company’s Series A Preferred Stock (refer to Note 13 for further information), the Company engaged a related party as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company. For the three months ended March 31, 2025, the Company incurred $1.1 million in selling commissions and discounts and $0.5 million in dealer manager fees and discounts related to its offering of Series A Preferred Stock. In addition, the Manager was, or shall be, reimbursed by the Company for offering costs of $0.3 million in conjunction with the offering of Series A Preferred Stock during the three months ended March 31, 2025. The selling commissions, dealer manager fees, discounts and reimbursements for offering costs were recorded as a reduction to the proceeds of the offering.

Note 13 – Stockholders’ Equity and Redeemable Preferred Stock

Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing net loss attributable to common stockholders, less dividends on restricted stock and LTIP Units expected to vest, by the weighted average number of common shares outstanding for the period. Net loss attributable to common stockholders is computed by adjusting net loss for the non-forfeitable dividends paid on non-vested restricted stock and LTIP Units.

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

The following table reconciles the components of basic and diluted net loss per common share for the three months ended March 31, 2025 and 2024 (amounts in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(7,330)	$(3,170)
Less preferred stock dividends	(2,010)	(253)
Less preferred stock accretion	(523)	—
Less dividends on restricted stock and LTIP Units expected to vest	(62)	—
Addback net loss attributable to noncontrolling interests	7,334	2,403
Net loss attributable to common stockholders	$(2,591)	$(1,020)

Weighted average common shares outstanding (1)	3,864,622	3,848,494
Potential dilutive shares (2)	—	—
Weighted average common shares outstanding and potential dilutive shares (1)	3,864,622	3,848,494

Net loss per common share, basic	$(0.67)	$(0.27)
Net loss per common share, diluted	$(0.67)	$(0.27)
(1)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.
(2)

For the three months ended March 31, 2025 and 2024, the diluted shares calculations exclude the following as the effects are antidilutive: (i) potential vesting of restricted Class A common stock of 3,607 shares and 4,531 shares, respectively, and (ii) potential conversion of the Series A Preferred Stock into Class A common stock of 9,135,723 shares and 989,712 shares, respectively.

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

Series A Redeemable Preferred Stock

During the three months ended March 31, 2025, the Company issued 651,768 shares of 6.0% Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) at $25.00 per share (the “Stated Value”) under its continuous registered offering with net proceeds of approximately $14.1 million after (i) commissions, dealer manager fees and sales discounts, and (ii) costs related to establishing the offering of Series A Preferred Stock. As of March 31, 2025, the Company had issued a total of 5,285,053 shares of Series A Preferred Stock with total net proceeds of approximately $115.2 million after commissions, dealer manager fees, sales discounts and offering costs. Additionally, as of March 31, 2025, the Company, at the request of holders, had redeemed a total of 6,560 shares of Series A Preferred Stock through the issuance of 9,103 shares of Class A common stock.

In May 2024, the Company announced the payment of an enhanced special dividend replacing the previous special dividend. The enhanced special dividend is aggregated with the regular monthly dividend so as to effect a dividend rate of the average one-month Term SOFR rate plus two percent, subject to a 6.5% minimum and an 8.5% maximum annual rate, calculated and paid monthly. Commencing in May 2024, the Series A Preferred enhanced special dividend was declared for each month for which the Board declared the regular monthly dividend of $0.125 per outstanding share of Series A Preferred Stock.

At the date of issuance, the carrying amount of the Series A Preferred Stock was less than the redemption value. As a result of the Company’s determination that holder redemption is probable, the carrying value will be increased by periodic accretions so that the carrying value will equal the redemption value net of early redemption fees at the earliest redemption date. As of March 31, 2025, the Company had recorded a total of $0.8 million of accretion related to the Series A Preferred Stock.

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

Class A Common Stock Repurchase Plan

On February 13, 2024, the Board authorized a stock repurchase plan for the repurchase of up to an aggregate of $5 million of the Company’s outstanding shares of Class A common stock. The repurchase plan had a term of one year and ended in February 2025. The Company made no repurchases of its Class A common stock under this plan.

On February 28, 2025, the Board authorized a new stock repurchase plan for the repurchase, from time to time, of up to an aggregate of $5 million of the Company’s outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”) and subject to Rule 10b-5 of the Exchange Act. The repurchase plan has a term of one year and may be discontinued at any time. The extent to which the Company repurchases shares of its Class A common stock under the repurchase plan, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. The Company expects that any repurchases of its Class A common stock will be through open market transactions, subject to market conditions, certain price limitations and other conditions established under the plan. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. As of March 31, 2025, no repurchases of Class A common stock had been made by the Company.

Operating Partnership and Long-Term Incentive Plan Units

As of March 31, 2025, limited partners other than the Company owned approximately 69.59% of the common units of the Operating Partnership (7,365,735 OP Units, or 56.54%, were held by OP Unit holders, and 1,700,013 LTIP Units, or 13.05%, were held by LTIP Unit holders, including 3.08% which were not vested as of March 31, 2025). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash. LTIP Units and C-LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock or, at the Company’s election, cash.

On March 7, 2025, the Company granted 21,254 C-LTIP Units, or approximately $245,000, to the Manager pursuant to the Management Agreement as partial payment of the full base management fee of $2.5 million the fourth quarter 2024. Such C-LTIP Units were fully vested upon issuance.

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

LTIP Unit and Restricted Stock Grants

Under the BHM Incentive Plans, (i) certain of the Manager’s executive management team and personnel who provide services to the Manager were granted LTIP Units and/or shares of Class A common stock as restricted stock grants (“RSGs”) that vest over a three-year period, and (ii) each independent member of the Board was granted LTIP Units in payment of the equity portion of their respective annual retainers, with such LTIP Units fully vested upon issuance.

LTIP Units

On January 1, 2025, the Company granted 5,405 LTIP Units pursuant to the BHM Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance and the Company recognized expense of $0.3 million based on the fair value at the date of grant.

The Company recognizes compensation expense ratably over the vesting period for time-based LTIP Units based on the fair value at the date of grant. During the three months ended March 31, 2025 and 2024, the Company recognized compensation expense for such LTIP Units of approximately $0.7 million and $0.7 million, respectively. Such expense was recorded as part of general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income. As of March 31, 2025, there was $6.4 million of total unrecognized compensation expense related to unvested LTIP Units granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 2.4 years.

Restricted Stock

The Company recognizes compensation expense ratably over the vesting period for time-based RSGs. During the three months ended March 31, 2025 and 2024, the Company recognized compensation expense for RSGs of approximately $0.2 million and $0.05 million, respectively. Such expense was recorded as part of general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income. At March 31, 2025, there was $0.9 million of total unrecognized compensation expense related to the unvested RSGs granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 2.0 years.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

Declaration Date	Record Date	Amount	Paid / Payable Date
Class A common stock
March 11, 2025	March 25, 2025	$0.125	April 4, 2025
March 11, 2025	June 25, 2025	0.125	July 3, 2025
March 11, 2025	September 25, 2025	0.125	October 3, 2025
March 11, 2025	December 24, 2025	0.125	January 5, 2026
Class C common stock
March 11, 2025	March 25, 2025	$0.125	April 4, 2025
March 11, 2025	June 25, 2025	0.125	July 3, 2025
March 11, 2025	September 25, 2025	0.125	October 3, 2025
March 11, 2025	December 24, 2025	0.125	January 5, 2026
Series A Preferred Stock (1)
October 14, 2024	December 24, 2024	$0.125	January 3, 2025
January 15, 2025	January 24, 2025	0.125	February 5, 2025
January 15, 2025	February 25, 2025	0.125	March 5, 2025
January 15, 2025	March 25, 2025	0.125	April 4, 2025
Series A Preferred Enhanced Special Dividend (2)
October 14, 2024	December 24, 2024	$0.010417	January 3, 2025
January 15, 2025	January 24, 2025	0.010417	February 5, 2025
January 15, 2025	February 25, 2025	0.010417	March 5, 2025
January 15, 2025	March 25, 2025	0.010417	April 4, 2025

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

Distributions declared and paid for the three months ended March 31, 2025 were as follows (amounts in thousands):

	Distributions
2025	Declared	Paid
First Quarter
Class A common stock	$495	$—
Class C common stock	1	—
Series A Preferred Stock (1)	2,010	1,925
OP Units	921	—
LTIP / C-LTIP Units	212	—
Total first quarter	$3,639	$1,925
(1)	Series A Preferred Stock amounts include the standard dividend at an annual rate of 6.0% of the Stated Value and any enhanced special dividends.

Note 14 – Commitments and Contingencies

The aggregate amount of the Company’s contractual commitments to fund future cash obligations in certain of its preferred equity investments was $15.1 million and $17.6 million at March 31, 2025 and December 31, 2024, respectively. The Company had no contractual commitments to fund future cash obligations in any of its loan investments at March 31, 2025 or December 31, 2024. In addition, the Company has made a commitment to fund the total estimated project costs of $56.9 million for the construction of Abode Wendell Falls, a 170- unit build-to-rent development project in Wendell, North Carolina. At March 31, 2025, the remaining estimated project costs to complete the Abode Wendell Falls development was $47.5 million.

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Lessee – Operating Lease

In connection with the Company moving its New York (Manhattan) headquarters, effective May 2024, the Company, as lessee, and an unaffiliated third-party landlord entered into the NY Premises Lease (hereinafter, the “Lease”) for the NY Premises. In accordance with ASC Topic 842 Leases, the Company classifies the Lease as an operating lease, and by way of practical expedient, the Company has elected to account for lease and non-lease (ex. common area maintenance) components of the Lease as a single lease component in its consolidated statements of operations and comprehensive income. The Company recognizes the single lease component on a straight-line basis over the term of the Lease, and expenses that are non-components of the lease, such as real estate taxes for which the Company is not a direct beneficiary of the arrangement, are expensed in the period in which the obligation for those payments are incurred. For the three months ended March 31, 2025, the Company recorded $0.1 million of net rent expense related to the Lease.

Upon commencement of the Lease in November 2024, the Company recorded a right-of-use asset of $5.1 million and a lease liability of $5.0 million in its consolidated balance sheets. The right-of-use asset is included within accounts receivable, prepaids and other assets, net, and the lease liability is included within other accrued liabilities. In determining the right-of-use asset and lease liability, the discount rate implicit in the Lease was not readily determinable. As such, the Company used a third-party analysis to determine that a discount rate of 7.61% approximated the incremental borrowing rate that it would incur for a loan that was of a similar term as the Lease and with a similar form of underlying collateral. At March 31, 2025, the remaining right-of-use asset and lease liability balances were $4.8 million and $5.1 million, respectively, and the remaining Lease term was approximately 6.3 years. In addition, the Company incurred tenant improvement costs related to the renovation and buildout of the NY Premises which are capitalized and included within net real estate investments of the Company’s consolidated balance sheets. Such tenant improvement costs are depreciated on a straight-line basis over the term of the Lease.

The following table summarizes the future minimum lease payments and total operating lease liability as of March 31, 2025 (amounts in thousands):

Year	Total
2025 (April 1 – December 31)	$446
2026	1,070
2027	1,070
2028	1,070
2029	1,070
Thereafter	1,773
Total future minimum lease payments (undiscounted cash flows)	$6,499
Difference between future undiscounted cash flows and discounted cash flows	(1,435)
Total operating lease liability	$5,064

Note 15 – Segment Information

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

The following table summarizes NOI by the Company’s reportable segments for the three months ended March 31, 2025 and 2024, and reconciles NOI to net loss attributable to common stockholders on the Company’s statements of operations and comprehensive income. Prior year amounts have been reclassified to conform to the current period segment presentation (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Rental and other property revenues
Scattered single-family homes	$7,801	$8,186
Residential communities	8,109	2,572
Total rental and other property revenues	15,910	10,758

Property operating expenses
Scattered single-family homes	4,150	4,118
Residential communities	3,502	887
Total property operating expenses	7,652	5,005

Net operating income
Scattered single-family homes	3,651	4,068
Residential communities	4,607	1,685
Total net operating income	8,258	5,753
Reconciling items:
Interest income from loan investments	503	418
Property management and asset management fee expenses	(1,325)	(1,132)
General and administrative expenses	(3,057)	(2,868)
Management fees to related party	(2,540)	(2,071)
Acquisition and other transaction costs	(76)	(4)
Depreciation and amortization	(7,492)	(4,008)
Other (expense) income	(59)	240
Income from preferred equity investments	3,110	2,741
Recovery of (provision for) credit losses, net	102	(95)
Gain on sale and impairment of real estate investments, net	703	173
Loss on extinguishment of debt	(4)	—
Interest expense, net	(6,211)	(3,512)
Interest income	1,104	1,195
Income tax expense	(346)	—
Net loss	(7,330)	(3,170)
Preferred stock dividends	(2,010)	(253)
Preferred stock accretion	(523)	—
Net loss attributable to noncontrolling interests	(7,334)	(2,403)
Net loss attributable to common stockholders	$(2,529)	$(1,020)

The following table reconciles the Company’s total rental and other property revenues for reportable segments to total revenues on the Company’s consolidated statement of operations and comprehensive income for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues
Rental and other property revenues
Scattered single-family homes	$7,801	$8,186
Residential communities	8,109	2,572
Total rental and other property revenues	15,910	10,758
Interest income from loan investments	503	418
Total revenues	$16,413	$11,176

Asset information by reportable segment is not provided as the CODMs do not use asset values to make decisions about the allocation of resources.

Note 16 – Subsequent Events

Declaration of Dividends

Declaration Date	Record Date	Amount	Paid / Payable Date
Series A Preferred Stock (1)
April 15, 2025	April 25, 2025	$0.125	May 5, 2025
April 15, 2025	May 23, 2025	0.125	June 5, 2025
April 15, 2025	June 25, 2025	0.125	July 3, 2025
Series A Preferred Enhanced Special Dividend
April 15, 2025	April 25, 2025	(2)	May 5, 2025
April 15, 2025	May 23, 2025	(2)	June 5, 2025
April 15, 2025	June 25, 2025	(2)	July 3, 2025
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

Distributions Paid

The following distributions were declared and/or paid to the Company’s stockholders subsequent to March 31, 2025 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distribution per Share	Total Distribution
Class A common stock	March 11, 2025	March 25, 2025	April 4, 2025	$0.125000	$495
Class C common stock	March 11, 2025	March 25, 2025	April 4, 2025	0.125000	1
Series A Preferred Stock (1)	January 15, 2025	March 25, 2025	April 4, 2025	0.135417	702
OP Units	March 11, 2025	March 25, 2025	April 4, 2025	0.125000	921
LTIP / C-LTIP Units	March 11, 2025	March 25, 2025	April 4, 2025	0.125000	212

Series A Preferred Stock (1)	April 15, 2025	April 25, 2025	May 5, 2025	0.135417	727
Total					$3,058
(1)	Series A Preferred Stock distribution per share amounts include the standard dividend at an annual rate of 6.0% of the Stated Value and any enhanced special dividends.

Deutsche Bank Loan Amendment

On April 4, 2025, the Company entered into an amended and restated loan agreement with Deutsche Bank, in which the terms of the loan agreement were amended to convert the prior Amended DB Credit Facility (refer to Note 8 for further information) into a senior loan (the “DB Loan”). As part of the terms, the Company made a $25 million paydown, reducing the outstanding balance of the DB Loan from $85 million to $60 million. The amendment to the DB Loan included removing the revolving borrowing option of the loan, extending the maturity date to October 4, 2027, adjusting the interest rate on the outstanding balance to Term SOFR plus 2.95%, and changes in certain financial and operating covenants.

Sale of Indigo Cove and Wayford at Pringle Interests

On Aprill 11, 2025, the Company’s AFS debt security investments in Indigo Cove and Wayford at Pringle were sold to a joint venture, with such joint venture including an affiliate of the Manager, for an aggregate amount of $13.4 million. The Company received its outstanding principal investments in Indigo Cove and Wayford at Pringle of $3.8 million and $7.8 million, respectively, plus accrued interest from both investments in the aggregate amount of $1.8 million, net of any reimbursements per the terms of the agreement.

Sale of The Cottages at Myrtle Beach Interests

On April 23, 2025, The Cottages at Myrtle Beach, the underlying asset of a joint venture in which the Company had a preferred equity interest located in Myrtle Beach, South Carolina, was sold. Upon the sale, the Company’s preferred equity investment was redeemed by the joint venture for $28.1 million, which included its original preferred investment of $17.9 million, and accrued preferred return and outstanding amounts of $10.2 million.

Interest in Marble Capital Income and Impact Fund, LP

On April 25, 2025, the Company closed on the acquisition of a limited partnership interest in Marble Capital Income and Impact Fund, LP (the “Marble Fund”) for a purchase price of $25.0 million. The Marble Fund owns a diversified portfolio of multifamily assets and build-to-rent multifamily investments located in the United States.

Acquisition of Southern Pines Reserve

On April 28, 2025, the Company, through a Delaware statutory trust (the “Southern Pines DST”), acquired a 272-unit residential community located in Aberdeen, North Carolina known as Southern Pines Reserve, aka Hawthorne. The purchase price of $56.6 million was funded with (i) a $30.7 million senior loan secured by Southern Pines Reserve, (ii) borrowings of $20.0 million on the KeyBank Credit Facility, and (iii) cash of $8.9 million funded by the Company, inclusive of certain adjustments typical in such real estate transactions. Southern Pines Reserve is the second property acquired by the Company through a Delaware statutory trust to be part of a private placement offering through which interests in the Southern Pines DST will be issued to third party accredited investors therein; refer to Note 7 for further information on the Company’s DST Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Bluerock Homes Trust, Inc., and the notes thereto. As used herein, the terms “the Company”, “we”, “our”, and “us” refer to Bluerock Homes Trust, Inc., a Maryland corporation formed on December 16, 2021, and, as required by context, Bluerock Residential Holdings, L.P., a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. We refer to Bluerock Homes Manager, LLC, a Delaware limited liability company, and an entity affiliated with the Company, as our “Manager”. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements.

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

Additional factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	The impact of volatility in capital and credit markets, or unfavorable changes in economic conditions, including those caused by inflation and rising interest rates, in the markets in which we operate;
●	The impact of epidemics, pandemics, or other outbreaks of illness, disease or virus (such as the outbreak of novel coronavirus (“COVID-19”) and its variants) and the actions taken by government authorities and other related thereto, including the ability of our company, our properties and our tenants to operate;
●	the factors included in this Quarterly Report on Form 10-Q, including those set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	use of proceeds of our securities offerings;
●	changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, tariffs and global trade tensions, government deficits, high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;
●	fluctuations and relative increases in interest rates, which could adversely affect our ability to obtain financing on favorable terms or at all;
●	the inability of tenants to pay rent;
●	the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors’ properties based on considerations such as convenience of location, rental rates and safety record;
●	increased operating costs, including increased real property taxes, homeowners association (“HOA”) fees, maintenance, insurance and utilities costs;
●	weather conditions that may increase or decrease energy costs and other weather-related expenses;

●	oversupply of rental housing or a reduction in demand for real estate in the markets in which our properties are located;
●	costs and time period required to convert acquisitions to rental properties;
●	a favorable interest rate environment that may result in a significant number of potential residents of our properties deciding to purchase homes instead of renting;
●	rules, regulations and/or policy initiatives by government and private actors, including HOAs, to discourage or deter the purchase of residential properties by entities owned or controlled by institutional investors;
●	our ability to lease newly acquired or newly constructed residential properties;
●	changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes;
●	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs;
●	the board of directors’ determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid (if any);
●	our ability to qualify and maintain our qualification as a real estate investment trust (“REIT”); and
●	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes.

Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this report. All forward-looking statements are made as of the date of this report and the risk that actual results will differ materially from the expectations expressed in this report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this report, whether as a result of new information, future events, changed circumstances or any other reason. The forward-looking statements should be read in light of the risk factors set forth in Item 1A of this Quarterly Report on Form 10-Q, in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (“SEC”) on March 20, 2025, and subsequent filings by us with the SEC, or “Risk Factors”.

Overview

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

As of March 31, 2025, we held twenty-three real estate investments, consisting of fourteen consolidated investments and nine preferred equity and loan investments. The twenty-three investments represent an aggregate of 5,048 residential units, comprised of 3,414 consolidated units, of which 170 units are under development, and 1,634 units through preferred equity and loan investments, which includes planned units and those under development. As of March 31, 2025, our consolidated operating investments were approximately 91.9% occupied; excluding units classified as held for sale and down/renovation units, our consolidated operating investments were approximately 94.1% occupied.

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

Other weakened economic conditions, including job losses, high unemployment levels, stock market volatility, and uncertainty about the future, could adversely affect rental rates and occupancy levels. In addition, any tariffs imposed by the current administration or other countries may cause further inflationary pressures in the economy, uncertainty and volatility of debt and equity markets, and a slowdown in the U.S. and global economies. The announced tariffs are likely to increase construction costs and further reduce already constrained new supply starts, which could adversely impact the timing of actual completion and/or stabilization of our build - to - rent communities, including potential delays due to supply shortages and labor shortages. Any of these factors could depress economic activity and have a material adverse effect on our business, financial condition, cash flows, and our results of operations.

Other Significant Developments

Investment Activity Summary

Provided below is a summary of our investment activity during the three months ended March 31, 2025.

Sale of Consolidated Operating Units

We closed on the following sales: seven units in the ILE portfolio, four units in the Indy-Springfield portfolio, ten units in the Peak JV 2 portfolio, and eighteen units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sale agreements. The thirty-nine units were sold for an aggregate of approximately $6.9 million, subject to certain closing costs, prorations and adjustments typical in such real estate transactions. After deducting the paydown of existing mortgage indebtedness encumbering six units in the ILE portfolio of $1.2 million, the sales of the thirty-nine units generated net proceeds of approximately $5.1 million and a gain on sales of approximately $0.8 million.

Loan Investment Activity

Our loan investment in Wayford at Pringle was paid off in full in the aggregate amount of $23.0 million, which included principal investment of $22.3 million and accrued interest of $0.7 million.

Preferred Equity Investment Summary

Our preferred equity investment activity was as follows: (i) we increased our original capital commitment for preferred equity interests in Wayford at Innovation Park by $2.0 million, increasing our total investment to $15.4 million, and (ii) as of March 31, 2025, we had funded $11.8 million of our $26.9 million aggregate commitment to fund capital for preferred equity interests in Canvas at Wildwood, Indigo Cove and River Ford.

Held for Sale

At March 31, 2025, we classified an aggregate of 138 units as held for sale in our consolidated balance sheets, and for the three months ended March 31, 2025, we recorded an impairment of $0.1 million related to held for sale units which is included in gain on sale and impairment of real estate investments, net in our consolidated statements of operations and comprehensive income. The 138 units classified as held for sale are all reported in our scattered single-family homes segment and are included in the following portfolios: 11 units of ILE, 33 units of Indy-Springfield, 22 units of Peak JV 2, and all 72 units of Peak JV 3. These units were identified based on submarket analysis and individual unit-level operational review. Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on our consolidated balance sheets.

Series A Redeemable Preferred Stock

During the three months ended March 31, 2025, we issued 651,768 shares of 6.0% Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) at $25.00 per share (the “Stated Value”) under a continuous registered offering with net proceeds of approximately $14.1 million after (i) commissions, dealer manager fees and sales discounts, and (ii) costs related to establishing the offering of Series A Preferred Stock. As of March 31, 2025, we had issued a total of 5,285,053 shares of Series A Preferred Stock with total net proceeds of approximately $115.2 million after commissions, dealer manager fees, sales discounts and offering costs. Additionally, as of March 31, 2025, we, at the request of holders, had redeemed 6,560 shares of Series A Preferred Stock through the issuance of 9,103 shares of Class A common stock.

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

Stockholders’ Equity

Our total stockholders’ equity decreased $2.0 million from $139.1 million as of December 31, 2024 to $137.1 million as of March 31, 2025. The decrease in our total stockholders’ equity is primarily attributable to dividends declared of $2.5 million and preferred stock accretion of $0.5 million, partially offset by comprehensive income of $0.5 million and a net adjustment of $0.4 million for noncontrolling interests.

Results of Operations

The following is a summary of our consolidated real estate investments as of March 31, 2025:

							Occupancy –
							Excluding Held
		Number of	Average	Ownership	Average	Occupancy –	for Sale/Reno
Operating Investment Name	Market / Location	Units (1)	Year Built	Interest	Rent (2)	All Units (3)	Units (4)
Scattered Single-Family Homes
Ballast	AZ / CO / WA	84	1998	95%	$2,086	98.8%	98.8%
Golden Pacific	IN / KS / MO	169	1977	97%	1,790	95.3%	96.4%
ILE	TX / SE US	471	1991	95%	1,866	91.3%	93.9%
Indy-Springfield	IN / MO	319	1999	100%	1,352	93.1%	96.5%
Peak JV 2	Various / TX	563	1981	80%	1,334	88.3%	91.3%
Peak JV 3	Dallas-Fort Worth, TX	72	1960	56%	1,306	58.3%	—
Savannah-84	Savannah, GA	84	2022	100%	1,832	98.8%	98.8%
Total Scattered Single-Family Homes / Average		1,762			$1,590	90.4%	94.3%

Residential Communities
Allure at Southpark	Charlotte, NC	350	2014	98%	$1,727	92.0%	92.0%
Amira at Westly	Tampa, FL	408	1999/2023	51%	1,927	92.6%	92.9%
Avenue at Timberlin Park	Jacksonville, FL	200	2001	100%	1,600	92.5%	93.0%
Villas at Huffmeister	Houston, TX	294	2007	95%	1,567	95.6%	95.9%
Wayford at Concord	Concord, NC	150	2019	83%	2,148	95.3%	96.0%
Yauger Park Villas	Olympia, WA	80	2010	95%	2,449	98.8%	98.8%
Total Residential Communities Units / Average		1,482			$1,816	93.7%	93.9%
Total Operating Units / Average		3,244			$1,695	91.9%	94.1%

Development Investment Name
Residential Communities
Abode Wendell Fall (5)	Wendell, NC	170	—	100%	—	—	—
Total Development Units		170
Total Units		3,414
(1)

Total operating units includes an aggregate of 138 units classified as held for sale, with such units included in the following portfolios: 11 units of ILE, 33 units of Indy-Springfield, 22 units of Peak JV 2, and all 72 units of Peak JV 3.

(2)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the three months ended March 31, 2025.
(3)	Percent occupied is calculated as (i) the number of units occupied as of March 31, 2025 divided by (ii) total number of units, expressed as a percentage.

(4)

Percent occupied is calculated as (i) the number of units occupied as of March 31, 2025 divided by (ii) total number of units, expressed as a percentage, and excludes 138 units classified as held for sale and an aggregate of 8 down/renovation units.

(5)	Abode Wendell Falls is a build-to-rent development project that commenced construction in 2024.

The following is a summary of our consolidated operational results by reportable segment for the three months ended March 31, 2025 and 2024 ($ in thousands, except average rental rates):

	Three Months Ended March 31,
	2025	2024	Variance
Rental and other property revenues
Scattered single-family homes	$7,801	$8,186	(4.7)%
Residential communities	8,109	2,572	215.3%
Total rental and other property revenues	$15,910	$10,758	47.9%

Property operating expenses
Scattered single-family homes	$4,150	$4,118	0.8%
Residential communities	3,502	887	294.8%
Total property operating expenses	$7,652	$5,005	52.9%

Net operating income
Scattered single-family homes	$3,651	$4,068	(10.3)%
Residential communities	4,607	1,685	173.4%
Total net operating income	$8,258	$5,753	43.5%

Scattered single-family homes	89.9%	91.5%	(160)	bps
Residential communities	94.2%	96.3%	(210)	bps
Average occupancy percentage (1)(2)	91.8%	92.5%	(70)	bps

Scattered single-family homes	$1,590	$1,528	4.1%
Residential communities	1,816	1,852	(1.9)%
Average rental rate (2)(3)	$1,695	$1,600	5.9%

(1)Represents the average of the ending occupancy as of the last day of each month in the period presented for all units in our consolidated portfolio.

(2)The amount presented for 2024 includes Navigator Villas which was sold in August 2024.

(3)Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the period presented.

The following is a summary of our preferred equity and loan investments as of March 31, 2025:

			Total Actual /		Actual /	Actual /	Actual /
		Actual /	Estimated		Estimated	Estimated	Estimated		Estimated
		Planned	Construction	Cost to Date	Construction	Initial	Construction		Average
Lease-up Investment Name	Location / Market	Number of Units	Cost (in millions)	(in millions)	Cost Per Unit	Occupancy	Completion	% Occupied	Rent (1)
Willow Park	Willow Park, TX	58	$17.1	$17.1	$294,828	2Q 2022	3Q 2023	87.9%	$2,362
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	63.2	63.2	214,966	2Q 2023	4Q 2023	71.8%	1,743
Chandler (2)	Chandler, AZ	208	48.2	48.2	231,731	2Q 2024	3Q 2024	72.6%	1,920
Wayford at Innovation Park	Charlotte, NC	210	64.0	60.2	304,762	3Q 2023	2Q 2025	79.1%	1,994
Total Lease-up Units		770

Development Investment Name (3)
Indigo Cove	Bluffton, SC	82	30.2	9.2	368,293	4Q 2025	3Q 2026	—	3,095
River Ford	Brunswick, GA	170	51.6	11.5	303,529	4Q 2025	1Q 2027	—	2,004
Canvas at Wildwood	Wildwood, FL	224	60.3	9.7	269,196	4Q 2026	4Q 2027	—	1,937
Total Development Units		476

Operating Investment Name (4)
The Cottage of Port St. Lucie	Port St. Lucie, FL	286						92.7%	2,133
Wayford at Pringle	Charlotte, NC	102						97.1%	2,453
Total Operating Units		388
Total Units/Average		1,634							$2,055
(1)	Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units during the first full quarter of stabilization.
(2)	Chandler commenced lease-up in June 2024.
(3)	None of the development investments had commenced lease-up as of March 31, 2025.
(4)	Operating investments represent stabilized operating properties.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenue

Rental and other property revenues increased $5.1 million, or 48%, to $15.9 million for the three months ended March 31, 2025 as compared to $10.8 million for the same prior year period. The increase was primarily due to: (i) the acquisition of 294 units at Villas at Huffmeister during the first quarter 2024, 200 units at Avenue at Timberlin Park during the third quarter 2024, 408 units at Amira at Westly and 350 units at Allure at Southpark during the fourth quarter 2024, and (ii) rental rate improvement from our active management and organic market rent growth. The increase was partially offset by the sale of 176 units at Navigator Villas and 137 single-family units in our portfolio since January 1, 2024. Our average rent per occupied unit increased $95, or 5.9%, to $1,695 as compared to $1,600 during the prior year period. Average occupancy decreased 70 basis points from 92.5% to 91.8% on a year over year basis.

Interest income from loan investments amounted to $0.5 million for the three months ended March 31, 2025 as compared to $0.4 million for the same prior year period due to (i) an increase in the outstanding balance of one loan investment, which was fully paid off in the first quarter 2025 and (ii) an increase in the return on a second loan investment. These increases in interest income were partially offset by the full payoff of a third loan investment in the third quarter of 2024.

Expenses

Property operating expenses increased $2.7 million, or 53%, to $7.7 million for the three months ended March 31, 2025 as compared to $5.0 million for the same prior year period. The increase was primarily due to: (i) the acquisition of 294 units at Villas at Huffmeister during the first quarter 2024, 200 units at Avenue at Timberlin Park during the third quarter 2024, 408 units at Amira at Westly and 350 units at Allure at Southpark during the fourth quarter 2024, and (ii) an increase in turnover expense subsequent to initial renovation completed on units in previous years. The increase was partially offset by the sale of 176 units at Navigator Villas and 137 single-family units since January 1, 2024.

Property management and asset management fee expenses were $1.3 million for the three months ended March 31, 2025 as compared to $1.1 million in the same prior year period. Property management fees are based on a stated percentage of property revenues and asset management fees are based on a stated percentage of capital contributions or assets under management, where applicable.

General and administrative expenses amounted to $3.1 million for the three months ended March 31, 2025 as compared to $2.9 million for the same prior year period. Of the $3.1 million total expense in the first quarter 2025, $2.1 million related to direct costs incurred by us, while the remaining $1.0 million related to the operating expense reimbursement to our Manager, which includes rent, utilities, and IT expenses.

Management fees to related party amounted to $2.5 million for the three months ended March 31, 2025 as compared to $2.1 million for the same prior year period. The increase was due to an increase in equity primarily from our continuous registered offering of Series A Preferred Stock. For the first quarter of 2025, we will pay $0.2 million of the base management fee in C-LTIP Units with the remainder in cash. Prior to the fourth quarter 2024, we paid the base management fee to the Manager as one half (50%) in C-LTIP Units and the remainder in cash.

Acquisition and other transaction costs amounted to $0.1 million for the three months ended March 31, 2025 and were minimal for the same prior year period. Acquisition costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Depreciation and amortization expenses were $7.5 million for the three months ended March 31, 2025 as compared to $4.0 million for the same prior year period, with the increase primarily due to the acquisition of Villas at Huffmeister during the first quarter 2024, Avenue at Timberlin Park during the third quarter 2024, and Amira at Westly and Allure at Southpark during the fourth quarter 2024. The increase was partially offset by the sale of Navigator Villas and single-family units in our portfolio since January 1, 2024.

Other Income and Expense

Other income and expense amounted to expense of $1.3 million for the three months ended March 31, 2025 as compared to income of $0.7 million for the same prior year period. This was primarily due to a $2.7 million increase in interest expense primarily attributable to an increase in the outstanding debt to $343.9 million at March 31, 2025 as compared to $228.7 million at March 31, 2024 and a decrease in the fair value of the interest rate caps and swaps, which was partially offset by a $0.5 million increase in gain on sale of real estate investments.

Income Tax Expense

Income tax expense amounted to income of $0.3 million for the three months ended March 31, 2025 as compared to zero for the same prior year period. The 2025 expense primarily relates to Amira at Westly and two preferred equity investments.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net loss attributable to common stockholders together with a reconciliation to NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net loss attributable to common stockholders	$(2,529)	$(1,020)
Add back: Net loss attributable to Operating Partnership Units	(5,661)	(2,169)
Net loss attributable to common stockholders and unit holders	(8,190)	(3,189)
Net loss attributable to partially owned properties’ noncontrolling interests	(1,673)	(234)
Real estate depreciation and amortization	7,476	3,970
Non-real estate depreciation and amortization	16	41
Non-cash interest expense	758	251
Unrealized loss on derivatives	778	715
(Recovery of) provision for credit losses	(102)	95
Property management and asset management fees	1,325	1,132
Management fees to related party	2,540	2,071
Acquisition and other transaction costs	76	4
Corporate operating expenses	3,057	2,865
Loss on extinguishment of debt costs	4	—
Interest income	(1,104)	(1,195)
Preferred dividends	2,010	253
Preferred stock accretion	523	—
Other expense (income), net	59	(240)
Income tax expense	346	—
Income from preferred equity investments	(3,110)	(2,741)
Interest income from loan investments	(503)	(418)
Gain on sale and impairment of real estate investments, net	(703)	(173)
Total property income	3,583	3,207
Add back: Interest expense	4,675	2,546
Net operating income	$8,258	$5,753

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, both short- and long-term. Our primary short-term liquidity requirements historically have related to (i) our operating expenses and other general business needs, (ii) investment in real estate, (iii) distributions to stockholders, (iv) committed investments and capital requirements to fund development and renovations at existing properties, and (v) ongoing commitments to repay borrowings, including our maturing debt, the Amended DB Credit Facility and KeyBank Credit Facility.

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our short-term liquidity needs could be affected by various risks and uncertainties, including the risks detailed in Part I, Item 1A titled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 20, 2025. While consolidated occupancy excluding units classified as held for sale and down/renovation units remains strong at 94.1% as of March 31, 2025, in future periods we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants.

In addition, in October 2024, we launched a program to sponsor and raise capital through private placement offerings of Delaware statutory trusts (each, a “DST”) holding residential properties (collectively, the “DST Program”). We expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions and create future pipeline acquisition opportunities. In conjunction with the DST Program, our Operating Partnership has issued certain non-interest bearing demand notes in relation to its role as the master tenant (the “Master Tenant”) under certain master leases (the “Master Leases”) related to the DST Program (the “Demand Notes”), which could be called upon if the net operating cash flow is insufficient to pay the rent required under the Master Leases (subject to limited deferral rights) or satisfy its other obligations under the Master Leases. As compensation for the Operating Partnership’s obligations under the Master Leases, we will share in the rent paid by the tenants of the underlying properties in accordance with the waterfall set forth in the applicable Master Lease. As of March 31, 2025, we had one offering in our DST Program and had raised net offering proceeds of $29.2 million, issued a demand note of $0.7 million, and had $102.8 million in total net real estate investments associated with the DST Program.

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

In general, we believe our available cash balances, cash flows from operations, proceeds from the offering of our Series A Preferred Stock, proceeds from the KeyBank Credit Facility (as hereinafter defined, the “revolving credit facility”), proceeds from our DST Program, proceeds from future mortgage debt financings for acquisitions and/or development projects, and other financing arrangements will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. In general, we expect that our results related to our existing portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of residential properties and build-to-rent communities.

We believe we will be able to meet our primary liquidity requirements going forward through, among other sources:

●	$134.7 million in cash available at March 31, 2025;
●	capacity of $50 million, all of which was available on the KeyBank Credit Facility at March 31, 2025 for use in our DST Program;
●	proceeds from future mortgage debt financings for acquisition and/or development projects;
●	cash generated from operating activities; and
●	proceeds from the offering of our Series A Preferred Stock and potential offerings of common and preferred stock, as well as issuances of units of limited partnership interest in our Operating Partnership (“OP Units”).

The following table summarizes our contractual obligations as of March 31, 2025 related to our mortgage notes secured by our properties and the Amended DB Credit Facility. At March 31, 2025, the KeyBank Credit Facility had no outstanding balance. At March 31, 2025, our estimated future required payments on these obligations were as follows (amounts in thousands):

	Total	2025	2026-2027	2028-2029	Thereafter
Mortgages Payable (Principal)	$258,907	$1,417	$59,522	$86,152	$111,816
Amended DB Credit Facility	85,000	85,000	—	—	—
Estimated Interest Payments on Mortgages Payable and the Amended DB Credit Facility	67,943	10,393	24,845	18,846	13,859
Total	$411,850	$96,810	$84,367	$104,998	$125,675

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

At March 31, 2025, we had contractual commitments to fund future cash obligations in certain of our preferred equity investments and our loan investment in the aggregate of $15.1 million and zero, respectively. In addition, we made a commitment to fund the total estimated project costs of $56.9 million for the development of Abode Wendell Falls, a 170-unit build-to-rent development project in Wendell, North Carolina. At March 31, 2025, the remaining estimated project costs to complete Abode Wendell Falls was $47.5 million.

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

On February 13, 2024, our board of directors (the “Board”) authorized a stock repurchase plan for the repurchase of up to an aggregate of $5 million of our outstanding shares of Class A common stock. The repurchase plan had a term of one year and ended in February 2025. We made no repurchases of our Class A common stock under the plan.

On February 28, 2025, our Board authorized a new stock repurchase plan for the repurchase, from time to time, of up to an aggregate of $5 million of our outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”) and subject to Rule 10b-5 of the Exchange Act. The repurchase plan has a term of one year and may be discontinued at any time. The extent to which we repurchase shares of our Class A common stock under the repurchase plan, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. We expect that any repurchases of our Class A common stock will be through open market transactions, subject to market conditions, certain price limitations and other conditions established under the plan. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. As of March 31, 2025, we had not made any repurchases of our Class A common stock.

Our primary long-term liquidity requirements relate to (i) costs for additional residential investments, including development properties, (ii) repayment of long-term debt and our revolving credit facility, (iii) capital expenditures, (iv) cash redemption requirements related to our Series A Preferred Stock, (v) cash requirements related to our Series A Preferred Stock Safeguard Policy, and (vi) Class A common stock repurchases under our stock repurchase plan.

We intend to finance our long-term liquidity requirements with net proceeds of additional issuances of common and preferred stock, including issuances in connection with the continuous registered offering of our Series A Preferred Stock, our revolving credit facility, as well as future acquisition or project-based borrowings. Our success in meeting these requirements will therefore depend upon our ability to access capital. Further, our ability to access equity capital is dependent upon, among other things, general market conditions for REITs and the capital markets generally, market perceptions about us and our asset class, and current trading prices of our securities.

As we did in the three months ended March 31, 2025, we may also selectively sell consolidated operating assets at appropriate times, which would be expected to generate cash sources for both our short-term and long-term liquidity needs.

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We believe our revolving credit facility will serve as our primary debt source that will continue to enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. In addition to restrictive covenants, our revolving credit facility contains material financial covenants. At March 31, 2025, we were in compliance with all covenants under our credit facility. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain a distribution on our Series A Preferred Stock in accordance with the terms which require monthly dividends. While our distributions through March 31, 2025 have been paid from cash flow from operations and in accordance with our policy, distributions in the future may be paid from cash flow from operations, proceeds from the offering of our Series A Preferred Stock, the sales of assets and additional sources, such as from borrowings.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. At March 31, 2025, we hold preferred equity interests in eight joint ventures that are accounted for as available-for-sale debt securities.

Cash Flows from Operating Activities

As of March 31, 2025, we held twenty-three real estate investments, consisting of fourteen consolidated investments and nine preferred equity and loan investments, with the twenty-three investments representing an aggregate of 5,048 residential units. During the three months ended March 31, 2025, net cash provided by operating activities was $1.0 million after net loss of $7.3 million was adjusted for the following:

●	non-cash items of $6.7 million;
●	an increase in accounts payable and other accrued liabilities of $1.4 million;
●	distributions of income and income from preferred equity investments of $1.3 million; and
●	a decrease in notes and accrued interest receivable of $0.4 million; offset by:
●	an increase in accounts receivable, prepaids and other assets of $1.2 million; and
●	an increase in due to affiliates of $0.3 million.

Cash Flows from Investing Activities

During the three months ended March 31, 2025, net cash provided by investing activities was $19.0 million, primarily due to the following:

●	$22.3 million of repayments on notes receivable; and
●	$6.3 million of proceeds from the sales of real estate investments; offset by:
●	$5.8 million used in investments in preferred equity investments; and
●	$3.8 million used on capital expenditures.

Cash Flows from Financing Activities

During the three months ended March 31, 2025, net cash used in financing activities was $0.5 million, primarily due to the following:

●	$36.0 million of repayments on revolving credit facilities;
●	$1.9 million of distributions to preferred stockholders; and
●	$1.7 million of repayments on mortgages payable; offset by:
●	$25.2 million of contributions from noncontrolling interests; and

●	net proceeds of $14.1 million from the issuance of shares of Series A Preferred Stock.

Capital Expenditures

The following table summarizes our total capital expenditures for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	Three Months Ended
	March 31,
	2025	2024
New development	$1,933	$130
Redevelopment/renovations	1,302	639
Routine capital expenditures	1,030	936
Normally recurring capital expenditures	195	121
Total capital expenditures	$4,460	$1,826

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

CFFO makes certain adjustments to FFO, removing the effect of items that do not reflect ongoing property operations such as acquisition and other transaction costs, non-cash interest, unrealized gains or losses on derivatives, provision for (recovery of) credit losses, losses on extinguishment of debt and debt modification costs (includes prepayment penalties incurred and the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt), one-time weather-related costs, equity compensation expense, non-recurring income tax, and preferred stock accretion. We believe that CFFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core recurring property operations. As a result, we believe that CFFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential.

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

The table below presents our calculation of FFO and CFFO for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net loss attributable to common stockholders	$(2,529)	$(1,020)
Add back: Net loss attributable to Operating Partnership Units	(5,661)	(2,169)
Net loss attributable to common stockholders and unit holders	(8,190)	(3,189)

Real estate depreciation and amortization	7,476	3,970
Gain on sale and impairment of real estate investments, net	(703)	(173)
Adjustment for partially owned properties’ noncontrolling interests	(694)	(321)
FFO attributable to common stockholders and unit holders	(2,111)	287

Acquisition and other transaction costs	76	4
Non-cash interest expense	758	251
Unrealized loss on derivatives	778	715
(Recovery of) provision for credit losses	(102)	95
Loss on extinguishment of debt costs	4	—
Non-real estate depreciation and amortization	16	41
Other income, net	(16)	(240)
Non-cash equity compensation	1,373	2,052
Non-recurring income tax expense	168	—
Preferred stock accretion	523	—
Adjustment for partially owned properties’ noncontrolling interests	(178)	(4)
CFFO attributable to common stockholders and unit holders	$1,289	$3,201

Per Share and Unit Information:
FFO attributable to common stockholders and unit holders - diluted	$(0.17)	$0.02
CFFO attributable to common stockholders and unit holders - diluted	$0.10	$0.27

Weighted average common shares and units outstanding - diluted	12,527,468	12,044,069

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

Distributions

Declaration Date	Record Date	Amount	Paid / Payable Date
Class A common stock
March 11, 2025	March 25, 2025	$0.125	April 4, 2025
March 11, 2025	June 25, 2025	0.125	July 3, 2025
March 11, 2025	September 25, 2025	0.125	October 3, 2025
March 11, 2025	December 24, 2025	0.125	January 5, 2026
Class C common stock
March 11, 2025	March 25, 2025	$0.125	April 4, 2025
March 11, 2025	June 25, 2025	0.125	July 3, 2025
March 11, 2025	September 25, 2025	0.125	October 3, 2025
March 11, 2025	December 24, 2025	0.125	January 5, 2026
Series A Preferred Stock (1)
October 14, 2024	December 24, 2024	$0.125	January 3, 2025
January 15, 2025	January 24, 2025	0.125	February 5, 2025
January 15, 2025	February 25, 2025	0.125	March 5, 2025
January 15, 2025	March 25, 2025	0.125	April 4, 2025
Series A Preferred Enhanced Special Dividend (2)
October 14, 2024	December 24, 2024	$0.010417	January 3, 2025
January 15, 2025	January 24, 2025	0.010417	February 5, 2025
January 15, 2025	February 25, 2025	0.010417	March 5, 2025
January 15, 2025	March 25, 2025	0.010417	April 4, 2025
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

Subsequent Events

Other than the items disclosed in Note 16 “Subsequent Events” to our interim Consolidated Financial Statements for the period ended March 31, 2025, no material events have occurred that required recognition or disclosure in these financial statements. Refer to Note 16 of our interim Consolidated Financial Statements for discussion.

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

Our interest rate risk is monitored using a variety of techniques. The table below ($ in thousands) presents the principal payments and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. Fair value adjustments and unamortized deferred financing costs, net, of approximately $(7.5) million are excluded. At March 31, 2025, the KeyBank Credit Facility had no outstanding balance.

	2025	2026	2027	2028	2029	Thereafter	Total
Mortgage Notes Payable	$1,417	$35,415	$24,107	$5,702	$80,450	$111,816	$258,907
Weighted Average Interest Rate	3.97%	4.15%	7.04%	5.76%	5.12%	5.19%	5.20%

Amended DB Credit Facility	$85,000	$—	$—	$—	$—	$—	$85,000
Weighted Average Interest Rate	7.12%	—	—	—	—	—	7.12%

The fair value of mortgages payable is estimated at $254.0 million at March 31, 2025.

The table above incorporates those exposures that exist at March 31, 2025; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

At March 31, 2025, we had interest rate caps and swaps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps and swaps mitigate our exposure to interest rate risk by providing a ceiling on the underlying interest rate for $150.3 million of our debt.

Based on our debt outstanding and interest rates in effect at March 31, 2025, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would have a negligible impact for the quarter ended March 31, 2025.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Other than the following, there have been no material changes to our potential risks and uncertainties as presented in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 20, 2025.

Your interests could be subordinated and/or diluted by the incurrence of additional debt, the issuance of additional shares of preferred stock, including additional shares of Series A Preferred Stock, and by other transactions.

As of March 31, 2025, our total indebtedness was approximately $343.9 million, which includes $85.0 million outstanding under our revolving credit facilities. We may incur significant additional debt in the future. The Series A Preferred Stock is subordinate to all our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. In addition, our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, of which 30,000,000 have been classified as shares of Series A Preferred Stock. As of March 31, 2025, we had issued and outstanding 5,278,493 shares of Series A Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Series A Preferred Stock or any other class or series of preferred stock would dilute the interests of the holders of shares of preferred stock of the applicable class or series, and any issuance of preferred stock senior to the Series A Preferred Stock or any other class or series of preferred stock, or any issuance of additional indebtedness, could affect our ability to pay dividends on, redeem or pay the liquidation preference on any or all of the foregoing class or series of preferred stock. We may issue preferred stock on parity with the Series A Preferred Stock without the consent of the holders of the Series A Preferred Stock. Other than the right of holders to cause us to redeem the Series A Preferred Stock upon a change of control, none of the provisions relating to the Series A Preferred Stock or any other class or series of preferred stock relate to or limit our indebtedness or afford the holders of shares thereof protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of such shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

4.1

Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated April 2, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on April 8, 2014

4.2

Thirteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated September 22, 2022, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Bluerock Residential Growth REIT, Inc. on September 22, 2022

4.3

Fourteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated December 1, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2022

4.4

Fifteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated January 24, 2023, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-11 (SEC File No. 333-269415) filed on January 25, 2023

10.1

Second Amendment to Management Agreement, dated February 28, 2025, by and among Bluerock Homes Manager, LLC, Bluerock Homes Trust, Inc. and Bluerock Residential Holdings, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 - K filed on March 6, 2025

23.1	Consent of RSM US LLP, incorporated by reference to Exhibit 23.1 to the Company’s Current Report on Form 8 - K/A filed on January 16, 2025

23.2	Consent of Plante Moran, PC, incorporated by reference to Exhibit 23.1 to the Company’s Current Report on Form 8 - K/A filed on February 18, 2025

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press release dated February 6, 2025, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8 - K filed on February 12, 2025

99.2	Consent of Kroll, LLC, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 18, 2024

99.3	Press release dated March 6, 2025, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 6, 2025

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations and Comprehensive Income; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows; (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK HOMES TRUST, INC.

DATE: May 9, 2025	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE: May 9, 2025	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)