Form 10-Q
period 2025-06-30
Bluerock Homes Trust, Inc.
filed 2025-08-13
CIK 1903382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of August 7, 2025

Class A Common Stock: 4,062,668 shares

Class C Common Stock: 8,489 shares

BLUEROCK HOMES TRUST, INC.

FORM 10-Q

June 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	June 30,	December 31,
	2025	2024
ASSETS
Net Real Estate Investments
Land	$107,460	$103,713
Buildings and improvements	632,733	580,110
Furniture, fixtures and equipment	23,176	19,414
Construction in process	5,148	986
Total gross operating real estate investments	768,517	704,223
Accumulated depreciation	(53,768)	(42,410)
Total net operating real estate investments	714,749	661,813
Operating real estate held for sale, net	12,303	21,815
Total Net Real Estate Investments	727,052	683,628
Cash and cash equivalents	127,602	115,209
Restricted cash	17,499	16,032
Notes and accrued interest receivable, net	—	32,067
Investment in unconsolidated real estate fund	25,000	—
Accounts receivable, prepaids and other assets, net	30,055	34,575
Preferred equity investments, net	62,357	81,668
In-place lease intangible assets, net	669	2,749
Due from affiliates	883	1,049
Non-real estate assets associated with operating real estate held for sale	62	16
TOTAL ASSETS	$991,179	$966,993

LIABILITIES AND EQUITY
Mortgages payable	$338,616	$252,782
Revolving credit facilities	—	121,000
Accounts payable	775	803
Other accrued liabilities	22,066	16,914
Due to affiliates	7,642	5,980
Distributions payable	2,425	617
Liabilities associated with operating real estate held for sale	170	6
Total Liabilities	371,694	398,102
6.0% Series A Redeemable Preferred Stock, liquidation preference $25.00 per share, 30,000,000 shares authorized; 5,815,552 and 4,628,681 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	129,581	102,154
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 220,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock - Class A, $0.01 par value, 562,500,000 shares authorized; 4,062,668 and 3,953,919 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	41	40
Common stock - Class C, $0.01 par value, 187,500,000 shares authorized; 8,489 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Additional paid-in-capital	120,081	118,495
Cumulative earnings in excess of distributions	14,692	20,709
Accumulated other comprehensive income (loss)	495	(164)
Total Stockholders’ Equity	135,309	139,080
Noncontrolling Interests
Operating partnership units	303,607	310,275
Partially owned properties	50,988	17,382
Total Noncontrolling Interests	354,595	327,657
Total Equity	489,904	466,737
TOTAL LIABILITIES AND EQUITY	$991,179	$966,993

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Rental and other property revenues	$16,707	$11,936	$32,617	$22,694
Interest income from loan investments	95	587	598	1,005
Total revenues	16,802	12,523	33,215	23,699

Expenses
Property operating	8,177	5,952	15,829	10,957
Property management and asset management fees	1,336	1,159	2,661	2,291
General and administrative	2,665	2,437	5,722	5,305
Management fees to related party	2,606	2,173	5,146	4,244
Acquisition and other transaction costs	135	—	211	4
Weather-related losses, net	45	—	45	—
Depreciation and amortization	7,189	4,821	14,681	8,829
Total expenses	22,153	16,542	44,295	31,630

Other (expense) income
Other expense, net	(15)	(300)	(74)	(60)
Income from preferred equity investments	2,306	2,846	5,416	5,587
Recovery of (provision for) credit losses, net	2	(71)	104	(166)
Gain on sale and (impairment) of real estate investments, net	858	(707)	1,561	(534)
Gain on sale of available-for-sale investments, net	1,450	—	1,450	—
Loss on extinguishment of debt costs	(5)	—	(9)	—
Interest expense, net	(5,627)	(4,058)	(11,838)	(7,570)
Interest income	1,182	1,138	2,286	2,333
Total other income (expense)	151	(1,152)	(1,104)	(410)
Loss before income taxes	(5,200)	(5,171)	(12,184)	(8,341)
Income tax expense	(626)	—	(972)	—
Net loss	(5,826)	(5,171)	(13,156)	(8,341)
Preferred stock dividends	(2,254)	(562)	(4,264)	(815)
Preferred stock accretion	(1,273)	(181)	(1,796)	(181)
Net loss attributable to noncontrolling interests
Operating partnership units	5,567	3,536	11,228	5,705
Partially-owned properties	1,302	746	2,975	980
Net loss attributable to noncontrolling interests	6,869	4,282	14,203	6,685
Net loss attributable to common stockholders	$(2,484)	$(1,632)	$(5,013)	$(2,652)

Net loss per common share – Basic	$(0.66)	$(0.42)	$(1.33)	$(0.69)
Net loss per common share – Diluted	$(0.66)	$(0.42)	$(1.33)	$(0.69)

Weighted average basic common shares outstanding	3,895,913	3,852,179	3,880,354	3,850,336
Weighted average diluted common shares outstanding	3,895,913	3,852,179	3,880,354	3,850,336

Other comprehensive income
Unrealized gain on available-for-sale investments, net	$612	$—	$2,136	$—
Less unrealized gain attributable to Operating partnership units	(424)	—	(1,477)	—
Other comprehensive income attributable to common stockholders	188	—	659	—
Comprehensive loss attributable to noncontrolling interests	6,445	4,282	12,726	6,685
Comprehensive loss attributable to common stockholders	$(2,296)	$(1,632)	$(4,354)	$(2,652)

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE THREE MONTHS ENDED JUNE 30, 2025

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock				Accumulated
					Additional		Other
	Number		Number		Paid-in	Cumulative	Comprehensive	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Earnings	Income	Interests	Total Equity
Balance, April 1, 2025	3,953,219	$40	8,489	$—	$119,083	$17,684	$307	$346,107	$483,221

Issuance of restricted Class A common stock and long-term incentive plan (“LTIP”) Units for equity incentive plan compensation, net of shares withheld for employee taxes	99,899	1	—	—	59	—	—	789	849
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	—	210	210
Common stock distributions declared	—	—	—	—	—	(508)	—	—	(508)
Series A Preferred Stock distributions declared	—	—	—	—	—	(2,254)	—	—	(2,254)
Series A Preferred Stock accretion	—	—	—	—	—	(1,273)	—	—	(1,273)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	(1,146)	(1,146)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	—	(390)	(390)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	16,285	16,285
Total comprehensive income	—	—	—	—	—	—	188	424	612
Cash redemption of Operating Partnership Units	—	—	—	—	8	—	—	(12)	(4)
Holder redemption of Series A Preferred Stock and conversion into Class A common stock	9,550	—	—	—	110	—	—	—	110
Cash redemption of Series A Preferred Stock	—	—	—	—	18	—	—	—	18
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(1,496)	—	—	1,496	—
Adjustment for noncontrolling interest ownership in partially owned properties	—	—	—	—	2,299	—	—	(2,299)	—
Net income (loss)	—	—	—	—	—	1,043	—	(6,869)	(5,826)
Balance, June 30, 2025	4,062,668	$41	8,489	$—	$120,081	$14,692	$495	$354,595	$489,904

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

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2025

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock				Accumulated
					Additional		Other
	Number		Number		Paid-in	Cumulative	Comprehensive	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance, January 1, 2025	3,953,919	$40	8,489	$—	$118,495	$20,709	$(164)	$327,657	$466,737

Issuance of restricted Class A common stock and long-term incentive plan LTIP Units for equity incentive plan compensation, net of shares withheld for employee taxes	99,199	1	—	—	209	—	—	1,803	2,013
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	—	455	455
Common stock distributions declared	—	—	—	—	—	(1,004)	—	—	(1,004)
Series A Preferred Stock distributions declared	—	—	—	—	—	(4,264)	—	—	(4,264)
Series A Preferred Stock accretion	—	—	—	—	—	(1,796)	—	—	(1,796)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	(2,279)	(2,279)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	—	(525)	(525)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	41,463	41,463
Total comprehensive income	—	—	—	—	—	—	659	1,477	2,136
Cash redemption of Operating Partnership Units	—	—	—	—	8	—	—	(12)	(4)
Holder redemption of Series A Preferred Stock and conversion into Class A common stock	9,550	—	—	—	110	—	—	—	110
Cash redemption of Series A Preferred Stock	—	—	—	—	18	—	—	—	18
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(3,115)	—	—	3,115	—
Adjustment for noncontrolling interest ownership in partially owned properties	—	—	—	—	4,356	—	—	(4,356)	—
Net income (loss)	—	—	—	—	—	1,047	—	(14,203)	(13,156)
Balance, June 30, 2025	4,062,668	$41	8,489	$—	$120,081	$14,692	$495	$354,595	$489,904

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

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(13,156)	$(8,341)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,924	9,515
Amortization of fair value adjustments	162	(21)
Income from preferred equity investments	(5,416)	(5,587)
(Gain on sale) and impairment of real estate investments, net	(1,561)	534
Gain on sale of available-for-sale investments, net	(1,450)	—
Fair value adjustment of interest rate caps and swaps	1,234	1,555
(Recovery of) provision for credit losses, net	(104)	166
Loss on extinguishment of debt costs	9	—
Noncash operating lease expense	302	—
Distributions of income and income from preferred equity investments	10,743	434
Share-based compensation attributable to equity incentive plan	2,012	1,556
Share-based compensation to Manager – C-LTIP Units	455	4,369
Changes in operating assets and liabilities:
Due to affiliates, net	1,828	18
Accounts receivable, prepaids and other assets	(1,309)	(2,496)
Notes and accrued interest receivable	470	(370)
Accounts payable and other accrued liabilities	4,670	1,038
Net cash provided by operating activities	14,813	2,370

Cash flows from investing activities:
Acquisitions of real estate investments	(58,650)	(17,454)
Capital expenditures	(8,929)	(3,654)
Purchase of interest rate cap	(1,564)	(2,688)
Investment in notes receivable	—	(16,294)
Investment in unconsolidated real estate fund	(25,000)	—
Repayments on notes receivable	31,700	7,125
Proceeds from sale of real estate investments	13,735	6,180
Proceeds from sale and redemption of preferred equity investments	30,779	3,500
Investment in preferred equity investments	(8,051)	(1,911)
Net cash used in investing activities	(25,980)	(25,196)

Cash flows from financing activities:
Distributions to common stockholders	(496)	(3,879)
Distributions to noncontrolling interests	(1,133)	(8,509)
Distributions to partially owned properties’ noncontrolling interests	(525)	(86)
Distributions to preferred stockholders	(4,110)	(602)
Contributions from noncontrolling interests	41,463	953
Borrowings on mortgages payable	30,739	—
Repayments on mortgages payable	(4,000)	(1,105)
Proceeds from revolving credit facilities	20,000	35,000
Repayments on revolving credit facilities	(81,000)	—
Payments of deferred financing fees	(1,711)	(554)
Net proceeds from issuance of 6.0% Series A Redeemable Preferred Stock	26,030	38,783
Payments to redeem 6.0% Series A Redeemable Preferred Stock	(226)	—
Payments to redeem Operating Partnership Units	(4)	—
Net cash provided by financing activities	25,027	60,001

Net increase in cash, cash equivalents and restricted cash	$13,860	$37,175
Cash, cash equivalents and restricted cash, beginning of year	131,241	86,384
Cash, cash equivalents and restricted cash, end of period	$145,101	$123,559

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$127,602	$115,980
Restricted cash	17,499	7,579
Total cash, cash equivalents and restricted cash, end of period	$145,101	$123,559

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$9,212	$5,110

Supplemental disclosure of non-cash investing and financing activities
Distributions payable – declared and unpaid	$2,425	$265
Repayment of revolving credit facility with borrowings on mortgages payable	$60,000	$—
Mortgage assumed upon property acquisition	$—	$24,333
Capital expenditures held in accounts payable and other accrued liabilities	$1,410	$388

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

As of June 30, 2025, the Company held twenty-one real estate investments, consisting of fifteen consolidated investments and six preferred equity investments. The twenty-one investments represent an aggregate of 5,038 residential units, comprised of 3,640 consolidated units, of which 170 units are under development, and 1,398 units through preferred equity investments, which includes planned units and those under development. As of June 30, 2025, the Company’s consolidated operating investments were approximately 91.4% occupied; excluding units classified as held for sale and down/renovation units, the Company’s consolidated operating investments were approximately 93.2% occupied.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company conducts its operations through Bluerock Residential Holdings, L.P., its operating partnership (the “Operating Partnership”), of which it is the sole general partner. The consolidated financial statements include the Company’s accounts and those of the Operating Partnership and its subsidiaries. As of June 30, 2025, limited partners other than the Company owned approximately 69.23% of the common units of the Operating Partnership, of which 55.67% were held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 13.56% were held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 3.12% which were not vested at June 30, 2025.

Summary of Significant Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (“SEC”) on March 20, 2025 for discussion of the Company’s significant accounting policies. During the six months ended June 30, 2025, there were no material changes to these policies.

Consolidated Investments in Real Estate, Preferred Equity Investments, Notes Receivable and Unconsolidated Funds

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

In assessing whether the Company is in control of and requiring consolidation of the limited liability company and partnership venture structures, the Company evaluates the respective rights and privileges afforded each member or partner (collectively referred to as “member”). The Company’s member would not be deemed to control the entity if any of the other members has either (i) substantive kickout rights providing the ability to dissolve (liquidate) the entity or otherwise remove the managing member or general partner without cause, or (ii) substantive participating rights in the entity. Substantive participating rights (whether granted by contract or law) provide for the ability to effectively participate in significant decisions of the entity that would be expected to be made in the ordinary course of business.

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

For investments that meet the criteria of a security under ASC 320 Investments – Debt Securities, the Company classifies each investment as an available-for-sale (“AFS”) debt security as it does not have the positive intent to hold all investments to maturity. The Company accounts for these investments as preferred equity investments in its consolidated balance sheets, and it earns a fixed return on these investments which is included within income from preferred equity investments in its consolidated statements of operations and comprehensive income. AFS debt securities are carried at fair value in the Company’s consolidated balance sheets, and any unrealized gains or losses on AFS debt securities are reported as a component of accumulated other comprehensive income in its consolidated balance sheets, and as a component of other comprehensive income in its consolidated statements of operations and comprehensive income. The Company evaluates each AFS debt security that has an unrealized loss recorded at the reporting date for a provision for credit loss, as applicable. Refer to the Current Expected Credit Losses (“CECL”) section of this Note for further information regarding CECL and the Company’s provision for credit losses.

Prior to the fourth quarter 2024, the Company classified its preferred equity investments as held-to-maturity debt securities as the investments met the criteria of a security under ASC 320 Investments – Debt Securities. As of June 30, 2025, the Company does not have the positive intent to hold all the securities to maturity. As such, the Company has reclassified all its previously held-to-maturity debt securities to AFS debt securities.

For investments that do not meet the criteria of a security under ASC 320 Investments – Debt Securities, the Company will evaluate the characteristics and the facts and circumstances to determine if loan accounting treatment is appropriate. If loan accounting treatment is deemed appropriate, the Company recognizes interest income on its notes receivable on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected. Costs incurred to originate its notes receivable are deferred and amortized using the effective interest method over the term of the related note receivable.

In circumstances where the Company does have significant influence in the investment, however the Company determines that the investment does not meet the criterial of a security under ASC 320 Investments – Debt Securities and that loan accounting treatment is not appropriate, the Company generally accounts for these investments under the equity method. The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for the Company’s share of net income (loss), and increased (decreased) for contributions (distributions). The proportionate share of the results of operations of these investments is recognized on a one-quarter lag and is recorded in the Company’s earnings or losses.

Income Taxes

For the three and six months ended June 30, 2025, the Company recorded current income tax expense of approximately $0.5 million and $0.8 million, respectively, and state income tax expense of $0.1 million and $0.2 million, respectively, related to income earned in certain taxable REIT subsidiaries. The Company records these amounts in income tax expense on the Company’s consolidated statements of operations and comprehensive income. No income tax expense was recorded in 2024.

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

Current Expected Credit Losses

Preferred Equity Investments

The Company performs an individual assessment of expected credit losses for its preferred equity investments, which are accounted for as AFS debt securities, that have an unrealized loss recorded at the reporting date. The Company first evaluates whether it intends to sell, or it is more likely than not that it will be required to sell, the AFS debt security before recovery of its amortized cost basis. If either criteria regarding intent or requirement to sell is met, the amortized cost basis of the security is written down to its fair value through income. If these criteria are not met, the Company evaluates whether the decline in fair value of the AFS debt security has resulted from credit losses. If it is determined that the borrower is experiencing financial difficulty, or a foreclosure is probable, or the Company expects repayment through the sale of the collateral, the Company calculates expected credit losses based on the value of the underlying collateral as of the reporting date. During this review process, if the Company determines that it is probable that it will not be able to collect all amounts due for both principal and interest according to the contractual terms of an investment, that preferred equity investment is not considered fully recoverable and a provision for credit loss is recorded.

Changes in the provision for credit loss are recorded as a provision for (or recovery of) credit loss expense. Losses are charged against the allowance when the Company believes the non-collectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.

Significant Risks and Uncertainties

Uncertainty Due to Economic Volatility

The Company’s results of operations in the future may be directly or indirectly affected by uncertainties such as the effects of inflation and related volatility in the market. As inflation accelerated rapidly in the first half of 2023, the Federal Reserve increased interest rates a total of four times during 2023 to curb the effects of rising inflation. While the Federal Reserve reduced interest rates by 50-basis points in September 2024, with another 25-basis point reduction in each of November and December 2024, and have held rates steady during the first half of 2025, there can be no assurances that interest rates will not rise again, and the Company’s operating costs, including utilities and payroll, may increase as a result of increases in inflation. Rising interest rates cause uncertainty in credit and capital markets which could have material and adverse effects on the Company’s financial condition, results of operations and cash flows. In addition, any tariffs imposed by the current administration or other countries may cause further inflationary pressures in the economy, uncertainty and volatility of debt and equity markets, and a slowdown in the U.S. and global economies. The announced tariffs are likely to increase construction costs and further reduce already constrained new supply starts, which could adversely impact the timing of actual completion and/or stabilization of build-to-rent communities, including potential delays due to supply shortages and labor shortages. The long-term impact of these economic developments will largely depend on any future action by the Federal Reserve, future laws that may be enacted, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets. The Company continues to closely monitor the impact of economic volatility on all aspects of its business.

Note 3 – Acquisition of Real Estate

Acquisition of Southern Pines Reserve

On April 28, 2025, the Company, through a Delaware statutory trust (the “Southern Pines DST”), acquired a 272-unit residential community located in Aberdeen, North Carolina known as Southern Pines Reserve, aka Hawthorne. The purchase price of $56.6 million was funded with (i) a $30.7 million senior loan secured by Southern Pines Reserve, (ii) borrowings of $20.0 million on the KeyBank Credit Facility, and (iii) cash of $8.9 million funded by the Company, inclusive of certain adjustments typical in such real estate transactions. Southern Pines Reserve is the second property acquired by the Company through a Delaware statutory trust to be part of a private placement offering through which interests in the Southern Pines DST will be issued to third party accredited investors therein. Refer to Note 9 for further information on the Company’s DST Program.

Purchase Price Allocation

The real estate acquisition above has been accounted for as an asset acquisition. The purchase price was allocated to the acquired assets based on their estimated fair values at the date of acquisition.

The following table summarizes the assets acquired at the acquisition date for Southern Pines Reserve (amounts in thousands):

Purchase
Price
Allocation
Land	$4,240
Building	41,287
Building improvements	1,018
Land improvements	9,458
Furniture and fixtures	1,644
In-place leases	1,003
Total assets acquired (1)	$58,650
(1)

The $58.7 million of total assets acquired includes $2.1 million of acquisition expenses that have been capitalized as the acquisition of Southern Pines Reserve has been accounted for as an asset acquisition.

Note 4 – Sale of Real Estate Assets

Sales of Consolidated Operating Units

During the three months ended June 30, 2025, the Company closed on the following sales: 10 units in the ILE portfolio, 8 units in the Indy-Springfield portfolio, 9 units in the Peak JV 2 portfolio, and 19 units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sale agreements. The 46 units were all previously classified as held for sale and sold for an aggregate of approximately $8.1 million, subject to certain closing costs, prorations and adjustments typical in such real estate transactions. After deducting the paydown of existing mortgage indebtedness encumbering 10 units in the ILE portfolio of approximately $1.8 million, the sales of the 46 units generated net proceeds of approximately $5.6 million and a gain on sales of approximately $0.9 million.

During the six months ended June 30, 2025, the Company closed on the following sales: 17 units in the ILE portfolio, 12 units in the Indy-Springfield portfolio, 19 units in the Peak JV 2 portfolio, and 37 units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sale agreements. The 85 units were all previously classified as held for sale and sold for an aggregate of approximately $15.1 million, subject to certain closing costs, prorations and adjustments typical in such real estate transactions. After deducting the paydown of existing mortgage indebtedness encumbering 16 units in the ILE portfolio of approximately $3.0 million, the sales of the 85 units generated net proceeds of approximately $10.7 million and a gain on sales of approximately $1.7 million.

Held for Sale

At June 30, 2025 and December 31, 2024, the Company classified an aggregate of 94 units and 167 units, respectively, as held for sale in its consolidated balance sheets. For the three and six months ended June 30, 2025 and 2024, the Company recorded an impairment of $0.1 million and $1.1 million, and $0.2 million and $1.2 million, respectively, related to held for sale units which is included in gain on sale and (impairment) of real estate investments, net in its consolidated statements of operations and comprehensive income. The 94 units classified as held for sale at June 30, 2025 are all reported in the Company’s scattered single-family homes segment and are included in the following portfolios: 3 units of ILE, 25 units of Indy-Springfield, 13 units of Peak JV 2, and all 53 units of Peak JV 3. These units were identified based on submarket analysis and individual unit-level operational review. Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on the Company’s consolidated balance sheets.

Note 5 - Investments in Real Estate

As of June 30, 2025, the Company held twenty-one real estate investments, consisting of fifteen consolidated operating investments and six held through preferred equity investments. The following tables provide summary information regarding the Company’s consolidated operating investments and preferred equity investments.

Consolidated Investments

		Number of	Ownership
Operating Investment Name	Location / Market	Units (1)	Interest
Scattered Single-Family Homes
Ballast	AZ / CO / WA	84	95%
Golden Pacific	IN / KS / MO	169	97%
ILE	TX / SE US	461	95%
Indy-Springfield	IN / MO	311	100%
Peak JV 2	Various / TX	554	80%
Peak JV 3	Dallas-Fort Worth, TX	53	56%
Savannah-84	Savannah, GA	84	100%
Total Scattered Single-Family Homes		1,716

Residential Communities
Allure at Southpark	Charlotte, NC	350	98%
Amira at Westly	Tampa, FL	408	25%
Avenue at Timberlin Park	Jacksonville, FL	200	100%
Southern Pines Reserve	Aberdeen, NC	272	99%
Villas at Huffmeister	Houston, TX	294	95%
Wayford at Concord	Concord, NC	150	83%
Yauger Park Villas	Olympia, WA	80	95%
Total Residential Communities Units		1,754
Total Operating Units		3,470

Development Investment Name
Residential Communities
Abode Wendell Falls	Wendell, NC	170	100%
Total Development Units		170
Total Units		3,640
(1)

Total number of units includes an aggregate of 94 units classified as held for sale, with such units included in the following portfolios: 3 units of ILE, 25 units of Indy-Springfield, 13 units of Peak JV 2, and all 53 units of Peak JV 3.

Depreciation expense was $6.0 million and $4.3 million, and $11.6 million and $8.3 million, for the three and six months ended June 30, 2025 and 2024, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. Amortization expense related to the in-place leases was $1.2 million and $0.5 million, and $3.1 million and $0.5 million, for the three and six months ended June 30, 2025 and 2024, respectively.

Preferred Equity Investments

		Actual /
		Planned
		Number of
Lease-up Investment Name	Location / Market	Units
Chandler	Chandler, AZ	208
Total Lease-up Units		208

Development Investment Name
Canvas at Wildwood	Wildwood, FL	224
River Ford	Brunswick, GA	170
Sanford Marketplace	Sanford, NC	300
Total Development Units		694

Operating Investment Name (1)
The Cottages of Port St. Lucie	Port St. Lucie, FL	286
Wayford at Innovation Park	Charlotte, NC	210
Total Operating Units		496
Total Units		1,398
(1)	Operating investments represent stabilized operating properties.

Note 6 – Notes and Interest Receivable

Following is a summary of the notes and accrued interest receivable due from loan investments at December 31, 2024 (amounts in thousands). The Company held no loan investments and there were no outstanding interest receivable amounts due to the Company at June 30, 2025.

December 31,
Investment Name	2024
Notes Receivable (1)
Wayford at Pringle	$22,300
Willow Park	9,400
Total notes receivable	$31,700

Accrued Interest Receivable (1)
Wayford at Pringle	$419
Willow Park	51
Total accrued interest receivable	$470
Total notes and accrued interest receivable	$32,170
Allowance for credit losses	(103)
Total, net	$32,067
(1)

The Company’s loan investments in Wayford at Pringle and Willow Park were paid off in full, including any accrued but unpaid interest amounts, in February and May 2025, respectively. Refer to the Loan Investment Summary disclosure below for further information.

Allowance for Credit Losses

The allowance for credit losses of the Company’s loan investments at June 30, 2025 and December 31, 2024 are summarized in the table below (amounts in thousands):

	June 30,	December 31,
	2025	2024
Beginning balances, net as of January 1, 2025 and 2024, respectively	$103	$16
(Recovery of) provision for credit losses on pool of assets, net (1)	(103)	87
Allowance for credit losses, net, end of period	$—	$103
(1)

Under CECL, a provision for, or recovery of, credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The recovery of credit losses during the period ended June 30, 2025 was attributable to the removal of the two remaining investments from the pool of assets.

Following is a summary of the interest income from loan investments for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Investment Name	2025	2024	2025	2024
The Woods at Forest Hill (1)	$—	$61	$—	$247
Wayford at Pringle (2)	—	406	327	517
Willow Park (2)	95	120	271	241
Total	$95	$587	$598	$1,005
(1)	In August 2024, the Company’s loan investment in The Woods at Forest Hill was paid off in full.
(2)	The Company’s loan investments in Wayford at Pringle and Willow Park were paid off in full, including any accrued but unpaid interest amounts, in February and May 2025, respectively. Refer to the Loan Investment Summary disclosure below for further information.

Loan Investment Summary

During the six months ended June 30, 2025, the Company’s two remaining loan investments were paid off in full, including any accrued but unpaid interest amounts, as follows: (i) Wayford at Pringle in the aggregate amount of $23.0 million, which included the Company’s principal investment of $22.3 million and accrued interest of $0.7 million, and (ii) Willow Park in the aggregate amount of $9.4 million, which included the Company’s principal investment of $9.4 million and a nominal amount of accrued interest.

Note 7 – Investment in Unconsolidated Real Estate Fund

At June 30, 2025, the Company, through a wholly-owned subsidiary of the Operating Partnership, had one investment in an unconsolidated real estate fund which is accounted for under the equity method. The Company earns a return on its investment which is recognized on a one-quarter lag and is to be recorded in its consolidated statement of operations and comprehensive income.

The carrying amount of the Company’s investment in the unconsolidated real estate fund at June 30, 2025 is summarized below (amounts in thousands). The Company held no investments in unconsolidated real estate funds at December 31, 2024.

	Weighted Average Company	June 30,
Investment Name	Ownership Percentage (1)	2025
Marble Capital Income and Impact Fund, LP (2)	11.7%	$25,000
Total		$25,000
(1)	Weighted average ownership percentage as of June 30, 2025.
(2)	The Company accounts for its investment in the Marble Capital Income and Impact Fund, LP under the equity method as the Company considers its degree of influence to be more than minor.

Summary combined financial information for the Company’s investment in the unconsolidated real estate fund at March 31, 2025, and for the three months ended March 31, 2025, is summarized below (amounts in thousands):

March 31,
Balance Sheet	2025
Investments	$180,148
Cash and cash equivalents	3,033
Receivables and other assets	3,057
Total assets	$186,238

Liabilities	$2,675
Partners’ capital	183,563
Total liabilities and partners’ capital	$186,238

Three Months Ended
Operating Statement	March 31, 2025
Investment income	$2,546
Expenses	(435)
Net investment income	2,111

Net gain on investments	174
Net increase from non-controlling interest	3
Net increase in partners’ capital	$2,288

Unconsolidated Real Estate Fund Investment Summary

On April 25, 2025, the Company closed on the acquisition of a limited partnership interest in Marble Capital Income and Impact Fund, LP (the “Marble Fund”) for a purchase price of $25.0 million. The Marble Fund owns a diversified portfolio of multifamily assets and build-to-rent multifamily investments located in the United States.

Note 8 – Preferred Equity Investments

At June 30, 2025, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding preferred equity investments in six joint ventures which are classified as available-for-sale debt securities. The Company earns a fixed return on these investments which is included within income from preferred equity investments in its consolidated statements of operations and comprehensive income. Each joint venture’s purpose is to develop or operate a portfolio of residential units.

The carrying amount of the Company’s preferred equity investments at June 30, 2025 and December 31, 2024 is summarized in the table below (amounts in thousands):

	June 30,	December 31,
Investment Name	2025	2024
Canvas at Wildwood	$5,021	$1,928
Chandler	15,000	15,000
Indigo Cove (1)	—	3,581
River Ford	4,847	3,788
Sanford Marketplace	1,696	—
The Cottages at Myrtle Beach (1)	—	17,913
The Cottages of Port St. Lucie	18,785	18,785
Wayford at Innovation Park	15,400	13,400
Wayford at Pringle (1)	—	7,800
Total	$60,749	$82,195
Gross unrealized gain (loss), net	1,608	(527)
Total, net	$62,357	$81,668
(1)	In April 2025, the Company’s preferred equity interests in Indigo Cove and Wayford at Pringle were sold, and the Company’s preferred equity investment in The Cottages at Myrtle Beach was fully redeemed. Refer to the Preferred Equity Investment Summary disclosure below for further information.

The following table summarizes the net carrying amount and fair value of the Company’s preferred equity investments, which are classified as available-for-sale debt securities, by contractual maturity at June 30, 2025 (amounts in thousands):

	Available-for-sale
	Net carrying amount	Fair value
Due within one year	$50,735	$50,735
Due after one year through three years	6,561	6,561
Due after three years	5,061	5,061
Total	$62,357	$62,357

The following table summarizes the Company’s income from preferred equity investments for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Investment Name	2025	2024	2025	2024
Canvas at Wildwood	$154	$—	$266	$—
Chandler	512	512	1,018	1,024
Indigo Cove (1)	20	2	200	2
Peak Housing (2)	—	189	—	429
River Ford	220	—	404	—
The Cottages at Myrtle Beach (1)	166	657	815	1,313
The Cottages of Port St. Lucie	689	689	1,370	1,378
The Woods at Forest Hill (2)	—	374	—	595
Wayford at Innovation Park	507	423	965	846
Wayford at Pringle (1)	38	—	378	—
Total income from preferred equity investments (3)	$2,306	$2,846	$5,416	$5,587
(1)	In April 2025, the Company’s preferred equity interests in Indigo Cove and Wayford at Pringle were sold, and the Company’s preferred equity investment in The Cottages at Myrtle Beach was fully redeemed. Refer to the Preferred Equity Investment Summary disclosure below for further information.
(2)	The Company’s preferred equity investments in Peak Housing and The Woods at Forest Hill were fully redeemed in September 2024 and November 2024, respectively.
(3)	Total income from preferred equity investments includes both current and accrued income amounts. For the three and six months ended June 30, 2025 and 2024, the accrued portion of total income was $2.1 million and $2.7 million, and $4.0 million and $5.2 million, respectively. At June 30, 2025 and December 31, 2024, the Company had $18.1 million and $23.3 million, respectively, of total accrued preferred equity income, which is recorded in accounts receivable, prepaids and other assets, net in its consolidated balance sheets.

Preferred Equity Investment Summary

During the six months ended June 30, 2025, the Company (i) increased its original capital commitment for preferred equity interests in Wayford at Innovation Park by $2.0 million, increasing its total investment to $15.4 million, (ii) entered into a joint venture agreement with an unaffiliated third party, and made a commitment to invest $16.2 million for preferred equity interests, to develop an approximately 300 unit residential community located in Sanford, North Carolina known as Sanford Marketplace, and (iii) had its preferred equity investment in The Cottages at Myrtle Beach fully redeemed in the aggregate amount of $28.1 million, which included the Company’s principal investment of $17.9 million, and accrued preferred return and outstanding amounts of $10.2 million.

In addition, the Company sold its preferred equity interests in Indigo Cove and Wayford at Pringle to a joint venture, with such joint venture including an affiliate of Bluerock Homes Manager, LLC (the Company’s “Manager”), in the aggregate amounts of $4.2 million and $9.2 million, respectively, which included the Company’s outstanding principal investments and accrued preferred returns, net of any reimbursements.

As of June 30, 2025, the Company had funded $11.6 million of its $37.8 million aggregate commitment to fund capital for preferred equity interests in Canvas at Wildwood, River Ford, and Sanford Marketplace.

Note 9 – DST Program

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

As of June 30, 2025, the Company had two properties (Amira at Westly and Southern Pines Reserve) in its DST Program and had raised net offering proceeds of $45.5 million, with total net real estate investments associated with the DST Program of $160.3 million.

Note 10— Revolving Credit Facilities

The outstanding balances on the revolving credit facilities at December 31, 2024 were as follows (amounts in thousands). At June 30, 2025, the KeyBank Credit Facility had no outstanding balance and the Amended DB Credit Facility was amended and restated (refer to below for further information).

December 31,
Revolving Credit Facilities	2024
KeyBank Credit Facility	$36,000
Amended DB Credit Facility	85,000
Total	$121,000

Amended Deutsche Bank Credit Facility (“Amended DB Credit Facility”)

In December 2023, certain of the Company’s subsidiaries entered into an amended and restated credit facility (the “Amended DB Credit Facility”) with Deutsche Bank Securities Inc. (“Deutsche Bank”), as sole lead arranger, Deutsche Bank AG, New York Branch, as administrative agent, the financial institutions party thereto as lenders and Computershare Trust Company, N.A., as paying agent and calculation agent, and the Company as a guarantor. The Amended DB Credit Facility provided for a revolving loan with a maximum commitment amount of $150 million. Borrowings under the Amended DB Credit Facility were limited to financings related to the acquisition, renovation, rehabilitation, maintenance and leasing of single-family residential units in the Indy-Springfield, Peak JV 2 and Savannah-84 portfolios. Borrowings under the Amended DB Credit Facility bore interest on the amount drawn at Term Secured Overnight Financing Rate (“SOFR”) plus 2.80%, and borrowings could be prepaid without premium or penalty. On April 4, 2025, the Company entered into an amended and restated agreement with Deutsche Bank that replaced the Amended DB Credit Facility with a senior loan (the “DB Loan”; refer to Note 11 for further information).

KeyBank Credit Facility

In October 2024, the Company, through a subsidiary of its Operating Partnership, entered into a credit agreement with KeyBank National Association (the “KeyBank Credit Facility”) related to the Company’s DST Program. The KeyBank Credit Facility provides for a revolving loan with a maximum commitment amount of $50 million. The Company has provided a guarantee on any outstanding balance and up to the full commitment and has pledged interests in certain assets as collateral. Borrowings under the KeyBank Credit Facility bear interest per annum, at the Company’s option, at SOFR (Daily Simple or Term) plus 3.60% or the base rate plus 2.50% (base rate determined by reference to the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) Adjusted Term SOFR for a one-month interest period plus 1.00%), and borrowings can be prepaid without premium or penalty. The Company pays a fee on the unused portion of the KeyBank Credit Facility at an annual rate of 0.30%. The KeyBank Credit Facility matures on October 25, 2026; however, borrowings under the KeyBank Credit Facility mature one-year from the date of funding, subject to certain minimum paydowns, and timing of such paydowns, pursuant to the terms of the KeyBank Credit Facility. The KeyBank Credit Facility contains certain financial and operating covenants, including maximum leverage ratio, minimum debt service coverage ratio and minimum tangible net worth. At June 30, 2025, the KeyBank Credit Facility was fully paid down with no outstanding balance.

Note 11 – Mortgages Payable

The following table summarizes certain information at June 30, 2025 and December 31, 2024 with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of June 30, 2025
	June 30,	December 31,		Interest-only
Property	2025	2024	Interest Rate	through date	Maturity Date
Fixed Rate:
Allure at Southpark	$55,166	$55,166	5.58%	Interest-only	January 1, 2030
Amira at Westly	56,650	56,650	4.81%	Interest-only	November 1, 2034
Avenue at Timberlin Park	23,660	23,660	5.47%	August 2027	August 1, 2029
ILE (1)	24,162	27,748	4.13%	(2)	(1)
Southern Pines Reserve	30,739	—	5.13%	Interest-only	May 1, 2035
Villas at Huffmeister	27,103	27,357	3.56%	(2)	October 1, 2029
Yauger Park Villas (3)	13,884	14,044	4.86%	(2)	April 1, 2026
Total Fixed Rate	$231,364	$204,625

Floating Rate:
DB Loan (4)	$60,000	$—	5.45%	Interest-only	October 4, 2027
ILE (5)	23,000	23,000	7.17%	Interest-only	October 1, 2027
Wayford at Concord (6)	32,973	32,973	4.73%	May 2027	May 1, 2029
Total Floating Rate	$115,973	$55,973
Total	$347,337	$260,598
Fair value adjustments	(2,238)	(2,400)
Deferred financing costs, net	(6,483)	(5,416)
Total mortgages payable	$338,616	$252,782
(1)

ILE’s fixed rate debt represents the aggregate debt outstanding across three separate credit agreements. Of the outstanding balance, one credit agreement (“CA1”) has a balance of $3.6 million at a fixed rate of 3.50%, the second credit agreement (“CA2”) has a balance of $16.1 million at a fixed rate of 3.75%, and the third credit agreement (“CA3”) has a balance of $4.5 million at a fixed rate of 6.00%. CA1 and CA3 each bear interest at a floating rate that is subject to an interest rate swap to effectuate a fixed rate; refer to Note 13 for further information. CA1 and CA2 both mature in 2026; CA3 matures in 2028. The ILE credit agreements contain certain financial and operating covenants, including minimum liquidity and minimum debt service coverage.

(2)	The loan requires monthly payments of principal and interest.
(3)	The principal balance includes a $9.6 million senior loan at a fixed rate of 4.81% and a $4.3 million supplemental loan at a fixed rate of 4.96%.

(4)

The Deutsche Bank loan (“DB Loan”) bears interest at one-month Term SOFR plus 2.95%. In June 2025, the one-month Term SOFR in effect was 4.32%. The Term SOFR rate is subject to a 2.50% rate cap through April 2026; refer to Note 13 for further information. The DB Loan contains certain financial and operating covenants, including maximum leverage, minimum debt yield and minimum debt service coverage.

(5)	The ILE loan bears interest at one-month Term SOFR plus 2.85%, subject to a 6.50% rate floor, and contains a minimum debt service coverage covenant.
(6)

The Wayford at Concord loan bears interest at the 30-day average SOFR plus 2.23%. In June 2025, the 30-day average SOFR in effect was 4.31%. SOFR rate is subject to a 2.50% rate cap through April 2027; refer to Note 13 for further information.

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

Loss on Extinguishment of Debt and Debt Modification Costs

Upon repayment of or in conjunction with a material change (i.e., a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes-off any unamortized deferred financing costs and fair market value adjustments related to the original debt that was extinguished. Prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized would also be included within loss on extinguishment of debt and debt modification costs on the consolidated statements of operations and comprehensive income. The Company had a negligible amount of loss on extinguishment of debt and no debt modification costs during the three and six months ended June 30, 2025. The Company had no loss on extinguishment of debt or debt modification costs during the corresponding periods ended June 30, 2024.

Debt maturities

The following table summarizes the Company’s contractual principal payments of its borrowing at June 30, 2025 for the five subsequent years and thereafter (amounts in thousands).

Year	Total
2025(July 1 - December 31)	$965
2026	33,558
2027	84,107
2028	5,702
2029	80,450
Thereafter	142,555
$347,337
Add: Unamortized fair value debt adjustment	(2,238)
Subtract: Deferred financing costs, net	(6,483)
Total	$338,616

The net book value of real estate assets providing collateral for these above borrowings was $638.9 million at June 30, 2025.

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

Note 12 – Fair Value of Financial Instruments

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

Fair Value of Financial Instruments

At June 30, 2025 and December 31, 2024, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due from and due to affiliates, revolving credit facilities, accounts payable, other accrued liabilities, and distributions payable approximate fair value based on their highly liquid nature and/or short-term maturities and are classified in Level 1 of the fair value hierarchy. The carrying values of notes receivable approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

At June 30, 2025, the Company’s investment in the Marble Fund was recorded at cost. The fair value of the Marble Fund is based upon the net asset value reported within the Marble Fund’s financial information. This financial information represents market prices within an inactive market as the Marble Fund prices units based on the net asset value of the fund. Entrants to the fund are priced based upon the current net asset value of the fund at the time of investment. As such, the carrying value of the Marble Fund approximates fair value, and the financial information used to determine the fair value of the Company’s investment in the Marble Fund represents market-corroborated inputs of the asset, which is considered a Level 2 input within the fair value hierarchy. The Company held no investments in unconsolidated real estate funds at December 31, 2024. Refer to Note 7 for further information on the Marble Fund.

As of June 30, 2025 and December 31, 2024, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $343.8 million and $250.2 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $345.1 million and $258.2 million, respectively. The fair value of mortgages payable is estimated based on interest rates obtained from a third party for similar types of borrowing arrangements and accordingly, the fair value of mortgages payable is classified in Level 2 of the fair value hierarchy.

The carrying values and fair values of the Company’s financial instruments  recorded at fair value on a recurring basis at June 30, 2025 and December 31, 2024 are summarized in the table below (amounts in thousands):

		June 30, 2025		December 31, 2024
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Preferred equity investments (1)	Level 3	$62,357	$62,357	$81,668	$81,668
Derivative financial instruments (2)	Level 2	1,550	1,550	1,220	1,220
(1)

Represents the Company’s preferred equity investments which are classified as available-for-sale (“AFS”) debt securities (refer to Note 8 for further information). The Company measures the fair value of its AFS preferred equity investments utilizing observable and unobservable market inputs. The observable market inputs include recent transactions and broker quotes (“market data”). However, given the implied price dispersion amongst the market data, the fair value determination for the AFS preferred equity investments has also utilized significant unobservable inputs in discounted cash flow models based on recent performance of the collateral, the underlying collateral characteristics, industry trends as well as expectations of macroeconomic events. At each measurement date, the Company considers both the observable and unobservable valuation inputs in the determination of fair value. However, given the significance of the unobservable inputs, the fair values of AFS preferred equity investments are classified in Level 3 of the fair value hierarchy.

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

The Company’s operating units classified as held for sale for which it has recorded impairments, measured at fair value on a non-recurring basis, for the three and six months ended June 30, 2025 and 2024 are summarized in the table below (amounts in thousands). The units classified as held for sale are all reported in the Company’s scattered single-family homes segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Investment in operating units classified as held for sale (Level 3)	2025	2024	2025	2024
Pre-impairment amount	$1,571	$6,072	$1,999	$10,882
Total impairments (1)	(71)	(1,093)	(112)	(1,197)
Fair value (2)	$1,500	$4,979	$1,887	$9,685
(1)	Impairment amounts are included in gain on sale and impairment of real estate investments, net in the Company’s consolidated statements of operations and comprehensive income.
(2)

Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on the Company’s consolidated balance sheets. The estimated fair value is based on historical sales experience, estimates obtained from third-party brokers, and current market conditions.

Fair Value Measurements on a Nonrecurring Basis

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its operating real estate and related intangible assets may not be recoverable. If the Company does not believe that it will be able to recover the carrying value of operating real estate, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the operating real estate based on discounted cash flows of the operating asset using inputs that fall within Level 3 of the fair value hierarchy. No impairment losses on operating real estate and related intangible assets were recorded during the three and six months ended June 30, 2025 and 2024.

Note 13 – Derivative Financial Instruments

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

At June 30, 2025, the Company had interest rate caps and swaps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying interest rate for $101.0 million of the Company’s debt. The following table summarizes the Company’s derivative financial instruments at June 30, 2025 ($ in thousands):

	Interest Rate Caps	Interest Rate Swaps
Notional balance	$92,973	$10,583
Number of instruments	2	2
Earliest maturity date	May 2026	March 2026
Latest maturity date	May 2027	August 2028

The table below presents the classification and fair value of the Company’s derivative financial instruments on its consolidated balance sheets at June 30, 2025 and December 31, 2024 (amounts in thousands):

Derivatives not designated as hedging		Fair Values of Derivative Instruments
instruments under ASC 815-20	Balance Sheet Location	June 30, 2025	December 31, 2024
Interest rate caps	Accounts receivable, prepaids and other assets, net	$1,393	$857
Interest rate swaps	Accounts receivable, prepaids and other assets, net	157	363

The table below presents the classification and effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

		The Effect of Derivative Instruments
		on the Statements of Operations
Derivatives not designated as hedging	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
instruments under ASC 815-20	Recognized in Income	2025	2024	2025	2024
Interest rate caps	Interest expense, net	$(391)	$(800)	$(1,028)	$(1,606)
Interest rate swaps	Interest expense, net	(64)	(40)	(206)	51

Note 14 – Related Party Transactions

Management Agreement

In October 2022, the Company entered into a management agreement (the “Management Agreement”) with the Operating Partnership and Bluerock Homes Manager, LLC (the “Manager”), which is an affiliate of Bluerock Real Estate, LLC, pursuant to which the Manager provides for the day-to-day management of the Company’s operations. Pursuant to the terms of the Management Agreement, the Manager provides the Company with a management team and appropriate support personnel to provide such management services to the Company. The Management Agreement requires the Manager to manage the Company’s business affairs under the supervision and direction of the Company’s board of directors (the “Board”). Specifically, the Manager is responsible for (i) the selection, purchase and sale of the Company’s portfolio investments, (ii) the Company’s financing activities, and (iii) providing the Company with advisory services, in each case in conformity with the investment guidelines and other policies approved and monitored by its Board. The Management Agreement expires on October 6, 2025 and will be automatically renewed for a one-year term on each anniversary date thereafter unless earlier terminated or not renewed in accordance with the terms thereof.

The Company pays the Manager a base management fee (the “base management fee”) in an amount equal to 1.50% of the Company’s New Stockholders’ Equity (as defined in the Management Agreement) per year, as well as an incentive fee (the “incentive fee”) with respect to each calendar quarter (or part thereof that the Management Agreement is in effect) in arrears. The Company is required to reimburse the Manager for certain expenses and pay all operating expenses (the “operating expense reimbursement”) with respect to each calendar quarter (or part thereof that the Management Agreement is in effect) in arrears, except those specifically required to be borne by the Manager under the Management Agreement. Prior to the fourth quarter 2024, the Management Agreement provided that (i) the base management fee and the incentive fee would be allocated and payable as one half (50%) in C-LTIP Units (as defined in the Operating Partnership’s Partnership Agreement) and the remainder payable in cash or C-LTIP Units, at the discretion of the Board, and (ii) the operating expense reimbursement shall be payable either in cash or C-LTIP Units, at the discretion of the Board. Commencing with the fourth quarter 2024, the Management Agreement provides that (i) the base management fee shall be paid in cash unless there is an agreement between the Board and the Manager to pay all or a portion of the base management fee in C-LTIP Units, and (ii) the operating expense reimbursement remains payable either in cash or C-LTIP Units, at the discretion of the Board. The number of C-LTIP Units payable and issued to the Manager for the base management fee, the incentive fee and expense reimbursements will be equal to the dollar amount (of the portion deemed payable in C-LTIP Units) of the fees earned or reimbursement amount divided by the average of the closing prices of the Class A common stock for the five business days prior to issuance.

For the three and six months ended June 30, 2025, the Company recorded base management fees of $2.6 million and $5.1 million, respectively, of which $0.2 million and $0.4 million, respectively, were, or shall be, paid in C-LTIP Units with the remainder paid in cash. For the three and six months ended June 30, 2024, the Company recorded base management fees of $2.2 million and $4.2 million, respectively, of which one half (50%) was paid in C-LTIP Units and the remainder paid in cash. There have been no incentive fee expenses incurred during 2025 or the year ended December 31, 2024.

For the three and six months ended June 30, 2025 and 2024, the Company recorded operating expense reimbursements of $1.0 million and $1.1 million, and $2.0 million and $2.3 million, respectively. Commencing with operating expense reimbursements for the first quarter 2024, the Company paid the operating expense reimbursement to the Manager entirely in cash. In addition, for the three and six months ended June 30, 2025 and 2024, the Company recorded direct expense reimbursements of $0.2 million and $0.07 million, and $0.3 million and $0.2 million, respectively, which were, or shall be, paid to the Manager in cash. Both the operating and direct expense reimbursements were recorded as part of general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.

The table below presents the related party amounts payable to the Manager at June 30, 2025 and December 31, 2024 pursuant to the terms of the Management Agreement (amounts in thousands). The Company records these payables in due to affiliates in its consolidated balance sheets.

	June 30,	December 31,
Amounts payable to the Manager under the Management Agreement	2025	2024
Base management fee	$2,606	$2,490
Operating and direct expense reimbursements	1,165	1,224
Offering expense reimbursements	238	148
Total amounts payable to the Manager	$4,009	$3,862

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

The table below presents the related party amounts receivable from BREH at June 30, 2025 and December 31, 2024 pursuant to the terms of the Leasehold Cost-Sharing Agreement (amounts in thousands). The Company records these receivables in due from affiliates in its consolidated balance sheets.

Amounts receivable from BREH under the Leasehold Cost-Sharing Agreement	June 30, 2025	December 31, 2024
Capital improvement cost reimbursements	$670	$925
Operating and direct expense reimbursements	213	124
Total amounts receivable from BREH	$883	$1,049

At June 30, 2025 and December 31, 2024, the Company had no other receivables due from any related parties.

DST Program

Acquisition Fees

The Company, through consolidated subsidiaries associated with its DST Program, incurs a one-time acquisition fee for each DST private placement offering. During the six months ended June 30, 2025 and the year ended December 31, 2024, the Company incurred one-time acquisition fees of $1.4 million and $2.1 million, respectively. Refer to Note 9 for further information on the Company’s DST Program.

Asset Management Fees

The Company engaged a related party as the DST asset manager to provide certain management services and oversee the performance of the property manager. The Company has agreed to pay an asset management fee equal to a stated percentage per annum of the purchase price of each property in the DST Program. During the three and six months ended June 30, 2025, the Company incurred asset management fees related to the DST Program of $0.07 million and $0.1 million, respectively, which are recorded within property management and asset management fees on the Company’s consolidated statements of operations and comprehensive income. As the Company held no DST properties at June 30, 2024, it did not record any asset management fees related to the DST Program during the corresponding periods ended June 30, 2024.

The table below presents amounts payable to related parties at June 30, 2025 and December 31, 2024 (amounts in thousands) related to the Company’s DST Program. The Company records these payables in due to affiliates in its consolidated balance sheets.

Amounts payable to related parties – DST Program	June 30, 2025	December 31, 2024
One-time acquisition fees	$3,475	$2,060
Asset management fees	158	35
Other	—	23
Total amounts payable to related parties – DST Program	$3,633	$2,118

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Company’s Series A Preferred Stock (refer to Note 15 for further information), the Company engaged a related party as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company. For the six months ended June 30, 2025, the Company incurred $2.1 million in selling commissions and discounts and $0.9 million in dealer manager fees and discounts related to its offering of Series A Preferred Stock. In addition, the Manager was, or shall be, reimbursed by the Company for offering costs of $0.7 million in conjunction with the offering of Series A Preferred Stock during the six months ended June 30, 2025. The selling commissions, dealer manager fees, discounts and reimbursements for offering costs were recorded as a reduction to the proceeds of the offering.

Note 15 – Stockholders’ Equity and Redeemable Preferred Stock

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

The following table reconciles the components of basic and diluted net loss per common share for the three and six months ended June 30, 2025 and 2024 (amounts in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss	$(5,826)	$(5,171)	$(13,156)	$(8,341)
Less preferred stock dividends	(2,254)	(562)	(4,264)	(815)
Less preferred stock accretion	(1,273)	(181)	(1,796)	(181)
Less dividends on restricted stock and LTIP Units expected to vest	(73)	—	(135)	—
Addback net loss attributable to noncontrolling interests	6,869	4,282	14,203	6,685
Net loss attributable to common stockholders	$(2,557)	$(1,632)	$(5,148)	$(2,652)

Weighted average common shares outstanding (1)	3,895,913	3,852,179	3,880,354	3,850,336
Potential dilutive shares (2)	—	—	—	—
Weighted average common shares outstanding and potential dilutive shares (1)	3,895,913	3,852,179	3,880,354	3,850,336

Net loss per common share, basic	$(0.66)	$(0.42)	$(1.33)	$(0.69)
Net loss per common share, diluted	$(0.66)	$(0.42)	$(1.33)	$(0.69)
(1)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.
(2)

For the three months ended June 30, 2025 and 2024, the diluted shares calculations exclude the following as the effects are antidilutive: (i) potential vesting of restricted Class A common stock of 47 shares and 4,772 shares, respectively, and (ii) potential conversion of the Series A Preferred Stock into Class A common stock of 11,280,500 shares and 1,638,063 shares, respectively.

For the six months ended June 30, 2025 and 2024, the diluted shares calculations exclude the following as the effects are antidilutive: (i) potential vesting of restricted Class A common stock of 4,923 shares and zero shares, respectively, and (ii) potential conversion of the Series A Preferred Stock into Class A common stock of 10,204,806 shares and 1,337,190 shares, respectively.

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

Series A Redeemable Preferred Stock

During the six months ended June 30, 2025, the Company issued 1,201,235 shares of 6.0% Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) at $25.00 per share (the “Stated Value”) under its continuous registered offering with net proceeds of approximately $26.0 million after (i) commissions, dealer manager fees and sales discounts, and (ii) costs related to establishing the offering of Series A Preferred Stock. As of June 30, 2025, the Company had issued a total of 5,834,520 shares of Series A Preferred Stock with total net proceeds of approximately $127.1 million after commissions, dealer manager fees, sales discounts and offering costs. Additionally, as of June 30, 2025, the Company, at the request of holders, had redeemed a total of 10,960 shares of Series A Preferred Stock through the issuance of 18,653 shares of Class A common stock and redeemed a total of 8,008 shares of Series A Preferred Stock in cash.

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

At the date of issuance, the carrying amount of the Series A Preferred Stock was less than the redemption value. As a result of the Company’s determination that holder redemption is probable, the carrying value will be increased by periodic accretions so that the carrying value will equal the redemption value net of early redemption fees at the earliest redemption date. As of June 30, 2025, the Company had recorded a total of $2.0 million of accretion related to the Series A Preferred Stock.

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

On February 28, 2025, the Board authorized a new stock repurchase plan for the repurchase, from time to time, of up to an aggregate of $5 million of the Company’s outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Exchange Act and subject to Rule 10b-5 of the Exchange Act. The repurchase plan has a term of one year and may be discontinued at any time. The extent to which the Company repurchases shares of its Class A common stock under the repurchase plan, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. The Company expects that any repurchases of its Class A common stock will be through open market transactions, subject to market conditions, certain price limitations and other conditions established under the plan. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. As of June 30, 2025, no repurchases of Class A common stock had been made by the Company.

Operating Partnership and Long-Term Incentive Plan Units

As of June 30, 2025, limited partners other than the Company owned approximately 69.23% of the common units of the Operating Partnership (7,365,404 OP Units, or 55.67%, were held by OP Unit holders, and 1,794,489 LTIP Units, or 13.56%, were held by LTIP Unit holders, including 3.12% which were not vested as of June 30, 2025). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash. LTIP Units and C-LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock or, at the Company’s election, cash.

On March 7, 2025, the Company granted 21,254 C-LTIP Units, or approximately $245,000, to the Manager as partial payment of the total base management fee of $2.5 million for the fourth quarter 2024. On May 13, 2025, the Company granted 20,445 C-LTIP Units, or approximately $210,000, to the Manager as partial payment of the total base management fee of $2.5 million for the first quarter 2025. Such C-LTIP Units were issued pursuant to the Management Agreement and were fully vested upon issuance.

In the future, the Operating Partnership may issue OP Units or preferred OP Units from time to time in connection with acquisitions of properties or for financing, compensation or other reasons.

Equity Incentive Plans

Prior to the annual meeting of the Company’s stockholders held on June 11, 2025 (the “Annual Meeting”), the Company had in effect the Bluerock Homes Trust, Inc. 2022 Equity Incentive Plan for Individuals (the “2022 Individuals Plan”) and the Bluerock Homes Trust, Inc. 2022 Equity Incentive Plan for Entities (the “2022 Entities Plan,” and together with the 2022 Individuals Plan, the “2022 Incentive Plans”). At the Annual Meeting, the stockholders of the Company approved the amendment and restatement of each of the 2022 Individuals Plan (as so amended and restated, the “Amended Individuals Plan”) and the 2022 Entities Plan (as so amended and restated, the “Amended Entities Plan,” and together with the Amended Individuals Plan, the “Amended Incentive Plans,” and collectively with the 2022 Incentive Plans, the “BHM Incentive Plans”). The Amended Incentive Plans were approved by the Board on April 15, 2025, subject to the approval of the Company’s stockholders at the Annual Meeting, and became effective upon such stockholder approval. The BHM Incentive Plans provide for the grant of options to purchase shares of our common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards, and are administered by the compensation committee of the Board.

LTIP Unit and Restricted Stock Grants

Under the BHM Incentive Plans, (i) certain of the Manager’s executive management team and personnel who provide other services to the Manager (collectively, the “BREH Personnel”) were granted LTIP Units and/or shares of Class A common stock as restricted stock grants (“RSGs”) that vest over a three-year period, and (ii) each independent member of the Board was granted LTIP Units in payment of the equity portion of their respective annual retainers, with such LTIP Units fully vested upon issuance.

LTIP Units

On January 1, 2025, the Company granted 5,405 LTIP Units pursuant to the BHM Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance and the Company recognized expense of $0.3 million based on the fair value at the date of grant.

In April 2025, the Company issued 74,031 LTIP Units pursuant to the BHM Incentive Plans directly to and among certain of the BREH Personnel as an annual long-term incentive equity grant for the year ended December 31, 2024. Such LTIP Units will vest ratably on an annual basis over a three-year period from the date of grant.

The Company recognizes compensation expense ratably over the vesting period for time-based LTIP Units based on the fair value at the date of grant. During the three and six months ended June 30, 2025 and 2024, the Company recognized compensation expense for such LTIP Units of approximately $0.8 million and $0.7 million, and $1.5 million and $1.3 million, respectively. Such expense was recorded as part of general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income. As of June 30, 2025, there was $6.4 million of total unrecognized compensation expense related to unvested LTIP Units granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 2.2 years.

Restricted Stock

On April 1, 2025, the Company issued 112,563 shares of Class A common stock as RSGs pursuant to the BHM Incentive Plans directly to and among certain of the BREH Personnel as an annual long-term incentive equity grant for the year ended December 31, 2024. Such RSGs will vest ratably on an annual basis over a three-year period from the date of grant.

The Company recognizes compensation expense ratably over the vesting period for time-based RSGs. During the three and six months ended June 30, 2025 and 2024, the Company recognized compensation expense for RSGs of approximately $0.2 million and $0.2 million, and $0.4 million and $0.2 million, respectively. Such expense was recorded as part of general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income. At June 30, 2025, there was $2.1 million of total unrecognized compensation expense related to the unvested RSGs granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 2.3 years.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

Declaration Date	Record Date	Amount	Paid / Payable Date
Class A common stock
March 11, 2025	March 25, 2025	$0.125	April 4, 2025
March 11, 2025	June 25, 2025	0.125	July 3, 2025
March 11, 2025	September 25, 2025	0.125	October 3, 2025
March 11, 2025	December 24, 2025	0.125	January 5, 2026
Class C common stock
March 11, 2025	March 25, 2025	$0.125	April 4, 2025
March 11, 2025	June 25, 2025	0.125	July 3, 2025
March 11, 2025	September 25, 2025	0.125	October 3, 2025
March 11, 2025	December 24, 2025	0.125	January 5, 2026
Series A Preferred Stock (1)
October 14, 2024	December 24, 2024	$0.125	January 3, 2025
January 15, 2025	January 24, 2025	0.125	February 5, 2025
January 15, 2025	February 25, 2025	0.125	March 5, 2025
January 15, 2025	March 25, 2025	0.125	April 4, 2025
April 15, 2025	April 25, 2025	0.125	May 5, 2025
April 15, 2025	May 23, 2025	0.125	June 5, 2025
April 15, 2025	June 25, 2025	0.125	July 3, 2025
Series A Preferred Enhanced Special Dividend (2)
October 14, 2024	December 24, 2024	$0.010417	January 3, 2025
January 15, 2025	January 24, 2025	0.010417	February 5, 2025
January 15, 2025	February 25, 2025	0.010417	March 5, 2025
January 15, 2025	March 25, 2025	0.010417	April 4, 2025
April 15, 2025	April 25, 2025	0.010417	May 5, 2025
April 15, 2025	May 23, 2025	0.010417	June 5, 2025
April 15, 2025	June 25, 2025	0.010417	July 3, 2025
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

Distributions declared and paid for the six months ended June 30, 2025 were as follows (amounts in thousands):

	Distributions
2025	Declared	Paid
First Quarter
Class A common stock	$495	$—
Class C common stock	1	—
Series A Preferred Stock (1)	2,010	1,925
OP Units	921	—
LTIP / C-LTIP Units	212	—
Total first quarter	$3,639	$1,925
Second Quarter
Class A common stock	$507	$495
Class C common stock	1	1
Series A Preferred Stock (1)	2,254	2,185
OP Units	921	921
LTIP / C-LTIP Units	225	212
Total second quarter	$3,908	$3,814
Total	$7,547	$5,739
(1)	Series A Preferred Stock amounts include the standard dividend at an annual rate of 6.0% of the Stated Value and any enhanced special dividends.

Note 16 – Commitments and Contingencies

The aggregate amount of the Company’s contractual commitments to fund future cash obligations in certain of its preferred equity investments was $26.2 million and $17.6 million at June 30, 2025 and December 31, 2024, respectively. In addition, the Company has made a commitment to fund the total estimated project costs of $56.9 million for the construction of Abode Wendell Falls, a 170- unit build-to-rent development project in Wendell, North Carolina. At June 30, 2025, the remaining estimated project costs to complete the Abode Wendell Falls development was $45.3 million.

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Lessee – Operating Lease

In connection with the Company moving its New York (Manhattan) headquarters, effective May 2024, the Company, as lessee, and an unaffiliated third-party landlord entered into the NY Premises Lease (hereinafter, the “Lease”) for the NY Premises. In accordance with ASC Topic 842 Leases, the Company classifies the Lease as an operating lease, and by way of practical expedient, the Company has elected to account for lease and non-lease (ex. common area maintenance) components of the Lease as a single lease component in its consolidated statements of operations and comprehensive income. The Company recognizes the single lease component on a straight-line basis over the term of the Lease, and expenses that are non-components of the lease, such as real estate taxes for which the Company is not a direct beneficiary of the arrangement, are expensed in the period in which the obligation for those payments are incurred. For the three and six months ended June 30, 2025, the Company recorded $0.1 million and $0.2 million, respectively, of net rent expense related to the Lease. The Company did not record any net rent expense related to the Lease during the corresponding periods ended June 30, 2024.

Upon commencement of the Lease in November 2024, the Company recorded a right-of-use asset of $5.1 million and a lease liability of $5.0 million in its consolidated balance sheets. The right-of-use asset is included within accounts receivable, prepaids and other assets, net, and the lease liability is included within other accrued liabilities. In determining the right-of-use asset and lease liability, the discount rate implicit in the Lease was not readily determinable. As such, the Company used a third-party analysis to determine that a discount rate of 7.61% approximated the incremental borrowing rate that it would incur for a loan that was of a similar term as the Lease and with a similar form of underlying collateral. At June 30, 2025, the remaining right-of-use asset and lease liability balances were $4.7 million and $5.2 million, respectively, and the remaining Lease term was approximately 6.1 years. In addition, the Company incurred tenant improvement costs related to the renovation and buildout of the NY Premises which are capitalized and included within net real estate investments of the Company’s consolidated balance sheets. Such tenant improvement costs are depreciated on a straight-line basis over the term of the Lease.

The following table summarizes the future minimum lease payments and total operating lease liability as of June 30, 2025 (amounts in thousands):

Year	Total
2025 (July 1 – December 31)	$446
2026	1,070
2027	1,070
2028	1,070
2029	1,070
Thereafter	1,773
Total future minimum lease payments (undiscounted cash flows)	$6,499
Difference between future undiscounted cash flows and discounted cash flows	(1,338)
Total operating lease liability	$5,161

Note 17 – Segment Information

The Company owns and operates residential real estate assets that generate rental and other property-related income through the leasing of residential units to a diverse base of tenants. The Company evaluates operating performance on an individual property investment level and based on the investments’ similar economic characteristics. The Company’s Chief Operating Decision Makers (“CODMs”) are its Chief Executive Officer, Chief Investment Officer and Chief Financial Officer. The CODMs’ primary financial measure for operating performance is NOI as it measures the core operations of property performance by excluding corporate level expenses and those other items not related to property operating performance. CODMs are provided financial reports which include an income statement with property revenues, property operating expenses, and property net income. These financial reports assist the CODMs in assessing the Company’s financial performance and in allocating resources appropriately. The Company views its residential real estate assets as two reportable segments, consisting of (i) residential communities and (ii) scattered single-family homes. The CODMs do not distinguish or group operations on a geographic, tenant or other basis when assessing the financial performance of the Company’s portfolio of properties/investments.

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

The following table summarizes NOI by the Company’s reportable segments for the three and six months ended June 30, 2025 and 2024, and reconciles NOI to net loss attributable to common stockholders on the Company’s statements of operations and comprehensive income. Prior year amounts have been reclassified to conform to the current period segment presentation (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rental and other property revenues
Residential communities	$8,915	$3,818	$17,024	$6,389
Scattered single-family homes	7,792	8,118	15,593	16,305
Total rental and other property revenues	16,707	11,936	32,617	22,694

Property operating expenses
Residential communities	3,895	1,633	7,397	2,520
Scattered single-family homes	4,282	4,319	8,432	8,437
Total property operating expenses	8,177	5,952	15,829	10,957

Net operating income
Residential communities	5,020	2,185	9,627	3,869
Scattered single-family homes	3,510	3,799	7,161	7,868
Total net operating income	8,530	5,984	16,788	11,737
Reconciling items:
Interest income from loan investments	95	587	598	1,005
Property management and asset management fee expenses	(1,336)	(1,159)	(2,661)	(2,291)
General and administrative expenses	(2,665)	(2,437)	(5,722)	(5,305)
Management fees to related party	(2,606)	(2,173)	(5,146)	(4,244)
Acquisition and other transaction costs	(135)	—	(211)	(4)
Weather-related losses, net	(45)	—	(45)	—
Depreciation and amortization	(7,189)	(4,821)	(14,681)	(8,829)
Other expense, net	(15)	(300)	(74)	(60)
Income from preferred equity investments	2,306	2,846	5,416	5,587
Recovery of (provision for) credit losses, net	2	(71)	104	(166)
Gain on sale and (impairment) of real estate investments, net	858	(707)	1,561	(534)
Gain on sale of available-for-sale investments	1,450	—	1,450	—
Loss on extinguishment of debt	(5)	—	(9)	—
Interest expense, net	(5,627)	(4,058)	(11,838)	(7,570)
Interest income	1,182	1,138	2,286	2,333
Income tax expense	(626)	—	(972)	—
Net loss	(5,826)	(5,171)	(13,156)	(8,341)
Preferred stock dividends	(2,254)	(562)	(4,264)	(815)
Preferred stock accretion	(1,273)	(181)	(1,796)	(181)
Net loss attributable to noncontrolling interests	6,869	4,282	14,203	6,685
Net loss attributable to common stockholders	$(2,484)	$(1,632)	$(5,013)	$(2,652)

The following table reconciles the Company’s total rental and other property revenues for reportable segments to total revenues on the Company’s consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Rental and other property revenues
Residential communities	$8,915	$3,818	$17,024	$6,389
Scattered single-family homes	7,792	8,118	15,593	16,305
Total rental and other property revenues	16,707	11,936	32,617	22,694
Interest income from loan investments	95	587	598	1,005
Total revenues	$16,802	$12,523	$33,215	$23,699

Asset information by reportable segment is not provided as the CODMs do not use asset values to make decisions about the allocation of resources.

Note 18 – Subsequent Events

Declaration of Dividends

Declaration Date	Record Date	Amount	Paid / Payable Date
Series A Preferred Stock (1)
July 15, 2025	July 25, 2025	$0.125	August 5, 2025
July 15, 2025	August 25, 2025	0.125	September 5, 2025
July 15, 2025	September 25, 2025	0.125	October 3, 2025
Series A Preferred Enhanced Special Dividend
July 15, 2025	July 25, 2025	(2)	August 5, 2025
July 15, 2025	August 25, 2025	(2)	September 5, 2025
July 15, 2025	September 25, 2025	(2)	October 3, 2025
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

Distributions Paid

The following distributions were declared and/or paid to the Company’s stockholders subsequent to June 30, 2025 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distribution per Share	Total Distribution
Class A common stock	March 11, 2025	June 25, 2025	July 3, 2025	$0.125000	$507
Class C common stock	March 11, 2025	June 25, 2025	July 3, 2025	0.125000	1
Series A Preferred Stock (1)	April 15, 2025	June 25, 2025	July 3, 2025	0.135417	771
OP Units	March 11, 2025	June 25, 2025	July 3, 2025	0.125000	921
LTIP / C-LTIP Units	March 11, 2025	June 25, 2025	July 3, 2025	0.125000	225

Series A Preferred Stock (1)	July 15, 2025	July 25, 2025	August 5, 2025	0.135417	791
Total					$3,216
(1)	Series A Preferred Stock distribution per share amounts include the standard dividend at an annual rate of 6.0% of the Stated Value and any enhanced special dividends.

Acquisition of Additional Interests in Investments

On July 11, 2025, the Company purchased the noncontrolling partner’s interest in Peak JV 2 and Peak JV 3 for $0.2 million and $0.9 million, respectively. The Company increased its interest in (i) Peak JV 2 from 80% to 100% and (ii) Peak JV 3 from 56% to 100%.

Sale of The Cottages of Port St. Lucie Interests

On July 24, 2025, The Cottages of Port St. Lucie, the underlying asset of a joint venture in which the Company had a preferred equity interest located in Port St. Lucie, Florida, was sold. Upon the sale, the Company’s preferred equity investment was fully redeemed by the joint venture in the aggregate amount of $30.0 million, which included the Company’s principal investment of $18.8 million, and accrued preferred return and outstanding amounts of $11.2 million.

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

As of June 30, 2025, we held twenty-one real estate investments, consisting of fifteen consolidated investments and six preferred equity investments. The twenty-one investments represent an aggregate of 5,038 residential units, comprised of 3,640 consolidated units, of which 170 units are under development, and 1,398 units through preferred equity investments, which includes planned units and those under development. As of June 30, 2025, our consolidated operating investments were approximately 91.4% occupied; excluding units classified as held for sale and down/renovation units, our consolidated operating investments were approximately 93.2% occupied.

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

Industry Segments

We own and operate residential real estate assets that generate rental and other property-related income through the leasing of residential units to a diverse base of tenants. We view our residential real estate assets as two reportable segments, consisting of (i) residential communities and (ii) scattered single-family homes. Our Chief Operating Decision Makers, which are our Chief Executive Officer, Chief Investment Officer and Chief Financial Officer, do not distinguish or group operations on a geographic, tenant or other basis when assessing the financial performance of our portfolio of properties/investments.

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

Other weakened economic conditions, including job losses, high unemployment levels, stock market volatility, and uncertainty about the future, could adversely affect rental rates and occupancy levels. In addition, during the six months ended June 30, 2025, the current U.S. administration has introduced tariffs on imports from a broad set of countries, including Canada, Mexico, European Union member states, Japan and China, in response to which global trading partners have imposed or may impose their own tariffs. Such tariffs, and any additional tariffs imposed by the current administration or other countries, may cause further inflationary pressures in the economy, uncertainty and volatility of debt and equity markets, and a slowdown in the U.S. and global economies. The announced tariffs are likely to increase construction costs and further reduce already constrained new supply starts, which could adversely impact the timing of actual completion and/or stabilization of our build-to-rent communities, including potential delays due to supply shortages and labor shortages. Any of these factors could depress economic activity and have a material adverse effect on our business, financial condition, cash flows, and our results of operations.

Other Significant Developments

Investment Activity Summary

Provided below is a summary of our investment activity during the six months ended June 30, 2025.

Acquisition of Southern Pines Reserve

On April 28, 2025, we, through a Delaware statutory trust (the “Southern Pines DST”), acquired a 272-unit residential community located in Aberdeen, North Carolina known as Southern Pines Reserve, aka Hawthorne. The purchase price of $56.6 million was funded with (i) a $30.7 million senior loan secured by Southern Pines Reserve, (ii) borrowings of $20.0 million on the KeyBank Credit Facility, and (iii) cash of $8.9 million funded by us, inclusive of certain adjustments typical in such real estate transactions. Southern Pines Reserve is the second property acquired by us through a Delaware statutory trust to be part of a private placement offering through which interests in the Southern Pines DST will be issued to third party accredited investors therein.

Sales of Consolidated Operating Units

We closed on the following sales: 17 units in the ILE portfolio, 12 units in the Indy-Springfield portfolio, 19 units in the Peak JV 2 portfolio, and 37 units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sale agreements. The 85 units were all previously classified as held for sale and sold for an aggregate of approximately $15.1 million, subject to certain closing costs, prorations and adjustments typical in such real estate transactions. After deducting the paydown of existing mortgage indebtedness encumbering 16 units in the ILE portfolio of approximately $3.0 million, the sales of the 85 units generated net proceeds of approximately $10.7 million and a gain on sales of approximately $1.7 million.

Loan Investment Activity

Our two remaining loan investments were paid off in full, including any accrued but unpaid interest amounts, as follows: (i) Wayford at Pringle in the aggregate amount of $23.0 million, which included our principal investment of $22.3 million and accrued interest of $0.7 million, and (ii) Willow Park in the aggregate amount of $9.4 million, which included our principal investment of $9.4 million and a nominal amount of accrued interest.

Unconsolidated Real Estate Fund Summary

On April 25, 2025, we closed on the acquisition of a limited partnership interest in Marble Capital Income and Impact Fund, LP (the “Marble Fund”) for a purchase price of $25.0 million. The Marble Fund owns a diversified portfolio of multifamily assets and build-to-rent multifamily investments located in the United States.

Preferred Equity Investment Summary

Our preferred equity investment activity was as follows: (i) we increased our original capital commitment for preferred equity interests in Wayford at Innovation Park by $2.0 million, increasing our total investment to $15.4 million, (ii) we entered into a joint venture agreement with an unaffiliated third party, and made a commitment to invest $16.2 million for preferred equity interests, to develop an approximately 300 unit residential community located in Sanford, North Carolina known as Sanford Marketplace, and (iii) had our preferred equity investment in The Cottages at Myrtle Beach fully redeemed in the aggregate amount of $28.1 million, which included our principal investment of $17.9 million, and accrued preferred return and outstanding amounts of $10.2 million.

In addition, we sold our preferred equity interests in Indigo Cove and Wayford at Pringle to a joint venture, with such joint venture including an affiliate of Bluerock Homes Manager, LLC (our “Manager”), in the aggregate amounts of $4.2 million and $9.2 million, respectively, which included our outstanding principal investments and accrued preferred returns, net of any reimbursements.

As of June 30, 2025, we had funded $11.6 million of our $37.8 million aggregate commitment to fund capital for preferred equity interests in Canvas at Wildwood, River Ford, and Sanford Marketplace.

Held for Sale

At June 30, 2025 and December 31, 2024, we classified an aggregate of 94 units and 167 units, respectively, as held for sale in our consolidated balance sheets. For the three and six months ended June 30, 2025 and 2024, we recorded an impairment of $0.1 million and $1.1 million, and $0.2 million and $1.2 million, respectively, related to held for sale units which is included in gain on sale and (impairment) of real estate investments, net in our consolidated statements of operations and comprehensive income. The 94 units classified as held for sale at June 30, 2025 are all reported in our scattered single-family homes segment and are included in the following portfolios: 3 units of ILE, 25 units of Indy-Springfield, 13 units of Peak JV 2, and all 53 units of Peak JV 3. These units were identified based on submarket analysis and individual unit-level operational review. Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on our consolidated balance sheets.

Series A Redeemable Preferred Stock

During the six months ended June 30, 2025, we issued 1,201,235 shares of 6.0% Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) at $25.00 per share (the “Stated Value”) under a continuous registered offering with net proceeds of approximately $26.0 million after (i) commissions, dealer manager fees and sales discounts, and (ii) costs related to establishing the offering of Series A Preferred Stock. As of June 30, 2025, we had issued a total of 5,834,520 shares of Series A Preferred Stock with total net proceeds of approximately $127.1 million after commissions, dealer manager fees, sales discounts and offering costs. Additionally, as of June 30, 2025, we, at the request of holders, had redeemed a total of 10,960 shares of Series A Preferred Stock through the issuance of 18,653 shares of Class A common stock and redeemed a total of 8,008 shares of Series A Preferred Stock in cash.

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

Stockholders’ Equity

Our total stockholders’ equity decreased $3.8 million from $139.1 million as of December 31, 2024 to $135.3 million as of June 30, 2025. The decrease in our total stockholders’ equity is primarily attributable to dividends declared of $5.3 million and preferred stock accretion of $1.8 million, partially offset by a net adjustment of $1.2 million for noncontrolling interests, net income of $1.0 million, comprehensive income of $0.7 million, and $0.3 million from Class A common stock issuances.

Results of Operations

The following is a summary of our consolidated real estate investments as of June 30, 2025:

							Occupancy –
							Excluding Held
		Number of	Average	Ownership	Average	Occupancy –	for Sale/Reno
Operating Investment Name	Market / Location	Units (1)	Year Built	Interest	Rent (2)	All Units (3)	Units (4)
Scattered Single-Family Homes
Ballast	AZ / CO / WA	84	1998	95%	$2,086	96.4%	96.4%
Golden Pacific	IN / KS / MO	169	1977	97%	1,802	93.5%	94.6%
ILE	TX / SE US	461	1991	95%	1,867	94.4%	95.4%
Indy-Springfield	IN / MO	311	1999	100%	1,384	92.9%	96.2%
Peak JV 2	Various / TX	554	1982	80%	1,349	88.3%	90.4%
Peak JV 3	Dallas-Fort Worth, TX	53	1961	56%	1,368	39.6%	—
Savannah-84	Savannah, GA	84	2022	100%	1,850	94.0%	94.0%
Total Scattered Single-Family Homes / Average		1,716			$1,609	90.4%	93.8%

Residential Communities
Allure at Southpark	Charlotte, NC	350	2014	98%	$1,725	85.4%	85.7%
Amira at Westly	Tampa, FL	408	1999/2023	25%	1,902	92.2%	92.4%
Avenue at Timberlin Park	Jacksonville, FL	200	2001	100%	1,603	98.0%	98.5%
Southern Pines Reserve	Aberdeen, NC	272	2000/2003	99%	1,507	90.8%	91.1%
Villas at Huffmeister	Houston, TX	294	2007	95%	1,582	95.9%	96.2%
Wayford at Concord	Concord, NC	150	2019	83%	2,156	95.3%	96.0%
Yauger Park Villas	Olympia, WA	80	2010	95%	2,462	97.5%	97.5%
Total Residential Communities Units / Average		1,754			$1,766	92.4%	92.7%
Total Operating Units / Average		3,470			$1,689	91.4%	93.2%

Development Investment Name
Residential Communities
Abode Wendell Fall (5)	Wendell, NC	170	—	100%	—	—	—
Total Development Units		170
Total Units		3,640
(1)

Total operating units includes an aggregate of 94 units classified as held for sale, with such units included in the following portfolios: 3 units of ILE, 25 units of Indy-Springfield, 13 units of Peak JV 2, and all 53 units of Peak JV 3.

(2)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the three months ended June 30, 2025.
(3)	Percent occupied is calculated as (i) the number of units occupied as of June 30, 2025 divided by (ii) total number of units, expressed as a percentage.
(4)

Percent occupied is calculated as (i) the number of units occupied as of June 30, 2025 divided by (ii) total number of units, expressed as a percentage, and excludes 94 units classified as held for sale and an aggregate of 10 down/renovation units.

(5)	Abode Wendell Falls is a build-to-rent development project that commenced construction in 2024.

The following is a summary of our consolidated operational results by reportable segment for the three and six months ended June 30, 2025 and 2024 ($ in thousands, except average rental rates):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Variance		2025	2024	Variance
Rental and other property revenues
Residential communities	$8,915	$3,818	133.5%		$17,024	$6,389	166.5%
Scattered single-family homes	7,792	8,118	(4.0)%		15,593	16,305	(4.4)%
Total rental and other property revenues	16,707	11,936	40.0%		32,617	22,694	43.7%

Property operating expenses
Residential communities	3,895	1,633	138.5%		7,397	2,520	193.5%
Scattered single-family homes	4,282	4,319	(0.9)%		8,432	8,437	—
Total property operating expenses	8,177	5,952	37.4%		15,829	10,957	44.5%

Net operating income
Residential communities	5,020	2,185	129.7%		9,627	3,869	148.8%
Scattered single-family homes	3,510	3,799	(7.6)%		7,161	7,868	(9.0)%
Total net operating income	$8,530	$5,984	42.5%		$16,788	$11,737	43.0%

Residential communities	92.7%	94.5%	(180)	bps	93.4%	95.3%	(190)	bps
Scattered single-family homes	90.5%	91.5%	(100)	bps	90.2%	91.5%	(130)	bps
Average occupancy percentage (1)(2)	91.6%	92.3%	(70)	bps	91.7%	92.4%	(70)	bps

Residential communities	$1,766	$1,786	(1.1)%		$1,789	$1,814	(1.4)%
Scattered single-family homes	1,609	1,549	3.9%		1,599	1,539	3.9%
Average rental rate (2)(3)	$1,689	$1,615	4.6%		$1,692	$1,608	5.2%
(1)	Represents the average of the ending occupancy as of the last day of each month in the period presented for all units in our consolidated portfolio.
(2)	The amount presented for 2024 includes Navigator Villas which was sold in August 2024.
(3)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the period presented.

The following is a summary of our preferred equity investments as of June 30, 2025:

			Total Actual /		Actual /	Actual /	Actual /
		Actual /	Estimated		Estimated	Estimated	Estimated		Estimated
		Planned	Construction	Cost to Date	Construction	Initial	Construction		Average
Lease-up Investment Name	Location / Market	Number of Units	Cost (in millions)	(in millions)	Cost Per Unit	Occupancy	Completion	% Occupied	Rent (1)
Chandler	Chandler, AZ	208	$48.2	$48.2	$231,731	2Q 2024	3Q 2024	85.6%	$1,920
Total Lease-up Units		208

Development Investment Name (2)
River Ford	Brunswick, GA	170	51.6	14.4	303,529	4Q 2025	1Q 2027	—	2,004
Sanford Marketplace	Sanford, NC	300	59.6	7.8	198,667	4Q 2026	2Q 2027	—	1,587
Canvas at Wildwood	Wildwood, FL	224	60.3	12.7	269,196	4Q 2026	4Q 2027	—	1,937
Total Development Units		694

Operating Investment Name (3)
The Cottage of Port St. Lucie	Port St. Lucie, FL	286						95.5%	2,218
Wayford at Innovation Park	Charlotte, NC	210						94.3%	1,994
Total Operating Units		496
Total Units/Average		1,398							$1,992
(1)	Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units during the first full quarter of stabilization.
(2)	None of the development investments had commenced lease-up as of June 30, 2025.
(3)	Operating investments represent stabilized operating properties.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Revenue

Rental and other property revenues increased $4.8 million, or 40%, to $16.7 million for the three months ended June 30, 2025 as compared to $11.9 million for the same prior year period. The increase was primarily due to: (i) the acquisition of 1,230 units at four residential communities, which was partially offset by sales of 176 units at one residential community and 159 single-family units in our portfolio since April 1, 2024, and (ii) rental rate improvement from our active management and organic market rent growth. Our average rent per occupied unit increased $74, or 4.6%, to $1,689 as compared to $1,615 during the prior year period. Average occupancy decreased 70 basis points from 92.3% to 91.6% on a year over year basis.

Interest income from loan investments amounted to $0.1 million for the three months ended June 30, 2025 as compared to $0.6 million for the same prior year period due to the full payoff of three loan investments since the third quarter of 2024.

Expenses

Property operating expenses increased $2.2 million, or 37%, to $8.2 million for the three months ended June 30, 2025 as compared to $6.0 million for the same prior year period. The increase was primarily due to the acquisition of 1,230 units at four residential communities, which was partially offset by sales of 176 units at one residential community and 159 single-family units in our portfolio since April 1, 2024.

Property management and asset management fee expenses were $1.3 million for the three months ended June 30, 2025 as compared to $1.2 million in the same prior year period. Property management fees are based on a stated percentage of property revenues and asset management fees are based on a stated percentage of capital contributions or assets under management, where applicable.

General and administrative expenses amounted to $2.7 million for the three months ended June 30, 2025 as compared to $2.4 million for the same prior year period. Of the $2.7 million total expense in the second quarter 2025, $1.7 million related to direct costs incurred by us, while the remaining $1.0 million related to the operating expense reimbursement to our Manager, which includes rent, utilities, and IT expenses.

Management fees to related party amounted to $2.6 million for the three months ended June 30, 2025 as compared to $2.2 million for the same prior year period. The increase was due to an increase in equity primarily from our continuous registered offering of Series A Preferred Stock. For the second quarter of 2025, we will pay $0.2 million of the base management fee in C-LTIP Units with the remainder in cash. Prior to the fourth quarter 2024, we paid the base management fee to the Manager as one half (50%) in C-LTIP Units and the remainder in cash.

Acquisition and other transaction costs amounted to $0.1 million for the three months ended June 30, 2025 and zero for the same prior year period. Acquisition costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Depreciation and amortization expenses were $7.2 million for the three months ended June 30, 2025 as compared to $4.8 million for the same prior year period, with the increase primarily due to the acquisition of four residential communities since April 1, 2024. The increase was partially offset by (i) the sales of one residential community and single-family units in our portfolio since April 1, 2024 and (ii) in-place leases being fully amortized at one residential community prior to the second quarter 2025.

Other Income and Expense

Other income and expense amounted to income of $0.2 million for the three months ended June 30, 2025 as compared to expense of $1.2 million for the same prior year period. This was primarily due to a $1.5 million gain on the sale of one preferred equity investment, a $1.0 million decrease in impairment on real estate, and a $0.6 million increase in gain on sales of real estate investments. These income sources were partially offset by a $1.6 million increase in interest expense primarily attributable to an increase in the outstanding debt to $347.3 million at June 30, 2025 as compared to $228.0 million at June 30, 2024.

Income Tax Expense

Income tax expense amounted to income of $0.6 million for the three months ended June 30, 2025 as compared to zero for the same prior year period. The 2025 expense primarily relates to Amira at Westly and three preferred equity investments.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Revenue

Rental and other property revenues increased $9.9 million, or 44%, to $32.6 million for the six months ended June 30, 2025 as compared to $22.7 million for the same prior year period. The increase was primarily due to: (i) the acquisition of 1,524 units at five residential communities, which was partially offset by sales of 176 units at one residential community and 183 single-family units in our portfolio since January 1, 2024, and (ii) rental rate improvement from our active management and organic market rent growth. Our average rent per occupied unit increased $84, or 5.2%, to $1,692 as compared to $1,608 during the prior year period. Average occupancy decreased 70 basis points from 92.4% to 91.7% on a year over year basis.

Interest income from loan investments amounted to $0.6 million for the six months ended June 30, 2025 as compared to $1.0 million for the same prior year period due to the full payoff of three loan investments since the third quarter of 2024.

Expenses

Property operating expenses increased $4.8 million, or 44%, to $15.8 million for the six months ended June 30, 2025 as compared to $11.0 million for the same prior year period. The increase was primarily due to the acquisition of 1,524 units at five residential communities, which was partially offset by sales of 176 units at one residential community and 183 single-family units in our portfolio since January 1, 2024.

Property management and asset management fee expenses were $2.7 million for the six months ended June 30, 2025 as compared to $2.3 million in the same prior year period. Property management fees are based on a stated percentage of property revenues and asset management fees are based on a stated percentage of capital contributions or assets under management, where applicable.

General and administrative expenses amounted to $5.7 million for the six months ended June 30, 2025 as compared to $5.3 million for the same prior year period. Of the $5.7 million total expense for the six months ended June 30, 2025, $3.7 million related to direct costs incurred by us, while the remaining $2.0 million related to the operating expense reimbursement to our Manager, which includes rent, utilities, and IT expenses.

Management fees to related party amounted to $5.1 million for the six months ended June 30, 2025 as compared to $4.2 million for the same prior year period. The increase was due to an increase in equity primarily from our continuous registered offering of Series A Preferred Stock. For the six months ended June 30, 2025, we will pay $0.4 million of the base management fee in C-LTIP Units with the remainder in cash. Prior to the fourth quarter 2024, we paid the base management fee to the Manager as one half (50%) in C-LTIP Units and the remainder in cash.

Acquisition and other transaction costs amounted to $0.2 million for the six months ended June 30, 2025 and were minimal for the same prior year period. Acquisition costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Depreciation and amortization expenses were $14.7 million for the six months ended June 30, 2025 as compared to $8.8 million for the same prior year period, with the increase primarily due to the acquisition of five residential communities since January 1, 2024. The increase was partially offset by (i) the sales of one residential community and single-family units in our portfolio since January 1, 2024 and (ii) in-place leases being fully amortized at one residential community prior to 2025.

Other Income and Expense

Other income and expense amounted to expense of $1.1 million for the six months ended June 30, 2025 as compared to expense of $0.4 million for the same prior year period. This was primarily due to a $4.3 million increase in interest expense primarily attributable to an increase in the outstanding debt to $347.3 million at June 30, 2025 as compared to $166.7 million at December 31, 2023. This expense was partially offset by a $1.5 million gain on the sale of one preferred equity investment, a $1.1 million increase in gain on sale of real estate investments, and a $1.0 million decrease in impairment on real estate.

Income Tax Expense

Income tax expense amounted to income of $1.0 million for the six months ended June 30, 2025 as compared to zero for the same prior year period. The 2025 expense primarily relates to Amira at Westly and three preferred equity investments.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net loss attributable to common stockholders together with a reconciliation to NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss attributable to common stockholders	$(2,484)	$(1,632)	$(5,013)	$(2,652)
Add back: Net loss attributable to Operating Partnership Units	(5,567)	(3,536)	(11,228)	(5,705)
Net loss attributable to common stockholders and unit holders	(8,051)	(5,168)	(16,241)	(8,357)
Net loss attributable to partially owned properties’ noncontrolling interests	(1,302)	(746)	(2,975)	(980)
Real estate depreciation and amortization	7,176	4,783	14,652	8,753
Non-real estate depreciation and amortization	13	41	29	82
Non-cash interest expense	648	415	1,406	666
Unrealized loss on derivatives	456	840	1,234	1,555
(Recovery of) provision for credit losses	(2)	71	(104)	166
Property management and asset management fees	1,336	1,159	2,661	2,291
Management fees to related party	2,606	2,173	5,146	4,244
Acquisition and other transaction costs	135	—	211	4
Corporate operating expenses	2,665	2,434	5,722	5,299
Weather-related losses, net	45	—	45	—
Loss on extinguishment of debt costs	5	—	9	—
Interest income	(1,182)	(1,138)	(2,286)	(2,333)
Preferred dividends	2,254	562	4,264	815
Preferred stock accretion	1,273	181	1,796	181
Other expense, net	15	300	74	60
Income tax expense	626	—	972	—
Income from preferred equity investments	(2,306)	(2,846)	(5,416)	(5,587)
Interest income from loan investments	(95)	(587)	(598)	(1,005)
(Gain on sale) and impairment of real estate investments, net	(858)	707	(1,561)	534
Gain on sale of available-for-sale investments	(1,450)	—	(1,450)	—
Total property income	4,007	3,181	7,590	6,388
Add back: Interest expense	4,523	2,803	9,198	5,349
Net operating income	$8,530	$5,984	$16,788	$11,737

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, both short- and long-term. Our primary short-term liquidity requirements historically have related to (i) our operating expenses and other general business needs, (ii) investment in real estate, (iii) distributions to stockholders, (iv) committed investments and capital requirements to fund development and renovations at existing properties, and (v) ongoing commitments to repay borrowings, including our maturing debt and the KeyBank Credit Facility.

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our short-term liquidity needs could be affected by various risks and uncertainties, including the risks detailed in Part I, Item 1A titled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 20, 2025. While consolidated occupancy excluding units classified as held for sale and down/renovation units remains strong at 93.2% as of June 30, 2025, in future periods we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants.

In addition, in October 2024, we launched a program to sponsor and raise capital through private placement offerings of Delaware statutory trusts (each, a “DST”) holding residential properties (collectively, the “DST Program”). We expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions and create future pipeline acquisition opportunities. In conjunction with the DST Program, our Operating Partnership has issued certain non-interest bearing demand notes in relation to its role as the master tenant (the “Master Tenant”) under certain master leases (the “Master Leases”) related to the DST Program (the “Demand Notes”), which could be called upon if the net operating cash flow is insufficient to pay the rent required under the Master Leases (subject to limited deferral rights) or satisfy its other obligations under the Master Leases. As compensation for the Operating Partnership’s obligations under the Master Leases, we will share in the rent paid by the tenants of the underlying properties in accordance with the waterfall set forth in the applicable Master Lease. As of June 30, 2025, we had two properties (Amira at Westly and Southern Pines Reserve) in our DST Program and had raised net offering proceeds of $45.5 million, issued demand notes of $1.1 million, and had $160.3 million in total net real estate investments associated with the DST Program.

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

We believe we will be able to meet our primary liquidity requirements going forward through, among other sources:

●	$127.6 million in cash available at June 30, 2025;
●	capacity of $50 million, all of which was available on the KeyBank Credit Facility at June 30, 2025 for use in our DST Program;
●	proceeds from future mortgage debt financings for acquisition and/or development projects;
●	cash generated from operating activities; and
●	proceeds from the offering of our Series A Preferred Stock and potential offerings of common and preferred stock, as well as issuances of units of limited partnership interest in our Operating Partnership (“OP Units”).

The following table summarizes our contractual obligations as of June 30, 2025 related to our mortgage notes secured by our properties. At June 30, 2025, the KeyBank Credit Facility had no outstanding balance. Our estimated future required payments on these obligations as of June 30, 2025 were as follows (amounts in thousands):

	Total	2025	2026-2027	2028-2029	Thereafter
Mortgages Payable (Principal)	$347,337	$965	$117,665	$86,152	$142,555
Estimated Interest Payments on Mortgages Payable	88,415	9,033	34,833	22,030	22,519
Total	$435,752	$9,998	$152,498	$108,182	$165,074

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

At June 30, 2025, we had contractual commitments to fund future cash obligations in certain of our preferred equity investments in the aggregate of $26.2 million. In addition, we made a commitment to fund the total estimated project costs of $56.9 million for the development of Abode Wendell Falls, a 170-unit build-to-rent development project in Wendell, North Carolina. At June 30, 2025, the remaining estimated project costs to complete Abode Wendell Falls was $45.3 million.

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

On February 28, 2025, our Board authorized a new stock repurchase plan for the repurchase, from time to time, of up to an aggregate of $5 million of our outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Exchange Act and subject to Rule 10b-5 of the Exchange Act. The repurchase plan has a term of one year and may be discontinued at any time. The extent to which we repurchase shares of our Class A common stock under the repurchase plan, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. We expect that any repurchases of our Class A common stock will be through open market transactions, subject to market conditions, certain price limitations and other conditions established under the plan. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. As of June 30, 2025, we had not made any repurchases of our Class A common stock.

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

As we did in the six months ended June 30, 2025, we may also selectively sell consolidated operating assets at appropriate times, which would be expected to generate cash sources for both our short-term and long-term liquidity needs.

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We believe our revolving credit facility will serve as our primary debt source that will continue to enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. In addition to restrictive covenants, our revolving credit facility contains material financial covenants. At June 30, 2025, we were in compliance with all covenants under our revolving credit facility. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain a distribution on our Series A Preferred Stock in accordance with the terms which require monthly dividends. While our distributions through June 30, 2025 have been paid from cash flow from operations and in accordance with our policy, distributions in the future may be paid from cash flow from operations, proceeds from the offering of our Series A Preferred Stock, the sales of assets and additional sources, such as from borrowings.

We have preferred equity interests in properties that are in various stages of development and in lease-up, and our preferred equity investments are structured to provide a current and/or accrued preferred return during all phases. Each joint venture in which we own a preferred equity interest is required to redeem our preferred equity interests, plus any accrued preferred return, based on a fixed maturity date, generally in relation to the property’s construction loan or mortgage loan maturity. Upon redemption of the preferred equity interests, our income, FFO, CFFO and cash flows could be reduced below the preferred returns currently being recognized. Alternatively, if the joint ventures do not redeem our preferred membership interest when required, our income, FFO, CFFO and cash flows could be reduced if the development project does not produce sufficient cash flow to pays its operating expenses, debt service and preferred return obligations. We previously held notes receivable investments that were structured as senior loans. In the future, we may make additional notes receivable investments structured as senior loans or through mezzanine financing. The notes receivable provided a current stated return and required repayment based on a fixed maturity date. If the property did not repay the notes receivable upon maturity, our income, FFO, CFFO and cash flows could have been reduced below the stated returns if the property did not produce sufficient cash flow to pay its operating expenses and debt service, or to refinance its debt obligations. As we evaluate our capital position and capital allocation strategy, we may consider alternative means of financing our development loan and preferred equity investment activities at the subsidiary level.

Off-Balance Sheet Arrangements

As of June 30, 2025, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. At June 30, 2025, we hold preferred equity interests in six joint ventures that are accounted for as available-for-sale debt securities.

Cash Flows from Operating Activities

As of June 30, 2025, we held twenty-one real estate investments, consisting of fifteen consolidated investments and six preferred equity investments, with the twenty-one investments representing an aggregate of 5,038 residential units. During the six months ended June 30, 2025, net cash provided by operating activities was $14.8 million after net loss of $13.2 million was adjusted for the following:

●	non-cash items of $11.6 million;
●	distributions of income and income from preferred equity investments of $10.7 million;
●	an increase in accounts payable and other accrued liabilities of $4.7 million;
●	an increase in due to affiliates of $1.8 million; and
●	a decrease in notes and accrued interest receivable of $0.5 million; offset by:
●	an increase in accounts receivable, prepaids and other assets of $1.3 million.

Cash Flows from Investing Activities

During the six months ended June 30, 2025, net cash used in investing activities was $26.0 million, primarily due to the following:

●	$58.7 million used in the acquisition of real estate investments;
●	$25.0 million used in an investment in an unconsolidated real estate fund;
●	$8.9 million used on capital expenditures;
●	$8.1 million used in investments in preferred equity investments; and
●	$1.6 million used in purchase of rate caps; offset by:
●	$31.7 million of repayments on notes receivable;
●	$30.8 million of proceeds from the sale and redemption of preferred equity investments; and
●	$13.7 million of proceeds from the sales of real estate investments.

Cash Flows from Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $25.0 million, primarily due to the following:

●	$41.5 million of contributions from noncontrolling interests;
●	borrowings of $30.7 million on mortgages payable;
●	net proceeds of $26.0 million from the issuance of shares of Series A Preferred Stock; and
●	proceeds of $20.0 million from borrowings on revolving credit facilities; offset by:
●	$81.0 million of repayments on revolving credit facilities;
●	$4.1 million of cash distributions paid to preferred stockholders;
●	$4.0 million of repayments on mortgages payable;
●	$1.7 million in deferred financing costs;
●	$1.1 million of distributions to noncontrolling interests;
●	$0.5 million of distributions to partially owned properties’ noncontrolling interests;
●	$0.5 million of cash distributions paid to common stockholders; and
●	$0.2 million paid for the redemption of Series A Preferred Stock.

Capital Expenditures

The following table summarizes our total capital expenditures for the six months ended June 30, 2025 and 2024 (amounts in thousands):

	Six Months Ended
	June 30,
	2025	2024
New development	$4,162	$235
Redevelopment/renovations	2,950	1,414
Routine capital expenditures	1,999	1,867
Normally recurring capital expenditures	438	289
Total capital expenditures	$9,549	$3,805

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

The table below presents our calculation of FFO and CFFO for the three and six months ended June 30, 2025 and 2024 ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss attributable to common stockholders	$(2,484)	$(1,632)	$(5,013)	$(2,652)
Add back: Net loss attributable to Operating Partnership Units	(5,567)	(3,536)	(11,228)	(5,705)
Net loss attributable to common stockholders and unit holders	(8,051)	(5,168)	(16,241)	(8,357)

Real estate depreciation and amortization	7,176	4,783	14,652	8,753
(Gain on sale) and impairment of real estate investments, net	(858)	707	(1,561)	534
Gain on sale of available-for-sale investments	(1,450)	—	(1,450)	—
Adjustment for partially owned properties’ noncontrolling interests	(847)	(606)	(1,541)	(927)
FFO attributable to common stockholders and unit holders	(4,030)	(284)	(6,141)	3

Acquisition and other transaction costs	135	—	211	4
Non-cash interest expense	648	415	1,406	666
Unrealized loss on derivatives	456	840	1,234	1,555
(Recovery of) provision for credit losses	(2)	71	(104)	166
Loss on extinguishment of debt costs	5	—	9	—
Weather-related losses, net	45	—	45	—
Non-real estate depreciation and amortization	13	41	29	82
Other income/expense, net	272	300	256	60
Non-cash equity compensation	1,061	1,627	2,434	3,679
Non-recurring income tax expense	578	—	746	—
Preferred stock accretion	1,273	181	1,796	181
Adjustment for partially owned properties’ noncontrolling interests	(235)	(127)	(413)	(131)
CFFO attributable to common stockholders and unit holders	$219	$3,064	$1,508	$6,265

Per Share and Unit Information:
FFO attributable to common stockholders and unit holders - diluted	$(0.32)	$(0.02)	$(0.49)	$—
CFFO attributable to common stockholders and unit holders - diluted	$0.02	$0.25	$0.12	$0.52

Weighted average common shares and units outstanding - diluted	12,627,545	12,216,122	12,581,451	12,112,339

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

Distributions

Declaration Date	Record Date	Amount	Paid / Payable Date
Class A common stock
March 11, 2025	March 25, 2025	$0.125	April 4, 2025
March 11, 2025	June 25, 2025	0.125	July 3, 2025
March 11, 2025	September 25, 2025	0.125	October 3, 2025
March 11, 2025	December 24, 2025	0.125	January 5, 2026
Class C common stock
March 11, 2025	March 25, 2025	$0.125	April 4, 2025
March 11, 2025	June 25, 2025	0.125	July 3, 2025
March 11, 2025	September 25, 2025	0.125	October 3, 2025
March 11, 2025	December 24, 2025	0.125	January 5, 2026
Series A Preferred Stock (1)
October 14, 2024	December 24, 2024	$0.125	January 3, 2025
January 15, 2025	January 24, 2025	0.125	February 5, 2025
January 15, 2025	February 25, 2025	0.125	March 5, 2025
January 15, 2025	March 25, 2025	0.125	April 4, 2025
April 15, 2025	April 25, 2025	0.125	May 5, 2025
April 15, 2025	May 23, 2025	0.125	June 5, 2025
April 15, 2025	June 25, 2025	0.125	July 3, 2025
Series A Preferred Enhanced Special Dividend (2)
October 14, 2024	December 24, 2024	$0.010417	January 3, 2025
January 15, 2025	January 24, 2025	0.010417	February 5, 2025
January 15, 2025	February 25, 2025	0.010417	March 5, 2025
January 15, 2025	March 25, 2025	0.010417	April 4, 2025
April 15, 2025	April 25, 2025	0.010417	May 5, 2025
April 15, 2025	May 23, 2025	0.010417	June 5, 2025
April 15, 2025	June 25, 2025	0.010417	July 3, 2025
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

Subsequent Events

Other than the items disclosed in Note 18 “Subsequent Events” to our interim Consolidated Financial Statements for the period ended June 30, 2025, no material events have occurred that required recognition or disclosure in these financial statements. Refer to Note 18 of our interim Consolidated Financial Statements for discussion.

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

Our interest rate risk is monitored using a variety of techniques. The table below ($ in thousands) presents the principal payments and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. Fair value adjustments and unamortized deferred financing costs, net, of approximately $(8.7) million are excluded. At June 30, 2025, the KeyBank Credit Facility had no outstanding balance.

	2025	2026	2027	2028	2029	Thereafter	Total
Mortgage Notes Payable	$965	$33,558	$84,107	$5,702	$80,450	$142,555	$347,337
Weighted Average Interest Rate	3.96%	4.18%	7.21%	5.75%	5.11%	5.18%	5.56%

The fair value of mortgages payable is estimated at $343.8 million at June 30, 2025.

The table above incorporates those exposures that exist at June 30, 2025; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

At June 30, 2025, we had interest rate caps and swaps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps and swaps mitigate our exposure to interest rate risk by providing a ceiling on the underlying interest rate for $101.0 million of our debt.

Based on our debt outstanding and interest rates in effect at June 30, 2025, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would increase interest expense by approximately $58,000 or decrease interest expense by approximately $58,000, respectively, for the quarter ended June 30, 2025.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2025, our total indebtedness was approximately $347.3 million. We may incur significant additional debt in the future. The Series A Preferred Stock is subordinate to all our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. In addition, our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, of which 30,000,000 have been classified as shares of Series A Preferred Stock. As of June 30, 2025, we had issued and outstanding 5,815,552 shares of Series A Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Series A Preferred Stock or any other class or series of preferred stock would dilute the interests of the holders of shares of preferred stock of the applicable class or series, and any issuance of preferred stock senior to the Series A Preferred Stock or any other class or series of preferred stock, or any issuance of additional indebtedness, could affect our ability to pay dividends on, redeem or pay the liquidation preference on any or all of the foregoing class or series of preferred stock. We may issue preferred stock on parity with the Series A Preferred Stock without the consent of the holders of the Series A Preferred Stock. Other than the right of holders to cause us to redeem the Series A Preferred Stock upon a change of control, none of the provisions relating to the Series A Preferred Stock or any other class or series of preferred stock relate to or limit our indebtedness or afford the holders of shares thereof protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of such shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

4.1

Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated April 2, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on April 8, 2014

4.2

Thirteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated September 22, 2022, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Bluerock Residential Growth REIT, Inc. on September 22, 2022

4.3

Fourteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated December 1, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2022

4.4

Fifteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated January 24, 2023, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-11 (SEC File No. 333-269415) filed on January 25, 2023

10.1

Purchase and Sale Agreement by and between BHM DST Acquisitions, LLC, and Hawthorne Pines, LLC, dated as of April 8, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2025

10.2	Bluerock Homes Trust, Inc. Amended and Restated Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2025

10.3	Bluerock Homes Trust, Inc. Amended and Restated Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2025

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Unaudited Pro Forma Condensed Consolidated Financial Statements, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 17, 2025

99.2	Presentation, dated June 4, 2025, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 4, 2025

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations and Comprehensive Income; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows; (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK HOMES TRUST, INC.

DATE: August 13, 2025	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE: August 13, 2025	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)