Form 10-Q
period 2025-09-30
Bluerock Homes Trust, Inc.
filed 2025-11-06
CIK 1903382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of November 3, 2025

Class A Common Stock: 4,048,078 shares

Class C Common Stock: 8,489 shares

BLUEROCK HOMES TRUST, INC.

FORM 10-Q

September 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	September 30,	December 31,
	2025	2024
ASSETS
Net Real Estate Investments
Land	$118,314	$103,713
Buildings and improvements	703,616	580,110
Furniture, fixtures and equipment	25,894	19,414
Construction in process	9,572	986
Total gross operating real estate investments	857,396	704,223
Accumulated depreciation	(59,831)	(42,410)
Total net operating real estate investments	797,565	661,813
Operating real estate held for sale, net	10,831	21,815
Total Net Real Estate Investments	808,396	683,628
Cash and cash equivalents	162,732	115,209
Restricted cash	20,555	16,032
Notes and accrued interest receivable, net	—	32,067
Investment in unconsolidated real estate funds	25,573	—
Accounts receivable, prepaids and other assets, net	27,531	34,575
Preferred equity investments, net	45,091	81,668
In-place lease intangible assets, net	1,843	2,749
Due from affiliates	935	1,049
Non-real estate assets associated with operating real estate held for sale	32	16
TOTAL ASSETS	$1,092,688	$966,993

LIABILITIES AND EQUITY
Mortgages payable	$393,890	$252,782
Revolving credit facilities	22,000	121,000
Accounts payable	808	803
Other accrued liabilities	25,450	16,914
Due to affiliates	7,838	5,980
Distributions payable	2,471	617
Liabilities associated with operating real estate held for sale	203	6
Total Liabilities	452,660	398,102
6.0% Series A Redeemable Preferred Stock, liquidation preference $25.00 per share, 30,000,000 shares authorized; 6,087,829 and 4,628,681 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	136,944	102,154
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 220,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock - Class A, $0.01 par value, 562,500,000 shares authorized; 4,048,078 and 3,953,919 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	40	40
Common stock - Class C, $0.01 par value, 187,500,000 shares authorized; 8,489 shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Additional paid-in-capital	121,079	118,495
Cumulative earnings in excess of distributions	10,577	20,709
Accumulated other comprehensive income (loss)	23	(164)
Total Stockholders’ Equity	131,719	139,080
Noncontrolling Interests
Operating partnership units	296,096	310,275
Partially owned properties	75,269	17,382
Total Noncontrolling Interests	371,365	327,657
Total Equity	503,084	466,737
TOTAL LIABILITIES AND EQUITY	$1,092,688	$966,993

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Rental and other property revenues	$16,610	$11,976	$49,227	$34,670
Interest income from loan investments	—	730	598	1,735
Total revenues	16,610	12,706	49,825	36,405

Expenses
Property operating	8,729	6,434	24,558	17,391
Property management and asset management fees	1,305	1,181	3,966	3,472
General and administrative	2,705	2,451	8,427	7,756
Management fees to related party	2,643	2,377	7,789	6,621
Acquisition and other transaction costs	107	17	318	21
Weather-related losses, net	37	178	82	178
Depreciation and amortization	6,754	4,883	21,435	13,712
Total expenses	22,280	17,521	66,575	49,151

Other (expense) income
Other (expense) income, net	(45)	166	(119)	106
Income from preferred equity investments	1,783	2,721	7,199	8,308
Income from investments in unconsolidated real estate funds	717	—	717	—
(Provision for) recovery of credit losses, net	—	(48)	104	(214)
(Impairment) and gain on sale of real estate investments, net	(3,944)	9,304	(2,383)	8,770
Gain on sale of available-for-sale investments, net	1,762	—	3,212	—
Loss on extinguishment of debt costs	(3)	(118)	(12)	(118)
Interest expense, net	(5,683)	(5,248)	(17,521)	(12,818)
Interest income	1,522	1,585	3,808	3,918
Total other (expense) income	(3,891)	8,362	(4,995)	7,952
(Loss) income before income taxes	(9,561)	3,547	(21,745)	(4,794)
Income tax expense	(400)	—	(1,372)	—
Net (loss) income	(9,961)	3,547	(23,117)	(4,794)
Preferred stock dividends	(2,417)	(1,412)	(6,681)	(2,227)
Preferred stock accretion	(1,574)	—	(3,370)	(181)
Net loss (income) attributable to noncontrolling interests
Operating partnership units	8,074	(2,010)	19,302	3,695
Partially-owned properties	2,270	796	5,245	1,776
Net loss (income) attributable to noncontrolling interests	10,344	(1,214)	24,547	5,471
Net (loss) income attributable to common stockholders	$(3,608)	$921	$(8,621)	$(1,731)

Net (loss) income per common share – Basic	$(0.94)	$0.24	$(2.27)	$(0.45)
Net (loss) income per common share – Diluted	$(0.94)	$0.24	$(2.27)	$(0.45)

Weighted average basic common shares outstanding	3,898,102	3,859,226	3,886,335	3,853,321
Weighted average diluted common shares outstanding	3,898,102	3,871,201	3,886,335	3,853,321

Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale investments, net	$(1,531)	$—	$605	$—
Less unrealized loss (gain) attributable to Operating partnership units	1,059	—	(418)	—
Other comprehensive (loss) income attributable to common stockholders	(472)	—	187	—
Comprehensive loss (income) attributable to noncontrolling interests	11,403	(1,214)	24,129	5,471
Comprehensive (loss) income attributable to common stockholders	$(4,080)	$921	$(8,434)	$(1,731)

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock				Accumulated
					Additional		Other
	Number		Number		Paid-in	Cumulative	Comprehensive	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Earnings	Income (Loss)	Interests	Total Equity
Balance, July 1, 2025	4,062,668	$41	8,489	$—	$120,081	$14,692	$495	$354,595	$489,904

Issuance of restricted Class A common stock for equity incentive plan compensation, net of shares withheld for employee taxes and forfeitures	(14,590)	(1)	—	—	199	—	—	—	198
Issuance of long-term incentive plan (“LTIP”) Units for equity incentive plan compensation, net of forfeitures	—	—	—	—	—	—	—	708	708
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	—	210	210
Common stock distributions declared	—	—	—	—	—	(507)	—	—	(507)
Series A Preferred Stock distributions declared	—	—	—	—	—	(2,417)	—	—	(2,417)
Series A Preferred Stock accretion	—	—	—	—	—	(1,574)	—	—	(1,574)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	(1,144)	(1,144)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	—	(696)	(696)
Acquisition of noncontrolling interests	—	—	—	—	2,659	—	—	(3,713)	(1,054)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	30,906	30,906
Total comprehensive loss	—	—	—	—	—	—	(472)	(1,059)	(1,531)
Cash redemption of Series A Preferred Stock	—	—	—	—	42	—	—	—	42
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(1,849)	—	—	1,849	—
Adjustment for noncontrolling interest ownership in partially owned properties	—	—	—	—	(53)	—	—	53	—
Net income (loss)	—	—	—	—	—	383	—	(10,344)	(9,961)
Balance, September 30, 2025	4,048,078	$40	8,489	$—	$121,079	$10,577	$23	$371,365	$503,084

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock		Additional
	Number		Number		Paid-in	Cumulative	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Earnings	Interests	Total Equity
Balance, July 1, 2024	3,946,348	$39	8,489	$—	$120,198	$22,291	$325,551	$468,079

Issuance of restricted Class A common stock for equity incentive plan compensation, net of shares withheld for employee taxes and forfeitures	(186)	—	—	—	153	—	—	153
Issuance of LTIP Units for equity incentive plan compensation	—	—	—	—	—	—	727	727
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	1,086	1,086
Series A Preferred Stock distributions declared	—	—	—	—	—	(1,412)	—	(1,412)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	(18)	(18)
Acquisition of noncontrolling interests	—	—	—	—	(2,211)	—	(650)	(2,861)
Holder redemption of Series A Preferred Stock and conversion into Class A common stock	7,757	1	—	—	139	—	—	140
Contributions from noncontrolling interests	—	—	—	—	—	—	38	38
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	1,404	—	(1,404)	—
Net income	—	—	—	—	—	2,333	1,214	3,547
Balance, September 30, 2024	3,953,919	$40	8,489	$—	$119,683	$23,212	$326,544	$469,479

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock				Accumulated
					Additional		Other
	Number		Number		Paid-in	Cumulative	Comprehensive	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance, January 1, 2025	3,953,919	$40	8,489	$—	$118,495	$20,709	$(164)	$327,657	$466,737

Issuance of restricted Class A common stock for equity incentive plan compensation, net of shares withheld for employee taxes and forfeitures	84,609	—	—	—	408	—	—	—	408
Issuance of LTIP Units for equity incentive plan compensation, net of forfeitures	—	—	—	—	—	—	—	2,511	2,511
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	—	665	665
Common stock distributions declared	—	—	—	—	—	(1,511)	—	—	(1,511)
Series A Preferred Stock distributions declared	—	—	—	—	—	(6,681)	—	—	(6,681)
Series A Preferred Stock accretion	—	—	—	—	—	(3,370)	—	—	(3,370)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	(3,423)	(3,423)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	—	(1,221)	(1,221)
Acquisition of noncontrolling interests	—	—	—	—	2,659	—	—	(3,713)	(1,054)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	72,369	72,369
Total comprehensive income	—	—	—	—	—	—	187	418	605
Cash redemption of Operating Partnership Units	—	—	—	—	8	—	—	(12)	(4)
Holder redemption of Series A Preferred Stock and conversion into Class A common stock	9,550	—	—	—	110	—	—	—	110
Cash redemption of Series A Preferred Stock	—	—	—	—	60	—	—	—	60
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(4,964)	—	—	4,964	—
Adjustment for noncontrolling interest ownership in partially owned properties	—	—	—	—	4,303	—	—	(4,303)	—
Net income (loss)	—	—	—	—	—	1,430	—	(24,547)	(23,117)
Balance, September 30, 2025	4,048,078	$40	8,489	$—	$121,079	$10,577	$23	$371,365	$503,084

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock		Additional
	Number		Number		Paid-in	Cumulative	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Earnings	Interests	Total Equity
Balance, January 1, 2024	3,871,265	$39	8,489	$—	$122,369	$24,943	$323,248	$470,599

Issuance of restricted Class A common stock for equity incentive plan compensation, net of shares withheld for employee taxes and forfeitures	73,551	—	—	—	297	—	—	297
Issuance of LTIP Units for equity incentive plan compensation	—	—	—	—	—	—	2,139	2,139
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	5,455	5,455
Series A Preferred Stock distributions declared	—	—	—	—	—	(2,227)	—	(2,227)
Series A Preferred Stock accretion	—	—	—	—	—	(181)	—	(181)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	(104)	(104)
Acquisition of noncontrolling interests	—	—	—	—	(2,211)	—	(650)	(2,861)
Holder redemption of Series A Preferred Stock and conversion into Class A common stock	9,103	1	—	—	164	—	—	165
Contributions from noncontrolling interests	—	—	—	—	—	—	991	991
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(936)	—	936	—
Net income (loss)	—	—	—	—	—	677	(5,471)	(4,794)
Balance, September 30, 2024	3,953,919	$40	8,489	$—	$119,683	$23,212	$326,544	$469,479

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(23,117)	$(4,794)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,170	14,780
Amortization of fair value adjustments	244	46
Income from preferred equity investments	(7,199)	(8,308)
Income from investments in unconsolidated real estate funds	(717)	—
Impairment and (gain on sale) of real estate investments, net	2,383	(8,770)
Gain on sale of available-for-sale investments, net	(3,212)	—
Fair value adjustment of interest rate caps and swaps	1,727	3,444
(Recovery of) provision for credit losses, net	(104)	214
Loss on extinguishment of debt costs	12	118
Noncash operating lease expense	451	—
Distributions of income and income from preferred equity investments	22,000	2,092
Distributions from investments in unconsolidated real estate funds	270	—
Share-based compensation attributable to equity incentive plan	2,919	2,436
Share-based compensation to Manager – C-LTIP Units	665	5,455
Changes in operating assets and liabilities:
Due to affiliates, net	1,845	107
Accounts receivable, prepaids and other assets	(1,712)	(5,198)
Notes and accrued interest receivable	470	(742)
Accounts payable and other accrued liabilities	8,159	3,174
Net cash provided by operating activities	28,254	4,054

Cash flows from investing activities:
Acquisitions of real estate investments	(155,761)	(51,454)
Capital expenditures	(13,663)	(5,939)
Purchase of interest rate cap	(1,564)	(2,688)
Investment in notes receivable	—	(24,554)
Investment in unconsolidated real estate fund	(25,000)	—
Repayments on notes receivable	31,700	8,284
Proceeds from sale of real estate investments	16,794	43,996
Proceeds from sale and redemption of preferred equity investments	49,564	12,768
Insurance proceeds related to real estate investments	—	149
Investment in preferred equity investments	(11,101)	(3,005)
Net cash used in investing activities	(109,031)	(22,443)

Cash flows from financing activities:
Distributions to common stockholders	(1,004)	(3,879)
Distributions to noncontrolling interests	(2,279)	(8,509)
Distributions to partially owned properties’ noncontrolling interests	(1,221)	(104)
Distributions to preferred stockholders	(6,478)	(1,731)
Contributions from noncontrolling interests	72,369	991
Purchase of interests from noncontrolling interests	(1,054)	(2,573)
Borrowings on mortgages payable	88,265	23,660
Repayments on mortgages payable including prepayment penalties	(4,865)	(21,272)
Proceeds from revolving credit facilities	42,000	35,000
Repayments on revolving credit facilities	(81,000)	—
Payments of deferred financing fees	(3,550)	(1,504)
Net proceeds from issuance of 6.0% Series A Redeemable Preferred Stock	32,281	76,730
Payments to redeem 6.0% Series A Redeemable Preferred Stock	(637)	—
Payments to redeem Operating Partnership Units	(4)	—
Net cash provided by financing activities	132,823	96,809

Net increase in cash, cash equivalents and restricted cash	$52,046	$78,420
Cash, cash equivalents and restricted cash, beginning of year	131,241	86,384
Cash, cash equivalents and restricted cash, end of period	$183,287	$164,804

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$162,732	$155,131
Restricted cash	20,555	9,673
Total cash, cash equivalents and restricted cash, end of period	$183,287	$164,804

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$13,799	$7,948

Supplemental disclosure of non-cash investing and financing activities
Distributions payable – declared and unpaid	$2,471	$548
Repayment of revolving credit facility with borrowings on mortgages payable	$60,000	$—
Mortgage assumed upon property acquisition	$—	$24,333
Capital expenditures held in accounts payable and other accrued liabilities	$1,371	$276

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

As of September 30, 2025, the Company held twenty-two real estate investments, consisting of seventeen consolidated investments and five preferred equity investments. The twenty-two investments represent an aggregate of 5,282 residential units, comprised of 4,170 consolidated units, of which 358 units are under development, and 1,112 units through preferred equity investments, which includes planned units and those under development. As of September 30, 2025, the Company’s consolidated operating investments were approximately 91.8% occupied; excluding units classified as held for sale and down/renovation units, the Company’s consolidated operating investments were approximately 93.7% occupied.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company conducts its operations through Bluerock Residential Holdings, L.P., its operating partnership (the “Operating Partnership”), of which it is the sole general partner. The consolidated financial statements include the Company’s accounts and those of the Operating Partnership and its subsidiaries. As of September 30, 2025, limited partners other than the Company owned approximately 69.30% of the common units of the Operating Partnership, of which 55.74% were held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 13.56% were held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 2.99% which were not vested at September 30, 2025.

Certain amounts in prior year financial statement presentation have been reclassified to conform to the current year presentation.

Summary of Significant Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (“SEC”) on March 20, 2025 for discussion of the Company’s significant accounting policies. During the nine months ended September 30, 2025, there were no material changes to these policies.

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

For investments that meet the criteria of a security under ASC 320 Investments – Debt Securities, the Company classifies each investment as an available-for-sale (“AFS”) debt security as it does not have the positive intent to hold all investments to maturity. The Company accounts for these investments as preferred equity investments on its consolidated balance sheets, and it earns a fixed return on these investments which is included within income from preferred equity investments on its consolidated statements of operations and comprehensive income. AFS debt securities are carried at fair value in the Company’s consolidated balance sheets, and any unrealized gains or losses on AFS debt securities are reported as a component of accumulated other comprehensive income on its consolidated balance sheets, and as a component of other comprehensive income on its consolidated statements of operations and comprehensive income. The Company evaluates each AFS debt security that has an unrealized loss recorded at the reporting date for a provision for credit loss, as applicable. Refer to the Current Expected Credit Losses (“CECL”) section of this Note for further information regarding CECL and the Company’s provision for credit losses.

Prior to the fourth quarter 2024, the Company classified its preferred equity investments as held-to-maturity debt securities as the investments met the criteria of a security under ASC 320 Investments – Debt Securities. As of September 30, 2025, the Company does not have the positive intent to hold all the securities to maturity. As such, the Company has reclassified all its previously held-to-maturity debt securities to AFS debt securities.

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

Income Taxes

For the three and nine months ended September 30, 2025, the Company recorded current income tax expense of approximately $0.3 million and $1.1 million, respectively, and state income tax expense of $0.1 million and $0.3 million, respectively, related to income earned in certain taxable REIT subsidiaries. The Company records these amounts in income tax expense on the Company’s consolidated statements of operations and comprehensive income. No income tax expense was recorded in 2024.

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

Current Expected Credit Losses

Preferred Equity Investments

The Company performs an individual assessment of expected credit losses for its preferred equity investments, which are accounted for as AFS debt securities, that have an unrealized loss recorded at the reporting date. The Company first evaluates whether it intends to sell, or it is more likely than not that it will be required to sell, the AFS debt security before recovery of its amortized cost basis. If either criteria regarding intent or requirement to sell is met, the amortized cost basis of the security is written down to its fair value through income. If these criteria are not met, the Company evaluates whether the decline in fair value of the AFS debt security has resulted from credit losses. If it is determined that the borrower is experiencing financial difficulty, or a foreclosure is probable, or the Company expects repayment through the sale of the collateral, the Company calculates expected credit losses based on the value of the underlying collateral as of the reporting date. During this review process, if the Company determines that it is probable that it will not be able to collect all amounts due for both principal and interest according to the contractual terms of an investment, the preferred equity investment is not considered fully recoverable. As such, a provision for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any remaining noncredit loss component of unrealized loss would be recognized as a component of other comprehensive income.

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

Significant Risks and Uncertainties

Uncertainty Due to Economic Volatility

The Company’s results of operations in the future may be directly or indirectly affected by uncertainties such as the effects of inflation and related volatility in the market. As inflation accelerated rapidly in the first half of 2023, the Federal Reserve increased interest rates a total of four times during 2023 to curb the effects of rising inflation. While the Federal Reserve reduced interest rates by an aggregate of 100-basis points during 2024 and by another 25-basis points in September 2025, there can be no assurances that interest rates will not rise again, and the Company’s operating costs, including utilities and payroll, may increase as a result of increases in inflation. Rising interest rates cause uncertainty in credit and capital markets which could have material and adverse effects on the Company’s financial condition, results of operations and cash flows. In addition, any tariffs imposed by the current administration or other countries may cause further inflationary pressures in the economy, uncertainty and volatility of debt and equity markets, and a slowdown in the U.S. and global economies. The announced tariffs are likely to increase construction costs and further reduce already constrained new supply starts, which could adversely impact the timing of actual completion and/or stabilization of build-to-rent communities, including potential delays due to supply shortages and labor shortages. The long-term impact of these economic developments will largely depend on any future action by the Federal Reserve, future laws that may be enacted, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets. The Company continues to closely monitor the impact of economic volatility on all aspects of its business.

Note 3 – Acquisition of Real Estate

Acquisition of Southern Pines Reserve

On April 28, 2025, the Company, through a Delaware statutory trust (the “Southern Pines DST”), acquired a 272-unit residential community located in Aberdeen, North Carolina known as Southern Pines Reserve, aka Hawthorne. The purchase price of $56.6 million was funded with (i) a $30.7 million senior loan secured by Southern Pines Reserve, (ii) borrowings of $20.0 million through the Company’s existing credit facility with KeyBank National Association (the “KeyBank Credit Facility” – refer to Note 10 for further information), and (iii) cash of $8.9 million funded by the Company, inclusive of certain adjustments typical in such real estate transactions.

Acquisition of Skytop Apartments

On September 29, 2025, the Company, through a Delaware statutory trust (the “Skytop DST”), acquired a 361-unit residential community located in Cincinnati, Ohio known as Skytop Apartments. The purchase price of $88.5 million was funded with (i) a $57.5 million senior loan secured by Skytop Apartments, (ii) borrowings of $22.0 million through the KeyBank Credit Facility, and (iii) cash of $13.0 million funded by the Company, inclusive of certain adjustments typical in such real estate transactions.

Southern Pines Reserve and Skytop Apartments are the second and third properties, respectively, acquired by the Company through Delaware statutory trusts (each, a “DST”) to be part of private placement offerings through which interests in each DST will be issued to third party accredited investors therein. Refer to Note 9 for further information on the Company’s DST Program.

Harmony at Clear Creek Development

On September 30, 2025, the Company, through a joint venture with an unaffiliated third party (the “Harmony JV”), in which the Company holds an 85% interest, acquired land located in Shawnee, Kansas for a purchase price of $2.3 million for the development of an approximately 188-unit residential community to be known as Harmony at Clear Creek. In connection with the acquisition and planned development, the Harmony JV entered into a construction loan agreement providing for borrowings of up to $46.5 million. At September 30, 2025, the outstanding balance under the construction loan was negligible and is included in mortgages payable on the Company’s consolidated balance sheets. The interest rate cap associated with the construction loan, and any capitalized interest, is recorded within construction in process on the consolidated balance sheets. The Company accounts for Harmony at Clear Creek as a consolidated investment.

Purchase Price Allocation

The real estate acquisitions above have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets based on their estimated fair values at the dates of acquisition.

The following table summarizes the assets acquired at the acquisition dates for the Company’s acquisitions made during the nine months ended September 30, 2025 (amounts in thousands):

Purchase
Price
Allocation
Land	$15,723
Building	104,504
Building improvements	3,632
Land improvements	17,290
Furniture and fixtures	3,849
Construction in process	2,551
Accounts receivable, prepaids and other assets, net	5,534
In-place leases	2,678
Total assets acquired (1)	$155,761
(1)	The $155.8 million in total assets acquired includes $8.4 million of acquisition expenses that have been capitalized as the acquisitions have been accounted for as asset acquisitions.

In connection with the acquisition of Skytop Apartments, the Company allocated approximately $5.5 million of the purchase price to a real estate tax abatement, which is recorded as an intangible asset within accounts receivable, prepaids, and other assets, net on the Company’s consolidated balance sheets. The tax abatement is being amortized on a straight-line basis over its estimated remaining useful life of approximately 13.3 years. As the acquisition of Skytop Apartments occurred near the end of the reporting period, no amortization expense related to the tax abatement was recorded for the three or nine months ended September 30, 2025.

The following table presents the estimated future amortization expense of the tax abatement as of September 30, 2025 (in thousands):

Year	Total
2025 (October 1 – December 31)	$104
2026	418
2027	418
2028	418
2029	418
Thereafter	3,758
$5,534

Acquisition of Additional Interests in Investments

On July 11, 2025, the Company purchased the noncontrolling partner’s interest in each of the Peak JV 2 and Peak JV 3 portfolios for $0.2 million and $0.9 million, respectively. The Company increased its interest in (i) the Peak JV 2 portfolio from 80% to 100% and (ii) the Peak JV 3 portfolio from 56% to 100%.

Note 4 – Sale of Real Estate Assets

Sales of Consolidated Operating Units

During the three months ended September 30, 2025, the Company closed on the following sales: 3 units in the ILE portfolio, 2 units in the Indy-Springfield portfolio, 3 units in the Peak JV 2 portfolio, and 11 units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sale agreements. The 19 units were all previously classified as held for sale and sold for an aggregate of approximately $3.3 million, subject to certain closing costs, prorations and adjustments typical in such real estate transactions. After deducting the paydown of existing mortgage indebtedness encumbering 3 units in the ILE portfolio of approximately $0.4 million, the sales of the 19 units generated net proceeds of approximately $2.6 million and a gain on sales of approximately $0.2 million.

During the nine months ended September 30, 2025, the Company closed on the following sales: 20 units in the ILE portfolio, 14 units in the Indy-Springfield portfolio, 22 units in the Peak JV 2 portfolio, and 48 units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sale agreements. The 104 units were all previously classified as held for sale and sold for an aggregate of approximately $18.4 million, subject to certain closing costs, prorations and adjustments typical in such real estate transactions. After deducting the paydown of existing mortgage indebtedness encumbering 19 units in the ILE portfolio of approximately $3.5 million, the sales of the 104 units generated net proceeds of approximately $13.3 million and a gain on sales of approximately $2.0 million.

Held for Sale

At September 30, 2025 and December 31, 2024, the Company classified an aggregate of 84 units and 167 units, respectively, as held for sale on its consolidated balance sheets. For the three and nine months ended September 30, 2025 and 2024, the Company recorded an impairment of $0.4 million and $0.9 million, and $0.6 million and $2.1 million, respectively, related to held for sale units which is included in (impairment) and gain on sale of real estate investments, net on its consolidated statements of operations and comprehensive income. The 84 units classified as held for sale at September 30, 2025 are all reported in the Company’s scattered single-family homes segment and are included in the following portfolios: 4 units of Golden Pacific, 5 units of ILE, 23 units of Indy-Springfield, 10 units of Peak JV 2, and all 42 units of Peak JV 3. These units were identified based on submarket analysis and individual unit-level operational review. Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on the Company’s consolidated balance sheets.

Note 5 - Investments in Real Estate

As of September 30, 2025, the Company held twenty-two real estate investments, consisting of seventeen consolidated operating investments and five held through preferred equity investments. The following tables provide summary information regarding the Company’s consolidated operating investments and preferred equity investments.

Consolidated Investments

		Number of	Ownership
Operating Investment Name	Location / Market	Units (1)	Interest
Residential Communities
Allure at Southpark	Charlotte, NC	350	98%
Amira at Westly	Tampa, FL	408	(2)
Avenue at Timberlin Park	Jacksonville, FL	200	100%
Skytop Apartments (3)	Cincinnati, OH	361	100%
Southern Pines Reserve (3)	Aberdeen, NC	272	54%
Villas at Huffmeister	Houston, TX	294	95%
Wayford at Concord	Concord, NC	150	83%
Yauger Park Villas	Olympia, WA	80	95%
Total Residential Communities Units		2,115

Scattered Single-Family Homes
Ballast	AZ / CO / WA	84	95%
Golden Pacific	IN / KS / MO	169	97%
ILE	TX / SE US	458	95%
Indy-Springfield	IN / MO	309	100%
Peak JV 2	Various / TX	551	100%
Peak JV 3	Dallas-Fort Worth, TX	42	100%
Savannah-84	Savannah, GA	84	100%
Total Scattered Single-Family Homes		1,697
Total Operating Units		3,812

Development Investment Name
Residential Communities
Abode Wendell Falls	Wendell, NC	170	100%
Harmony at Clear Creek	Shawnee, KS	188	85%
Total Development Units		358
Total Units		4,170
(1)	Total number of units includes an aggregate of 84 units classified as held for sale, with such units included in the following portfolios: 4 units of Golden Pacific, 5 units of ILE, 23 units of Indy-Springfield, 10 units of Peak JV 2, and all 42 units of Peak JV 3.
(2)	Amira at Westly is held through the Company’s DST Program (refer to Note 9 for further information). The Amira at Westly DST has been fully subscribed with equity from individual investors.
(3)	Skytop Apartments and Southern Pines Reserve are held through the Company’s DST Program.

Depreciation expense was $6.3 million and $4.1 million, and $17.8 million and $12.4 million, for the three and nine months ended September 30, 2025 and 2024, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. Amortization expense related to the in-place leases was $0.5 million and $0.8 million, and $3.6 million and $1.3 million, for the three and nine months ended September 30, 2025 and 2024, respectively.

Preferred Equity Investments

		Actual /
		Planned
		Number of
Development Investment Name	Location	Units
Canvas at Wildwood	Wildwood, FL	224
River Ford	Brunswick, GA	170
Sanford Marketplace	Sanford, NC	300
Total Development Units		694

Lease-up Investment Name
Chandler	Chandler, AZ	208
Total Lease-up Units		208

Operating Investment Name (1)
Wayford at Innovation Park	Charlotte, NC	210
Total Operating Units		210
Total Units		1,112
(1)	Operating investment represents a stabilized operating property.

Note 6 – Notes and Interest Receivable

Following is a summary of the notes and accrued interest receivable due from loan investments at December 31, 2024 (amounts in thousands). The Company held no loan investments and there were no outstanding interest receivable amounts due to the Company at September 30, 2025.

December 31,
Investment Name	2024
Notes Receivable (1)
Wayford at Pringle	$22,300
Willow Park	9,400
Total notes receivable	$31,700

Accrued Interest Receivable (1)
Wayford at Pringle	$419
Willow Park	51
Total accrued interest receivable	$470
Total notes and accrued interest receivable	$32,170
Allowance for credit losses	(103)
Total, net	$32,067
(1)

In February and May 2025, the Company’s loan investments in each of Wayford at Pringle and Willow Park were paid off in full, respectively, including any accrued but unpaid interest amounts. Refer to the Loan Investment Summary disclosure below for further information.

Allowance for Credit Losses

The allowance for credit losses of the Company’s loan investments at September 30, 2025 and December 31, 2024 are summarized in the table below (amounts in thousands).

	September 30,	December 31,
	2025	2024
Beginning balances, net as of January 1, 2025 and 2024, respectively	$103	$16
(Recovery of) provision for credit losses on pool of assets, net (1)	(103)	87
Allowance for credit losses, net, end of period	$—	$103
(1)

Under CECL, a provision for, or recovery of, credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The recovery of credit losses during the period ended September 30, 2025 was attributable to the removal of the two remaining investments from the pool of assets.

Following is a summary of the interest income from loan investments for the three months ended September 30, 2024 and the nine months ended September 30, 2025 and 2024 (amounts in thousands). The Company did not record any interest income from loan investments during the three months ended September 30, 2025 as it held no loan investments during this period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Investment Name	2025	2024	2025	2024
The Woods at Forest Hill (1)	$—	$7	$—	$254
Wayford at Pringle (2)	—	601	327	1,118
Willow Park (2)	—	122	271	363
Total	$—	$730	$598	$1,735
(1)	In August 2024, the Company’s loan investment in The Woods at Forest Hill was paid off in full.
(2)	In February and May 2025, the Company’s loan investments in each of Wayford at Pringle and Willow Park were paid off in full, respectively, including any accrued but unpaid interest amounts.

Loan Investment Summary

During the nine months ended September 30, 2025, the Company’s two remaining loan investments were paid off in full, including any accrued but unpaid interest amounts, as follows: (i) Wayford at Pringle in the aggregate amount of $23.0 million, which included the Company’s principal investment of $22.3 million and accrued interest of $0.7 million, and (ii) Willow Park in the aggregate amount of $9.4 million, which included the Company’s principal investment of $9.4 million and a negligible amount of accrued interest.

Note 7 – Investment in Unconsolidated Real Estate Fund

At September 30, 2025, the Company, through a wholly-owned subsidiary of the Operating Partnership, had one investment in an unconsolidated real estate fund which is accounted for under the equity method. The Company earns a return on its investment which is recognized on a one-quarter lag and is recorded in income from investments in unconsolidated real estate funds on its consolidated statement of operations and comprehensive income.

The carrying amount of the Company’s investment in the unconsolidated real estate fund at September 30, 2025 is summarized below (amounts in thousands). The Company held no investments in unconsolidated real estate funds at December 31, 2024.

	Weighted Average Company	September 30,
Investment Name	Ownership Percentage (1)	2025
Marble Capital Income and Impact Fund, LP (2)	11.7%	$25,573
Total		$25,573
(1)	Weighted average ownership percentage as of September 30, 2025.
(2)	The Company accounts for its investment in the Marble Capital Income and Impact Fund, LP under the equity method as the Company considers its degree of influence to be more than minor.

Summary combined financial information for the Company’s investment in the unconsolidated real estate fund at June 30, 2025, and for the three and six months ended June 30, 2025, is summarized below (amounts in thousands):

June 30,
Balance Sheet	2025
Investments	$213,020
Cash and cash equivalents	4,219
Receivables and other assets	3,096
Total assets	$220,335

Liabilities	$2,565
Partners’ capital	217,770
Total liabilities and partners’ capital	$220,335

	Three Months Ended	Six Months Ended
Operating Statement	June 30, 2025	June 30, 2025
Investment income	$2,637	$5,183
Expenses	(531)	(966)
Net investment income	2,106	4,217

Net gain on investments	6,333	6,507
Net decrease from non-controlling interest	(3)	—
Net increase in partners’ capital	$8,436	$10,724

Unconsolidated Real Estate Fund Investment Summary

On April 25, 2025, the Company closed on the acquisition of a limited partnership interest in Marble Capital Income and Impact Fund, LP (the “Marble Fund”) for a purchase price of $25.0 million. The Marble Fund owns a diversified portfolio of multifamily assets and build-to-rent multifamily investments located in the United States.

Note 8 – Preferred Equity Investments

At September 30, 2025, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding preferred equity investments in five joint ventures which are classified as available-for-sale debt securities. The Company earns a fixed return on these investments which is included within income from preferred equity investments on its consolidated statements of operations and comprehensive income. Each joint venture’s purpose is to develop or operate a portfolio of residential units.

The carrying amount of the Company’s preferred equity investments at September 30, 2025 and December 31, 2024 is summarized in the table below (amounts in thousands):

	September 30,	December 31,
Investment Name	2025	2024
Canvas at Wildwood	$7,727	$1,928
Chandler	15,000	15,000
Indigo Cove (1)	—	3,581
River Ford	5,016	3,788
Sanford Marketplace	1,870	—
The Cottages at Myrtle Beach (2)	—	17,913
The Cottages of Port St. Lucie (2)	—	18,785
Wayford at Innovation Park	15,400	13,400
Wayford at Pringle (1)	—	7,800
Total	$45,013	$82,195
Gross unrealized gain (loss), net	78	(527)
Total, net	$45,091	$81,668
(1)	In April 2025, the Company’s preferred equity interests in Indigo Cove and Wayford at Pringle were sold. Refer to the Preferred Equity Investment Summary disclosure below for further information.
(2)	The Company’s preferred equity investments in The Cottages at Myrtle Beach and The Cottages of Port St. Lucie were fully redeemed in April and July 2025, respectively. Refer to the Preferred Equity Investment Summary disclosure below for further information.

The following table summarizes the net carrying amount and fair value of the Company’s preferred equity investments, which are classified as available-for-sale debt securities, by contractual maturity at September 30, 2025 (amounts in thousands):

	Available-for-sale
	Net carrying amount	Fair value
Due within one year	$30,396	$30,396
Due after one year through three years	6,912	6,912
Due after three years	7,783	7,783
Total	$45,091	$45,091

The following table summarizes the Company’s income from preferred equity investments for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment Name	2025	2024	2025	2024
Canvas at Wildwood	$258	$—	$524	$—
Chandler	518	518	1,536	1,542
Indigo Cove (1)	—	102	200	104
Peak Housing (2)	—	94	—	523
River Ford	238	—	642	—
Sanford Marketplace	74	—	74	—
The Cottages at Myrtle Beach (3)	—	664	815	1,977
The Cottages of Port St. Lucie (3)	182	696	1,552	2,074
The Woods at Forest Hill (2)	—	219	—	814
Wayford at Innovation Park	513	428	1,478	1,274
Wayford at Pringle (1)	—	—	378	—
Total income from preferred equity investments (4)	$1,783	$2,721	$7,199	$8,308
(1)	In April 2025, the Company’s preferred equity interests in Indigo Cove and Wayford at Pringle were sold.
(2)	The Company’s preferred equity investments in Peak Housing and The Woods at Forest Hill were fully redeemed in September and November 2024, respectively.
(3)	The Company’s preferred equity investments in The Cottages at Myrtle Beach and The Cottages of Port St. Lucie were fully redeemed in April and July 2025, respectively.
(4)	Total income from preferred equity investments includes both current and accrued income amounts. For the three and nine months ended September 30, 2025 and 2024, the accrued portion of total income was $1.6 million and $2.6 million, and $4.3 million and $7.8 million, respectively. At September 30, 2025 and December 31, 2024, the Company had $10.4 million and $23.3 million, respectively, of total accrued preferred equity income, which is recorded in accounts receivable, prepaids and other assets, net on its consolidated balance sheets.

Preferred Equity Investment Summary

During the nine months ended September 30, 2025, the Company (i) increased its original capital commitment for preferred equity interests in Wayford at Innovation Park by $2.0 million, increasing its total investment to $15.4 million, (ii) entered into a joint venture agreement with an unaffiliated third party and made a commitment to invest $16.2 million for preferred equity interests in the development of an approximately 300-unit residential community located in Sanford, North Carolina known as Sanford Marketplace, and (iii) had its preferred equity investments in two joint ventures with unaffiliated third parties fully redeemed as follows: (a) The Cottages at Myrtle Beach redeemed in the aggregate amount of $28.1 million, which included the Company’s principal investment of $17.9 million, and accrued preferred return and outstanding amounts of $10.2 million, and (b) The Cottages of Port St. Lucie redeemed in the aggregate amount of $30.0 million, which included the Company’s principal investment of $18.8 million, and accrued preferred return and outstanding amounts of $11.2 million.

In addition, the Company sold its preferred equity interests in Indigo Cove and Wayford at Pringle to a joint venture, with such joint venture including an affiliate of Bluerock Homes Manager, LLC (the Company’s external manager), in the aggregate amounts of $4.2 million and $9.2 million, respectively, which included the Company’s outstanding principal investments and accrued preferred returns, net of any reimbursements.

As of September 30, 2025, the Company had funded $14.6 million of its $37.8 million aggregate commitment to fund capital for preferred equity interests in Canvas at Wildwood, River Ford, and Sanford Marketplace.

Note 9 – DST Program

The Company has a program (collectively, the “DST Program”) through which it raises capital in private placement offerings of beneficial interests in specific Delaware statutory trusts (each, a “DST”) holding real properties (each, a “DST Property”). Each DST Property is leased-back by a wholly-owned subsidiary of the Operating Partnership on a long-term basis through a master lease agreement. The master lease agreement is partially guaranteed by the Operating Partnership in the form of a demand note capitalizing the lessee. Additionally, the Operating Partnership retains a fair market value purchase option giving it the right, but not the obligation, to acquire the interests in the DST from the investors in exchange for OP Units or cash commencing two years after full syndication. As the Company is the primary beneficiary of the DST Property for financial reporting purposes, the Company consolidates the DST Property and operations in its financial statements.

Under the master lease, a wholly-owned indirect subsidiary of the Operating Partnership is responsible for subleasing the property to tenants, paying certain underlying costs associated with operating the property, and remitting rent to the DST that owns such property.

The following table summarizes the Company’s offerings in its DST Program as of September 30, 2025 (amounts in thousands):

		Net Offering Proceeds
Investment	Location	Raised	Net Real Estate Investments
Amira at Westly (1)	Tampa, FL	$59,812	$102,740
Skytop Apartments (2)	Cincinnati, OH	—	84,211
Southern Pines Reserve	Aberdeen, NC	15,651	56,949
Total		$75,463	$243,900
(1)The Amira at Westly DST has been fully subscribed with equity from individual investors.
(2)Skytop Apartments was acquired on September 29, 2025.

Note 10— Revolving Credit Facilities

The outstanding balances on the revolving credit facilities at September 30, 2025 and December 31, 2024 were as follows (amounts in thousands):

	September 30,	December 31,
Revolving Credit Facilities	2025	2024
KeyBank Credit Facility	$22,000	$36,000
Amended DB Credit Facility	—	85,000
Total	$22,000	$121,000

Amended Deutsche Bank Credit Facility (“Amended DB Credit Facility”)

In December 2023, certain of the Company’s subsidiaries entered into an amended and restated credit facility (the “Amended DB Credit Facility”) with Deutsche Bank Securities Inc. (“Deutsche Bank”), as sole lead arranger, Deutsche Bank AG, New York Branch, as administrative agent, the financial institutions party thereto as lenders and Computershare Trust Company, N.A., as paying agent and calculation agent, and the Company as a guarantor. The Amended DB Credit Facility provided for a revolving loan with a maximum commitment amount of $150 million. Borrowings under the Amended DB Credit Facility were limited to financings related to the acquisition, renovation, rehabilitation, maintenance and leasing of single-family residential units in the Indy-Springfield, Peak JV 2 and Savannah-84 portfolios. Borrowings under the Amended DB Credit Facility bore interest on the amount drawn at Term Secured Overnight Financing Rate (“SOFR”) plus 2.80%, and borrowings could be prepaid without premium or penalty. On April 4, 2025, the Company entered into an amended and restated agreement with Deutsche Bank that replaced the Amended DB Credit Facility with a senior loan (the “DB Loan” - refer to Note 11 for further information).

KeyBank Credit Facility

In October 2024, the Company, through a subsidiary of its Operating Partnership, entered into a credit agreement with KeyBank National Association (the “KeyBank Credit Facility”) related to the Company’s DST Program. The KeyBank Credit Facility provides for a revolving loan with a maximum commitment amount of $50 million. The Company has provided a guarantee on any outstanding balance and up to the full commitment and has pledged interests in certain assets as collateral. Borrowings under the KeyBank Credit Facility bear interest per annum, at the Company’s option, at SOFR (Daily Simple or Term) plus 3.60% or the base rate plus 2.50% (base rate determined by reference to the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) Adjusted Term SOFR for a one-month interest period plus 1.00%), and borrowings can be prepaid without premium or penalty. At September 30, 2025, the interest rate on outstanding borrowings was 7.76%. The Company pays a fee on the unused portion of the KeyBank Credit Facility at an annual rate of 0.30%. The KeyBank Credit Facility matures on October 25, 2026; however, borrowings under the KeyBank Credit Facility mature one-year from the date of funding, subject to certain minimum paydowns, and timing of such paydowns, pursuant to the terms of the KeyBank Credit Facility. The KeyBank Credit Facility contains certain financial and operating covenants, including maximum leverage ratio, minimum debt service coverage ratio and minimum tangible net worth. At September 30, 2025, the KeyBank Credit Facility was drawn at $22.0 million, and the Company was in compliance with all covenants under the KeyBank Credit Facility.

Note 11 – Mortgages Payable

The following table summarizes certain information at September 30, 2025 and December 31, 2024 with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of September 30, 2025
	September 30,	December 31,		Interest-only
Property	2025	2024	Interest Rate	through date	Maturity Date
Fixed Rate:
Allure at Southpark	$55,166	$55,166	5.58%	Interest-only	January 1, 2030
Amira at Westly	56,650	56,650	4.81%	Interest-only	November 1, 2034
Avenue at Timberlin Park	23,660	23,660	5.47%	August 2027	August 1, 2029
ILE (1)	23,620	27,748	4.14%	(2)	(1)
Skytop Apartments	57,525	—	4.98%	Interest-only	October 1, 2035
Southern Pines Reserve	30,739	—	5.13%	Interest-only	May 1, 2035
Villas at Huffmeister	26,977	27,357	3.56%	(2)	October 1, 2029
Yauger Park Villas (3)	13,804	14,044	4.86%	(2)	April 1, 2026
Total Fixed Rate	$288,141	$204,625

Floating Rate:
DB Loan (4)	$60,000	$—	5.45%	Interest-only	October 4, 2027
Harmony at Clear Creek (5)	1	—	7.28%	Interest-only	September 30, 2028
ILE (6)	22,885	23,000	7.12%	Interest-only	October 1, 2027
Wayford at Concord (7)	32,973	32,973	4.73%	May 2027	May 1, 2029
Total Floating Rate	$115,859	$55,973
Total	$404,000	$260,598
Fair value adjustments	(2,157)	(2,400)
Deferred financing costs, net	(7,953)	(5,416)
Total mortgages payable	$393,890	$252,782
(1)

ILE’s fixed rate debt represents the aggregate debt outstanding across three separate credit agreements. Of the outstanding balance, one credit agreement (“CA1”) has a balance of $3.4 million at a fixed rate of 3.50%, the second credit agreement (“CA2”) has a balance of $15.8 million at a fixed rate of 3.75%, and the third credit agreement (“CA3”) has a balance of $4.4 million at a fixed rate of 6.00%. CA1 and CA3 each bear interest at a floating rate that is subject to an interest rate swap to effectuate a fixed rate; refer to Note 13 for further information. CA1 and CA2 both mature in 2026; CA3 matures in 2028. The ILE credit agreements contain certain financial and operating covenants, including minimum liquidity and minimum debt service coverage.

(2)	The loan requires monthly payments of principal and interest.
(3)	The principal balance includes a $9.5 million senior loan at a fixed rate of 4.81% and a $4.3 million supplemental loan at a fixed rate of 4.96%.
(4)

The Deutsche Bank loan (“DB Loan”) bears interest at one-month Term SOFR plus 2.95%. In September 2025, the one-month Term SOFR in effect was 4.28%. The Term SOFR rate is subject to a 2.50% rate cap through April 2026; refer to Note 13 for further information. The DB Loan contains certain financial and operating covenants, including maximum leverage, minimum debt yield and minimum debt service coverage.

(5)	Represents a construction loan with a maximum commitment of $46.5 million. At September 30, 2025, a negligible amount was drawn on the loan.
(6)	The ILE loan bears interest at one-month Term SOFR plus 2.85%, subject to a 6.50% rate floor, and contains a minimum debt service coverage covenant.
(7)

The Wayford at Concord loan bears interest at the 30-day average SOFR plus 2.23%. In September 2025, the 30-day average SOFR in effect was 4.35%. SOFR rate is subject to a 2.50% rate cap through April 2027; refer to Note 13 for further information.

Deferred financing costs

Costs incurred in obtaining long-term financing are amortized on a straight-line basis to interest expense over the terms of the related financing agreements, as applicable, which approximates the effective interest method. Amortization of deferred financing costs, including amounts related to the revolving credit facilities (refer to Note 10 for further information), for the three and nine months ended September 30, 2025 and 2024 was $0.5 million and $0.4 million, and $1.7 million and $1.1 million, respectively.

Fair value adjustments of debt

The Company records a fair value adjustment based upon the fair value of the loans on the date they were assumed in conjunction with acquisitions. The fair value adjustments are being amortized to interest expense over the remaining life of the loans.

Loss on Extinguishment of Debt and Debt Modification Costs

Upon repayment of or in conjunction with a material change (i.e., a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes-off any unamortized deferred financing costs and fair market value adjustments related to the original debt that was extinguished. Prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized would also be included within loss on extinguishment of debt and debt modification costs on the consolidated statements of operations and comprehensive income. The Company had a negligible amount of loss on extinguishment of debt and no debt modification costs during the three and nine months ended September 30, 2025. The Company had $0.1 million of loss on extinguishment of debt and no debt modification costs for both the three and nine months ended September 30, 2024.

Debt maturities

At September 30, 2025, contractual principal payments of the Company’s borrowings, including its KeyBank Credit Facility, for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2025 (October 1 - December 31)	$459
2026	55,316
2027	83,992
2028	5,703
2029	80,450
Thereafter	200,080
$426,000
Add: Unamortized fair value debt adjustment	(2,157)
Subtract: Deferred financing costs, net	(7,953)
Total	$415,890

The net book value of real estate assets providing collateral for these above borrowings was $721.3 million at September 30, 2025.

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

Fair Value of Financial Instruments

At September 30, 2025 and December 31, 2024, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due from and due to affiliates, revolving credit facilities, accounts payable, other accrued liabilities, and distributions payable approximate fair value based on their highly liquid nature and/or short-term maturities and are classified in Level 1 of the fair value hierarchy. The carrying values of notes receivable approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

At September 30, 2025, the fair value of the Marble Fund is based upon the net asset value reported within the Marble Fund’s financial information. This financial information represents market prices within an inactive market as the Marble Fund prices units based on the net asset value of the fund. Entrants to the fund are priced based upon the current net asset value of the fund at the time of investment. As such, the carrying value of the Marble Fund approximates fair value, and the financial information used to determine the fair value of the Company’s investment in the Marble Fund represents market-corroborated inputs of the asset, which is considered a Level 2 input within the fair value hierarchy. The Company held no investments in unconsolidated real estate funds at December 31, 2024. Refer to Note 7 for further information on the Marble Fund.

As of September 30, 2025 and December 31, 2024, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $401.4 million and $250.2 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $401.8 million and $258.2 million, respectively. The fair value of mortgages payable is estimated based on interest rates obtained from a third party for similar types of borrowing arrangements and accordingly, the fair value of mortgages payable is classified in Level 2 of the fair value hierarchy.

The carrying values and fair values of the Company’s financial instruments recorded at fair value on a recurring basis at September 30, 2025 and December 31, 2024 are summarized in the table below (amounts in thousands):

		September 30, 2025		December 31, 2024
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Preferred equity investments (1)	Level 3	$45,091	$45,091	$81,668	$81,668
Derivative financial instruments (2)	Level 2	1,057	1,057	1,220	1,220
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

The Company’s operating units classified as held for sale for which it has recorded impairments, measured at fair value on a non-recurring basis, for the three and nine months ended September 30, 2025 and 2024 are summarized in the table below (amounts in thousands). The units classified as held for sale are all reported in the Company’s scattered single-family homes segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Investment in operating units classified as held for sale (Level 3)	2025	2024	2025	2024
Pre-impairment amount	$7,164	$10,944	$7,189	$12,930
Total impairments (1)	(384)	(948)	(409)	(2,079)
Fair value (2)	$6,780	$9,996	$6,780	$10,851
(1)	Impairment amounts are included in (impairment) and gain on sale of real estate investments, net on the Company’s consolidated statements of operations and comprehensive income.
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

Fair Value Measurements on a Nonrecurring Basis

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its operating real estate and related intangible assets may not be recoverable. If the Company does not believe that it will be able to recover the carrying value of operating real estate, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the operating real estate. Fair value is determined by using valuation techniques appropriate to the specific operating asset, which may include discounted cash flow analysis or a broker’s opinion of value. These valuation methods utilize inputs that fall within Level 3 of the fair value hierarchy. During the three and nine months ended September 30, 2025, the Company recognized an impairment loss of approximately $3.8 million related to its Peak JV 2 portfolio, which is included in the Company’s scattered single-family homes segment. The impairment loss is reflected in (impairment) and gain on sale of real estate investments, net within the Company’s consolidated statements of operations and comprehensive income. Of the total impairment loss, approximately $3.5 million was attributable to a revised hold period assessment for 75 units within the portfolio that are now expected to be sold in the near term. The remaining $0.3 million impairment was driven by deterioration in submarket conditions. No impairment losses were recorded on operating real estate or related intangible assets during the three and nine months ended September 30, 2024.

The Company’s operating units for which it has recorded impairments, measured at fair value on a non-recurring basis, for the three and nine months ended September 30, 2025 and 2024 are summarized in the table below (amounts in thousands). The operating units for which the Company has recorded impairment losses are all reported in the Company’s scattered single-family homes segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Investment in operating units (Level 3)	2025	2024	2025	2024
Pre-impairment amount	$12,980	$12,018	$12,980	$12,018
Total impairments (1)	(3,792)	—	(3,792)	—
Fair value (2)	$9,188	$12,018	$9,188	$12,018
(1)	Impairment amounts are included in (impairment) and gain on sale of real estate investments, net on the Company’s consolidated statements of operations and comprehensive income.
(2)	Operating real estate assets for which the Company has recorded impairment losses are reported at the lower of their carrying value or estimated fair value and are included within total net operating real estate investments on the Company’s consolidated balance sheets. The estimated fair value is based on estimates obtained from third-party brokers and current market conditions.

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

At September 30, 2025, the Company had interest rate caps and swaps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying interest rate for $100.8 million of the Company’s debt. The following table summarizes the Company’s derivative financial instruments at September 30, 2025 ($ in thousands):

	Interest Rate Caps	Interest Rate Swaps
Notional balance	$139,493	$10,511
Number of instruments	3	2
Earliest maturity date	May 2026	March 2026
Latest maturity date	October 2027	August 2028

The table below presents the classification and fair value of the Company’s derivative financial instruments on its consolidated balance sheets at September 30, 2025 and December 31, 2024 (amounts in thousands):

Derivatives not designated as hedging		Fair Values of Derivative Instruments
instruments under ASC 815-20	Balance Sheet Location	September 30, 2025	December 31, 2024
Interest rate caps	Accounts receivable, prepaids and other assets, net	$970	$857
Interest rate swaps	Accounts receivable, prepaids and other assets, net	87	363

The table below presents the classification and effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

		The Effect of Derivative Instruments
		on the Statements of Operations and Comprehensive Income
Derivatives not designated as hedging	Location of Loss	Three Months Ended September 30,		Nine Months Ended September 30,
instruments under ASC 815-20	Recognized in Income	2025	2024	2025	2024
Interest rate caps	Interest expense, net	$(423)	$(1,578)	$(1,451)	$(3,184)
Interest rate swaps	Interest expense, net	(71)	(310)	(277)	(260)

Note 14 – Related Party Transactions

Management Agreement

In October 2022, the Company entered into a management agreement (the “Management Agreement”) with the Operating Partnership and Bluerock Homes Manager, LLC (the “Manager”) pursuant to which the Manager provides for the day-to-day management of the Company’s operations. Pursuant to the terms of the Management Agreement, the Manager provides the Company with a management team and appropriate support personnel to provide such management services to the Company. The Management Agreement requires the Manager to manage the Company’s business affairs under the supervision and direction of the Company’s board of directors (the “Board”). Specifically, the Manager is responsible for (i) the selection, purchase and sale of the Company’s portfolio investments, (ii) the Company’s financing activities, and (iii) providing the Company with advisory services, in each case in conformity with the investment guidelines and other policies approved and monitored by its Board. The Management Agreement expires on October 6, 2025 and will be automatically renewed for a one-year term on each anniversary date thereafter unless earlier terminated or not renewed in accordance with the terms thereof.

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

For the three and nine months ended September 30, 2025, the Company recorded base management fees of $2.6 million and $7.8 million, respectively, of which $0.2 million and $0.6 million, respectively, were, or shall be, paid in C-LTIP Units with the remainder paid in cash. For the three and nine months ended September 30, 2024, the Company recorded base management fees of $2.4 million and $6.6 million, respectively, of which one half (50%) was paid in C-LTIP Units and the remainder paid in cash. There have been no incentive fee expenses incurred during 2025 or the year ended December 31, 2024.

For the three and nine months ended September 30, 2025 and 2024, the Company recorded operating expense reimbursements of $1.0 million and $1.0 million, and $3.0 million and $3.3 million, respectively. Commencing with operating expense reimbursements for the first quarter 2024, the Company paid the operating expense reimbursement to the Manager entirely in cash. In addition, for the three and nine months ended September 30, 2025 and 2024, the Company recorded direct expense reimbursements of $0.1 million and $0.1 million, and $0.4 million and $0.3 million, respectively, which were, or shall be, paid to the Manager in cash. Both the operating and direct expense reimbursements were recorded as part of general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income.

The table below presents the related party amounts payable to the Manager at September 30, 2025 and December 31, 2024 pursuant to the terms of the Management Agreement (amounts in thousands). The Company records these payables in due to affiliates on its consolidated balance sheets.

	September 30,	December 31,
Amounts payable to the Manager under the Management Agreement	2025	2024
Base management fee	$2,642	$2,490
Operating and direct expense reimbursements	1,204	1,224
Offering expense reimbursements	—	148
Total amounts payable to the Manager	$3,846	$3,862

DST Program

Acquisition Fees

The Company, through consolidated subsidiaries associated with its DST Program, incurs a one-time acquisition fee for each DST private placement offering. During the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company incurred one-time acquisition fees of $3.6 million and $2.1 million, respectively. Refer to Note 9 for further information on the Company’s DST Program.

Asset Management Fees

The Company engaged a related party as the DST asset manager to provide certain management services and oversee the performance of the property manager. The Company has agreed to pay an asset management fee equal to a stated percentage per annum of the purchase price of each property in the DST Program. During the three and nine months ended September 30, 2025, the Company incurred asset management fees related to the DST Program of $0.08 million and $0.2 million, respectively, which are recorded within property management and asset management fees on the Company’s consolidated statements of operations and comprehensive income. As the Company held no DST properties at September 30, 2024, it did not record any asset management fees related to the DST Program during the corresponding periods ended September 30, 2024.

The table below presents amounts payable to related parties at September 30, 2025 and December 31, 2024 (amounts in thousands) related to the Company’s DST Program. The Company records these payables in due to affiliates on its consolidated balance sheets.

Amounts payable to related parties – DST Program	September 30, 2025	December 31, 2024
One-time acquisition fees	$3,628	$2,060
Asset management fees	237	35
Other	—	23
Total amounts payable to related parties – DST Program	$3,865	$2,118

Unconsolidated Real Estate Fund

The Company’s investment in the Marble Fund, which is an unconsolidated real estate fund (refer to Note 7 for further information), is accounted for under the equity method as the Company considers its degree of influence to be more than minor. As such, the Company’s investment in the Marble Fund is considered a related party investment. The Company earns a return on its investment which is recognized on a one-quarter lag and is recorded in income from investments in unconsolidated real estate funds on its consolidated statement of operations and comprehensive income. At September 30, 2025, the Company had $0.1 million of related party amounts payable to the Marble Fund pertaining to carried interest. The Company records these payables in due to affiliates on its consolidated balance sheets. The Company held no investments in unconsolidated real estate funds at December 31, 2024.

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

The table below presents the related party amounts receivable from BREH at September 30, 2025 and December 31, 2024 pursuant to the terms of the Leasehold Cost-Sharing Agreement (amounts in thousands). The Company records these receivables in due from affiliates on its consolidated balance sheets.

Amounts receivable from BREH under the Leasehold Cost-Sharing Agreement	September 30, 2025	December 31, 2024
Capital improvement cost reimbursements	$672	$925
Operating and direct expense reimbursements	227	124
Total amounts receivable from BREH	$899	$1,049

At September 30, 2025 and December 31, 2024, the Company had $0.04 million and zero in other receivables due from related parties.

Harmony at Clear Creek Development

In connection with the Harmony at Clear Creek land acquisition that occurred on September 30, 2025 (refer to Note 3 for further information), the Harmony JV entered into a joint venture agreement with BTR Preferred Investments, LLC (“BTR Preferred”), an entity that includes an affiliate of the Manager, in which BTR Preferred committed to fund up to $16.8 million of preferred equity interests in the Harmony at Clear Creek development. At September 30, 2025, BTR Preferred has not funded any of the committed amount.

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Company’s Series A Preferred Stock (refer to Note 15 for further information), the Company engaged Bluerock Capital Markets, LLC, an affiliate of the Manager, as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company. For the nine months ended September 30, 2025, the Company incurred $2.6 million in selling commissions and discounts and $1.1 million in dealer manager fees and discounts related to its offering of Series A Preferred Stock. In addition, the Manager was, or shall be, reimbursed by the Company for offering costs of $0.9 million in conjunction with the offering of Series A Preferred Stock during the nine months ended September 30, 2025. The selling commissions, dealer manager fees, discounts and reimbursements for offering costs were recorded as a reduction to the proceeds of the offering.

Note 15 – Stockholders’ Equity and Redeemable Preferred Stock

Net (Loss) Income Per Common Share

Basic and diluted net (loss) income per common share is computed by dividing net (loss) income attributable to common stockholders, less dividends on restricted stock and LTIP Units expected to vest, by the weighted average number of common shares outstanding for the period. Net (loss) income attributable to common stockholders is computed by adjusting net (loss) income for the non-forfeitable dividends paid on non-vested restricted stock and LTIP Units.

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

The following table reconciles the components of basic and diluted net (loss) income per common share for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net (loss) income	$(9,961)	$3,547	$(23,117)	$(4,794)
Less preferred stock dividends	(2,417)	(1,412)	(6,681)	(2,227)
Less preferred stock accretion	(1,574)	—	(3,370)	(181)
Less dividends on restricted stock and LTIP Units expected to vest	(69)	—	(204)	—
Addback net loss (income) attributable to noncontrolling interests	10,344	(1,214)	24,547	5,471
Net (loss) income attributable to common stockholders	$(3,677)	$921	$(8,825)	$(1,731)

Weighted average common shares outstanding (1)	3,898,102	3,859,226	3,886,335	3,853,321
Potential dilutive shares (2)	—	11,975	—	—
Weighted average common shares outstanding and potential dilutive shares (1)	3,898,102	3,871,201	3,886,335	3,853,321

Net (loss) income per common share, basic	$(0.94)	$0.24	$(2.27)	$(0.45)
Net (loss) income per common share, diluted	$(0.94)	$0.24	$(2.27)	$(0.45)
(1)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.
(2)

For the three months ended September 30, 2025, the diluted shares calculation excludes the following as the effects are antidilutive: (i) potential vesting of restricted Class A common stock of 20,072 shares, and (ii) potential conversion of the Series A Preferred Stock into Class A common stock of 10,289,331 shares.

For the three months ended September 30, 2024, the potential vesting of restricted Class A common stock of 11,975 shares is included in the diluted shares calculation, whereas the potential conversion of the Series A Preferred Stock into Class A common stock of 4,142,972 shares is excluded from the diluted shares calculation as the effect is antidilutive.

For the nine months ended September 30, 2025 and 2024, the diluted shares calculations exclude the following as the effects are antidilutive: (i) potential vesting of restricted Class A common stock of 7,869 shares and 3,383 shares, respectively, and (ii) potential conversion of the Series A Preferred Stock into Class A common stock of 10,287,117 shares and 2,315,348 shares, respectively.

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

Series A Redeemable Preferred Stock

During the nine months ended September 30, 2025, the Company issued 1,493,372 shares of 6.0% Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) at $25.00 per share (the “Stated Value”) under its continuous registered offering with net proceeds of approximately $32.3 million after commissions, dealer manager fees and sales discounts, and costs related to establishing the offering of Series A Preferred Stock. As of September 30, 2025, the Company had issued a total of 6,126,657 shares of Series A Preferred Stock with total net proceeds of approximately $133.4 million after commissions, dealer manager fees, sales discounts and offering costs. Additionally, as of September 30, 2025, the Company, at the request of holders, had redeemed a total of 10,960 shares of Series A Preferred Stock through the issuance of 18,653 shares of Class A common stock and redeemed a total of 27,868 shares of Series A Preferred Stock in cash.

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

At the date of issuance, the carrying amount of the Series A Preferred Stock was less than the redemption value. As a result of the Company’s determination that holder redemption is probable, the carrying value will be increased by periodic accretions so that the carrying value will equal the redemption value net of early redemption fees at the earliest redemption date. As of September 30, 2025, the Company had recorded a total of $3.6 million of accretion related to the Series A Preferred Stock.

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

On February 28, 2025, the Board authorized a new stock repurchase plan for the repurchase, from time to time, of up to an aggregate of $5 million of the Company’s outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Exchange Act and subject to Rule 10b-5 of the Exchange Act. The repurchase plan has a term of one year and may be discontinued at any time. The extent to which the Company repurchases shares of its Class A common stock under the repurchase plan, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. The Company expects that any repurchases of its Class A common stock will be through open market transactions, subject to market conditions, certain price limitations and other conditions established under the plan. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. As of September 30, 2025, no repurchases of Class A common stock had been made by the Company.

Operating Partnership and Long-Term Incentive Plan Units

As of September 30, 2025, limited partners other than the Company owned approximately 69.30% of the common units of the Operating Partnership (7,365,404 OP Units, or 55.74%, were held by OP Unit holders, and 1,791,331 LTIP Units, or 13.56%, were held by LTIP Unit holders, including 2.99% which were not vested as of September 30, 2025). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash. LTIP Units and C-LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock or, at the Company’s election, cash.

On March 7, 2025, the Company granted 21,254 C-LTIP Units, or approximately $245,000, to the Manager as partial payment of the total base management fee of $2.5 million for the fourth quarter 2024. On May 13, 2025, the Company granted 20,445 C-LTIP Units, or approximately $210,000, to the Manager as partial payment of the total base management fee of $2.5 million for the first quarter 2025. And on August 19, 2025, the Company granted 16,012 C-LTIP Units, or approximately $210,000, to the Manager as partial payment of the total base management fee of $2.6 million for the second quarter 2025. Such C-LTIP Units were issued pursuant to the Management Agreement and were fully vested upon issuance.

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

The Company recognizes compensation expense ratably over the vesting period for time-based LTIP Units based on the fair value at the date of grant. During the three and nine months ended September 30, 2025 and 2024, the Company recognized compensation expense for such LTIP Units of approximately $0.7 million and $0.7 million, and $2.2 million and $2.0 million, respectively. Such expense was recorded as part of general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income. As of September 30, 2025, there was $5.4 million of total unrecognized compensation expense related to unvested LTIP Units granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 2.0 years.

Restricted Stock

On April 1, 2025, the Company issued 112,563 shares of Class A common stock as RSGs pursuant to the BHM Incentive Plans directly to and among certain of the BREH Personnel as an annual long-term incentive equity grant for the year ended December 31, 2024. Such RSGs will vest ratably on an annual basis over a three-year period from the date of grant.

The Company recognizes compensation expense ratably over the vesting period for time-based RSGs. During the three and nine months ended September 30, 2025 and 2024, the Company recognized compensation expense for RSGs of approximately $0.2 million and $0.2 million, and $0.6 million and $0.4 million, respectively. Such expense was recorded as part of general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income. At September 30, 2025, there was $1.7 million of total unrecognized compensation expense related to the unvested RSGs granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 2.0 years.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

Declaration Date	Record Date	Amount	Paid / Payable Date
Class A common stock
March 11, 2025	March 25, 2025	$0.125	April 4, 2025
March 11, 2025	June 25, 2025	0.125	July 3, 2025
March 11, 2025	September 25, 2025	0.125	October 3, 2025
March 11, 2025	December 24, 2025	0.125	January 5, 2026
Class C common stock
March 11, 2025	March 25, 2025	$0.125	April 4, 2025
March 11, 2025	June 25, 2025	0.125	July 3, 2025
March 11, 2025	September 25, 2025	0.125	October 3, 2025
March 11, 2025	December 24, 2025	0.125	January 5, 2026
Series A Preferred Stock (1)
October 14, 2024	December 24, 2024	$0.125	January 3, 2025
January 15, 2025	January 24, 2025	0.125	February 5, 2025
January 15, 2025	February 25, 2025	0.125	March 5, 2025
January 15, 2025	March 25, 2025	0.125	April 4, 2025
April 15, 2025	April 25, 2025	0.125	May 5, 2025
April 15, 2025	May 23, 2025	0.125	June 5, 2025
April 15, 2025	June 25, 2025	0.125	July 3, 2025
July 15, 2025	July 25, 2025	0.125	August 5, 2025
July 15, 2025	August 25, 2025	0.125	September 5, 2025
July 15, 2025	September 25, 2025	0.125	October 3, 2025
Series A Preferred Enhanced Special Dividend (2)
October 14, 2024	December 24, 2024	$0.010417	January 3, 2025
January 15, 2025	January 24, 2025	0.010417	February 5, 2025
January 15, 2025	February 25, 2025	0.010417	March 5, 2025
January 15, 2025	March 25, 2025	0.010417	April 4, 2025
April 15, 2025	April 25, 2025	0.010417	May 5, 2025
April 15, 2025	May 23, 2025	0.010417	June 5, 2025
April 15, 2025	June 25, 2025	0.010417	July 3, 2025
July 15, 2025	July 25, 2025	0.010417	August 5, 2025
July 15, 2025	August 25, 2025	0.010417	September 5, 2025
July 15, 2025	September 25, 2025	0.010417	October 3, 2025
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

Distributions declared and paid for the nine months ended September 30, 2025 were as follows (amounts in thousands):

	Distributions
2025	Declared	Paid
First Quarter
Class A common stock	$495	$—
Class C common stock	1	—
Series A Preferred Stock (1)	2,010	1,925
OP Units	921	—
LTIP / C-LTIP Units	212	—
Total first quarter	$3,639	$1,925
Second Quarter
Class A common stock	$507	$495
Class C common stock	1	1
Series A Preferred Stock (1)	2,254	2,185
OP Units	921	921
LTIP / C-LTIP Units	225	212
Total second quarter	$3,908	$3,814
Third Quarter
Class A common stock	$506	$507
Class C common stock	1	1
Series A Preferred Stock (1)	2,417	2,368
OP Units	921	921
LTIP / C-LTIP Units	223	225
Total third quarter	$4,068	$4,022
Total	$11,615	$9,761
(1)	Series A Preferred Stock amounts include the standard dividend at an annual rate of 6.0% of the Stated Value and any enhanced special dividends.

Note 16 – Commitments and Contingencies

The aggregate amount of the Company’s contractual commitments to fund future cash obligations in certain of its preferred equity investments was $23.2 million and $17.6 million at September 30, 2025 and December 31, 2024, respectively. In addition, the Company has two consolidated residential communities (Abode Wendell Falls and Harmony at Clear Creek) under construction comprised of an aggregate of 358 units. At September 30, 2025, the Company estimates the remaining costs to complete the construction of these two residential communities to be approximately $121.4 million. The Company intends to finance these costs through a combination of available cash, proceeds from construction loans, and preferred equity capital contributions.

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Lessee – Operating Lease

In connection with the Company moving its New York (Manhattan) headquarters, effective May 2024, the Company, as lessee, and an unaffiliated third-party landlord entered into the NY Premises Lease (hereinafter, the “Lease”) for the NY Premises. In accordance with ASC Topic 842 Leases, the Company classifies the Lease as an operating lease, and by way of practical expedient, the Company has elected to account for lease and non-lease (ex. common area maintenance) components of the Lease as a single lease component on its consolidated statements of operations and comprehensive income. The Company recognizes the single lease component on a straight-line basis over the term of the Lease, and expenses that are non-components of the lease, such as real estate taxes for which the Company is not a direct beneficiary of the arrangement, are expensed in the period in which the obligation for those payments are incurred. For the three and nine months ended September 30, 2025, the Company recorded $0.1 million and $0.3 million, respectively, of net rent expense related to the Lease. The Company did not record any net rent expense related to the Lease during the corresponding periods ended September 30, 2024.

Upon commencement of the Lease in November 2024, the Company recorded a right-of-use asset of $5.1 million and a lease liability of $5.0 million on its consolidated balance sheets. The right-of-use asset is included within accounts receivable, prepaids and other assets, net, and the lease liability is included within other accrued liabilities. In determining the right-of-use asset and lease liability, the discount rate implicit in the Lease was not readily determinable. As such, the Company used a third-party analysis to determine that a discount rate of 7.61% approximated the incremental borrowing rate that it would incur for a loan that was of a similar term as the Lease and with a similar form of underlying collateral. At September 30, 2025, the remaining right-of-use asset and lease liability balances were $4.6 million and $5.1 million, respectively, and the remaining Lease term was approximately 5.8 years. In addition, the Company incurred tenant improvement costs related to the renovation and buildout of the NY Premises which are capitalized and included within net real estate investments on the Company’s consolidated balance sheets. Such tenant improvement costs are depreciated on a straight-line basis over the term of the Lease.

The following table summarizes the future minimum lease payments and total operating lease liability as of September 30, 2025 (amounts in thousands):

Year	Total
2025 (October 1 – December 31)	$268
2026	1,070
2027	1,070
2028	1,070
2029	1,070
Thereafter	1,773
Total future minimum lease payments (undiscounted cash flows)	$6,321
Difference between future undiscounted cash flows and discounted cash flows	(1,240)
Total operating lease liability	$5,081

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

The following table summarizes NOI by the Company’s reportable segments for the three and nine months ended September 30, 2025 and 2024, and reconciles NOI to net (loss) income attributable to common stockholders on the Company’s statements of operations and comprehensive income. Prior year amounts have been reclassified to conform to the current period segment presentation (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rental and other property revenues
Residential communities	$9,082	$3,946	$26,106	$10,335
Scattered single-family homes	7,528	8,030	23,121	24,335
Total rental and other property revenues	16,610	11,976	49,227	34,670

Property operating expenses
Residential communities	4,416	1,836	11,813	4,356
Scattered single-family homes	4,313	4,598	12,745	13,035
Total property operating expenses	8,729	6,434	24,558	17,391

Net operating income
Residential communities	4,666	2,110	14,293	5,979
Scattered single-family homes	3,215	3,432	10,376	11,300
Total net operating income	7,881	5,542	24,669	17,279
Reconciling items:
Interest income from loan investments	—	730	598	1,735
Property management and asset management fee expenses	(1,305)	(1,181)	(3,966)	(3,472)
General and administrative expenses	(2,705)	(2,451)	(8,427)	(7,756)
Management fees to related party	(2,643)	(2,377)	(7,789)	(6,621)
Acquisition and other transaction costs	(107)	(17)	(318)	(21)
Weather-related losses, net	(37)	(178)	(82)	(178)
Depreciation and amortization	(6,754)	(4,883)	(21,435)	(13,712)
Other (expense) income, net	(45)	166	(119)	106
Income from preferred equity investments	1,783	2,721	7,199	8,308
Income from investments in unconsolidated real estate funds	717	—	717	—
(Provision for) recovery of credit losses, net	—	(48)	104	(214)
(Impairment) and gain on sale of real estate investments, net	(3,944)	9,304	(2,383)	8,770
Gain on sale of available-for-sale investments	1,762	—	3,212	—
Loss on extinguishment of debt	(3)	(118)	(12)	(118)
Interest expense, net	(5,683)	(5,248)	(17,521)	(12,818)
Interest income	1,522	1,585	3,808	3,918
Income tax expense	(400)	—	(1,372)	—
Net (loss) income	(9,961)	3,547	(23,117)	(4,794)
Preferred stock dividends	(2,417)	(1,412)	(6,681)	(2,227)
Preferred stock accretion	(1,574)	—	(3,370)	(181)
Net loss (income) attributable to noncontrolling interests	10,344	(1,214)	24,547	5,471
Net (loss) income attributable to common stockholders	$(3,608)	$921	$(8,621)	$(1,731)

The following table reconciles the Company’s total rental and other property revenues for reportable segments to total revenues on the Company’s consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Rental and other property revenues
Residential communities	$9,082	$3,946	$26,106	$10,335
Scattered single-family homes	7,528	8,030	23,121	24,335
Total rental and other property revenues	16,610	11,976	49,227	34,670
Interest income from loan investments	—	730	598	1,735
Total revenues	$16,610	$12,706	$49,825	$36,405

Asset information by reportable segment is not provided as the CODMs do not use asset values to make decisions about the allocation of resources.

Note 18 – Subsequent Events

Declaration of Dividends

Declaration Date	Record Date	Amount	Paid / Payable Date
Series A Preferred Stock (1)
October 15, 2025	October 24, 2025	$0.125	November 5, 2025
October 15, 2025	November 25, 2025	0.125	December 5, 2025
October 15, 2025	December 24, 2025	0.125	January 5, 2026
Series A Preferred Enhanced Special Dividend
October 15, 2025	October 24, 2025	(2)	November 5, 2025
October 15, 2025	November 25, 2025	(2)	December 5, 2025
October 15, 2025	December 24, 2025	(2)	January 5, 2026
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

Distributions Paid

The following distributions were declared and/or paid to the Company’s stockholders subsequent to September 30, 2025 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distribution per Share	Total Distribution
Class A common stock	March 11, 2025	September 25, 2025	October 3, 2025	$0.125000	$506
Class C common stock	March 11, 2025	September 25, 2025	October 3, 2025	0.125000	1
Series A Preferred Stock (1)	July 15, 2025	September 25, 2025	October 3, 2025	0.135417	819
OP Units	March 11, 2025	September 25, 2025	October 3, 2025	0.125000	921
LTIP / C-LTIP Units	March 11, 2025	September 25, 2025	October 3, 2025	0.125000	223

Series A Preferred Stock (1)	October 15, 2025	October 24, 2025	November 5, 2025	0.135417	833
Total					$3,303
(1)	Series A Preferred Stock distribution per share amounts include the standard dividend at an annual rate of 6.0% of the Stated Value and any enhanced special dividends.

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

Additional factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	The impact of volatility in capital and credit markets, or unfavorable changes in economic conditions, including those caused by inflation and rising interest rates, in the markets in which we operate;
●	The impact of epidemics, pandemics, or other outbreaks of illness, disease or virus (such as the outbreak of novel coronavirus (“COVID-19”) and its variants) and the actions taken by government authorities and other related thereto, including the ability of our company, our properties and our tenants to operate;
●	the factors included in this Quarterly Report on Form 10-Q, including those set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	use of proceeds of our securities offerings;
●	changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, tariffs and global trade tensions, government deficits, high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;
●	fluctuations and relative increases in interest rates, which could adversely affect our ability to obtain financing on favorable terms or at all;
●	the inability of tenants to pay rent;
●	the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors’ properties based on considerations such as convenience of location, rental rates and safety record;
●	increased operating costs, including increased real property taxes, homeowners association (“HOA”) fees, maintenance, insurance and utilities costs;
●	weather conditions that may increase or decrease energy costs and other weather-related expenses;

●	oversupply of rental housing or a reduction in demand for real estate in the markets in which our properties are located;
●	development, redevelopment, and construction risks that could affect our profitability;
●	costs and time period required to convert acquisitions to rental properties;
●	a favorable interest rate environment that may result in a significant number of potential residents of our properties deciding to purchase homes instead of renting;
●	rules, regulations and/or policy initiatives by government and private actors, including HOAs, to discourage or deter the purchase of residential properties by entities owned or controlled by institutional investors;
●	our ability to lease newly acquired or newly constructed residential properties;
●	changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes;
●	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs;
●	the board of directors’ determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid (if any);
●	our ability to qualify and maintain our qualification as a real estate investment trust (“REIT”); and
●	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes.

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

As of September 30, 2025, we held twenty-two real estate investments, consisting of seventeen consolidated investments and five preferred equity investments. The twenty-two investments represent an aggregate of 5,282 residential units, comprised of 4,170 consolidated units, of which 358 units are under development, and 1,112 units through preferred equity investments, which includes planned units and those under development. As of September 30, 2025, our consolidated operating investments were approximately 91.8% occupied; excluding units classified as held for sale and down/renovation units, our consolidated operating investments were approximately 93.7% occupied.

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

Other weakened economic conditions, including job losses, high unemployment levels, stock market volatility, and uncertainty about the future, could adversely affect rental rates and occupancy levels. In addition, during the nine months ended September 30, 2025, the current U.S. administration has introduced tariffs on imports from a broad set of countries, including Canada, Mexico, European Union member states, Japan and China, in response to which global trading partners have imposed or may impose their own tariffs. Such tariffs, and any additional tariffs imposed by the current administration or other countries, may cause further inflationary pressures in the economy, uncertainty and volatility of debt and equity markets, and a slowdown in the U.S. and global economies. The announced tariffs are likely to increase construction costs and further reduce already constrained new supply starts, which could adversely impact the timing of actual completion and/or stabilization of our build-to-rent communities, including potential delays due to supply shortages and labor shortages. Any of these factors could depress economic activity and have a material adverse effect on our business, financial condition, cash flows, and our results of operations.

Other Significant Developments

Investment Activity Summary

Provided below is a summary of our investment activity during the nine months ended September 30, 2025.

Acquisition of Southern Pines Reserve

On April 28, 2025, we, through a Delaware statutory trust (the “Southern Pines DST”), acquired a 272-unit residential community located in Aberdeen, North Carolina known as Southern Pines Reserve, aka Hawthorne. The purchase price of $56.6 million was funded with (i) a $30.7 million senior loan secured by Southern Pines Reserve, (ii) borrowings of $20.0 million through our existing credit facility with KeyBank National Association (the “KeyBank Credit Facility”), and (iii) cash of $8.9 million funded by us, inclusive of certain adjustments typical in such real estate transactions.

Acquisition of Skytop Apartments

On September 29, 2025, we, through a Delaware statutory trust (the “Skytop DST”), acquired a 361-unit residential community located in Cincinnati, Ohio known as Skytop Apartments. The purchase price of $88.5 million was funded with (i) a $57.5 million senior loan secured by Skytop Apartments, (ii) borrowings of $22.0 million through the KeyBank Credit Facility, and (iii) cash of $13.0 million funded by the us, inclusive of certain adjustments typical in such real estate transactions.

Southern Pines Reserve and Skytop Apartments are the second and third properties, respectively, that we have acquired through Delaware statutory trusts (each, a “DST”) to be part of private placement offerings through which interests in each DST will be issued to third party accredited investors therein.

Harmony at Clear Creek Development

On September 30, 2025, we, through a joint venture with an unaffiliated third party (the “Harmony JV”), in which we hold an 85% interest, acquired land located in Shawnee, Kansas for a purchase price of $2.3 million for the development of an approximately 188-unit residential community to be known as Harmony at Clear Creek. In connection with the acquisition and planned development, the Harmony JV entered into a construction loan agreement providing for borrowings of up to $46.5 million. At September 30, 2025, the outstanding balance under the construction loan was negligible and is included in mortgages payable on our consolidated balance sheets. The interest rate cap associated with the construction loan, and any capitalized interest, is recorded within construction in process on the consolidated balance sheets. We account for Harmony at Clear Creek as a consolidated investment.

Acquisition of Additional Interests in Investments

On July 11, 2025, we purchased the noncontrolling partner’s interest in each of the Peak JV 2 and Peak JV 3 portfolios for $0.2 million and $0.9 million, respectively. We increased our interest in (i) the Peak JV 2 portfolio from 80% to 100% and (ii) the Peak JV 3 portfolio from 56% to 100%.

Sales of Consolidated Operating Units

We closed on the following sales: 20 units in the ILE portfolio, 14 units in the Indy-Springfield portfolio, 22 units in the Peak JV 2 portfolio, and 48 units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sale agreements. The 104 units were all previously classified as held for sale and sold for an aggregate of approximately $18.4 million, subject to certain closing costs, prorations and adjustments typical in such real estate transactions. After deducting the paydown of existing mortgage indebtedness encumbering 19 units in the ILE portfolio of approximately $3.5 million, the sales of the 104 units generated net proceeds of approximately $13.3 million and a gain on sales of approximately $2.0 million.

Loan Investment Activity

Our two remaining loan investments were paid off in full, including any accrued but unpaid interest amounts, as follows: (i) Wayford at Pringle in the aggregate amount of $23.0 million, which included our principal investment of $22.3 million and accrued interest of $0.7 million, and (ii) Willow Park in the aggregate amount of $9.4 million, which included our principal investment of $9.4 million and a negligible amount of accrued interest.

Unconsolidated Real Estate Fund Summary

On April 25, 2025, we closed on the acquisition of a limited partnership interest in Marble Capital Income and Impact Fund, LP (the “Marble Fund”) for a purchase price of $25.0 million. We account for our investment in the Marble Fund under the equity method as we consider our degree of influence to be more than minor. The Marble Fund owns a diversified portfolio of multifamily assets and build-to-rent multifamily investments located in the United States.

Preferred Equity Investment Summary

Our preferred equity investment activity was as follows: (i) we increased our original capital commitment for preferred equity interests in Wayford at Innovation Park by $2.0 million, increasing our total investment to $15.4 million, (ii) we entered into a joint venture agreement with an unaffiliated third party and made a commitment to invest $16.2 million for preferred equity interests in the development of an approximately 300-unit residential community located in Sanford, North Carolina known as Sanford Marketplace, and (iii) had our preferred equity investments in two joint ventures with unaffiliated third parties fully redeemed as follows: (a) The Cottages at Myrtle Beach redeemed in the aggregate amount of $28.1 million, which included our principal investment of $17.9 million, and accrued preferred return and outstanding amounts of $10.2 million, and (b) The Cottages of Port St. Lucie redeemed in the aggregate amount of $30.0 million, which included our principal investment of $18.8 million, and accrued preferred return and outstanding amounts of $11.2 million.

In addition, we sold our preferred equity interests in Indigo Cove and Wayford at Pringle to a joint venture, with such joint venture including an affiliate of Bluerock Homes Manager, LLC (our “Manager”), in the aggregate amounts of $4.2 million and $9.2 million, respectively, which included our outstanding principal investments and accrued preferred returns, net of any reimbursements.

As of September 30, 2025, we had funded $14.6 million of our $37.8 million aggregate commitment to fund capital for preferred equity interests in Canvas at Wildwood, River Ford, and Sanford Marketplace.

Held for Sale

At September 30, 2025 and December 31, 2024, we classified an aggregate of 84 units and 167 units, respectively, as held for sale on our consolidated balance sheets. For the three and nine months ended September 30, 2025 and 2024, we recorded an impairment of $0.4 million and $0.9 million, and $0.6 million and $2.1 million, respectively, related to held for sale units which is included in (impairment) and gain on sale of real estate investments, net on our consolidated statements of operations and comprehensive income. The 84 units classified as held for sale at September 30, 2025 are all reported in our scattered single-family homes segment and are included in the following portfolios: 4 units of Golden Pacific, 5 units of ILE, 23 units of Indy-Springfield, 10 units of Peak JV 2, and all 42 units of Peak JV 3. These units were identified based on submarket analysis and individual unit-level operational review. Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on our consolidated balance sheets.

Series A Redeemable Preferred Stock

During the nine months ended September 30, 2025, we issued 1,493,372 shares of 6.0% Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) at $25.00 per share (the “Stated Value”) under a continuous registered offering with net proceeds of approximately $32.3 million after commissions, dealer manager fees and sales discounts, and costs related to establishing the offering of Series A Preferred Stock. As of September 30, 2025, we have issued a total of 6,126,657 shares of Series A Preferred Stock with total net proceeds of approximately $133.4 million after commissions, dealer manager fees, sales discounts and offering costs. Additionally, as of September 30, 2025, we, at the request of holders, had redeemed a total of 10,960 shares of Series A Preferred Stock through the issuance of 18,653 shares of Class A common stock and redeemed a total of 27,868 shares of Series A Preferred Stock in cash.

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

Stockholders’ Equity

Our total stockholders’ equity decreased $7.4 million from $139.1 million as of December 31, 2024 to $131.7 million as of September 30, 2025. The decrease in our total stockholders’ equity is primarily attributable to dividends declared of $8.2 million, preferred stock accretion of $3.4 million, and a net adjustment of $0.7 million for noncontrolling interests, partially offset by the acquisitions of noncontrolling interests for $2.7 million, net income of $1.4 million, Class A common stock issuances, net of forfeitures, of $0.5 million, and comprehensive income of $0.2 million.

Results of Operations

The following is a summary of our consolidated real estate investments as of September 30, 2025:

							Occupancy –
							Excluding Held
		Number of	Average	Ownership	Average	Occupancy –	for Sale/Reno
Operating Investment Name	Market / Location	Units (1)	Year Built	Interest	Rent (2)	All Units (3)	Units (4)
Residential Communities
Allure at Southpark	Charlotte, NC	350	2014	98%	$1,705	90.3%	90.5%
Amira at Westly	Tampa, FL	408	1999/2023	(5)	1,868	93.1%	93.4%
Avenue at Timberlin Park	Jacksonville, FL	200	2001	100%	1,604	95.5%	96.0%
Skytop Apartments (6)	Cincinnati, OH	361	2024	100%	1,722	95.0%	95.5%
Southern Pines Reserve (6)	Aberdeen, NC	272	2000/2003	54%	1,492	95.6%	95.9%
Villas at Huffmeister	Houston, TX	294	2007	95%	1,598	95.6%	95.9%
Wayford at Concord	Concord, NC	150	2019	83%	2,169	92.7%	93.3%
Yauger Park Villas	Olympia, WA	80	2010	95%	2,475	98.8%	98.8%
Total Residential Communities Units / Average		2,115			$1,754	94.0%	94.4%

Scattered Single-Family Homes
Ballast	AZ / CO / WA	84	1998	95%	$2,100	89.3%	89.3%
Golden Pacific	IN / KS / MO	169	1977	97%	1,810	90.5%	92.7%
ILE	TX / SE US	458	1991	95%	1,866	91.3%	92.3%
Indy-Springfield	IN / MO	309	1999	100%	1,416	92.6%	96.2%
Peak JV 2	Various / TX	551	1982	100%	1,373	88.9%	90.9%
Peak JV 3	Dallas-Fort Worth, TX	42	1960	100%	1,192	19.0%	—
Savannah-84	Savannah, GA	84	2022	100%	1,880	97.6%	97.6%
Total Scattered Single-Family Homes / Average		1,697			$1,626	89.1%	92.7%
Total Operating Units / Average		3,812			$1,695	91.8%	93.7%

Development Investment Name (7)
Residential Communities
Abode Wendell Falls	Wendell, NC	170	—	100%	—	—	—
Harmony at Clear Creek	Shawnee, KS	188	—	85%	—	—	—
Total Development Units		358
Total Units		4,170
(1)

Total operating units includes an aggregate of 84 units classified as held for sale, with such units included in the following portfolios: 4 units of Golden Pacific, 5 units of ILE, 23 units of Indy-Springfield, 10 units of Peak JV 2, and all 42 units of Peak JV 3.

(2)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the three months ended September 30, 2025.
(3)	Percent occupied is calculated as (i) the number of units occupied as of September 30, 2025 divided by (ii) total number of units, expressed as a percentage.
(4)

Percent occupied is calculated as (i) the number of units occupied as of September 30, 2025 divided by (ii) total number of units, expressed as a percentage, and excludes 84 units classified as held for sale and an aggregate of 10 down/renovation units.

(5)

Amira at Westly is held through our DST Program (refer to Note 9 of our consolidated financial statements for further information). The Amira at Westly DST has been fully subscribed with equity from individual investors.

(6)	Skytop Apartments and Southern Pines Reserve are held through our DST Program.
(7)	Represents build-to-rent development projects. Abode Wendell Falls commenced construction in 2024 and Harmony at Clear Creek is anticipated to commence construction in 2026.

The following is a summary of our consolidated operational results by reportable segment for the three and nine months ended September 30, 2025 and 2024 ($ in thousands, except average rental rates):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Variance		2025	2024	Variance
Rental and other property revenues
Residential communities	$9,082	$3,946	130.2%		$26,106	$10,335	152.6%
Scattered single-family homes	7,528	8,030	(6.3)%		23,121	24,335	(5.0)%
Total rental and other property revenues	16,610	11,976	38.7%		49,227	34,670	42.0%

Property operating expenses
Residential communities	4,416	1,836	140.5%		11,813	4,356	171.2%
Scattered single-family homes	4,313	4,598	(6.2)%		12,745	13,035	(2.2)%
Total property operating expenses	8,729	6,434	35.7%		24,558	17,391	41.2%

Net operating income
Residential communities	4,666	2,110	121.1%		14,293	5,979	139.1%
Scattered single-family homes	3,215	3,432	(6.3)%		10,376	11,300	(8.2)%
Total net operating income	$7,881	$5,542	42.2%		$24,669	$17,279	42.8%

Residential communities	93.2%	95.7%	(250)	bps	93.3%	95.4%	(210)	bps
Scattered single-family homes	89.0%	88.9%	10	bps	89.8%	90.6%	(80)	bps
Average occupancy percentage (1)(2)	91.2%	90.9%	30	bps	91.6%	91.9%	(30)	bps

Residential communities	$1,754	$1,780	(1.5)%		$1,776	$1,800	(1.3)%
Scattered single-family homes	1,626	1,570	3.6%		1,608	1,549	3.8%
Average rental rate (2)(3)	$1,695	$1,635	3.7%		$1,693	$1,617	4.7%
(1)	Represents the average of the ending occupancy as of the last day of each month in the period presented for all units in our consolidated portfolio.
(2)	The amounts presented for 2024 include Navigator Villas which was sold in August 2024.
(3)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the period presented.

The following is a summary of our preferred equity investments as of September 30, 2025:

			Total Actual /		Actual /	Actual /	Actual /
		Actual /	Estimated		Estimated	Estimated	Estimated		Estimated
		Planned	Construction	Cost to Date	Construction	Initial	Construction		Average
Development Investment Name (1)	Location	Number of Units	Cost (in millions)	(in millions)	Cost Per Unit	Occupancy	Completion	% Occupied	Rent (2)
River Ford	Brunswick, GA	170	$51.6	$15.4	$303,529	1Q 2026	1Q 2027	—	$2,004
Sanford Marketplace	Sanford, NC	300	59.6	9.7	198,667	4Q 2026	2Q 2027	—	1,587
Canvas at Wildwood	Wildwood, FL	224	60.3	14.7	269,196	4Q 2026	4Q 2027	—	1,937
Total Development Units		694

Lease-up Investment Name
Chandler	Chandler, AZ	208	48.2	48.2	231,731	2Q 2024	3Q 2024	87.5%	1,920
Total Lease-up Units		208

Operating Investment Name (3)
Wayford at Innovation Park	Charlotte, NC	210						94.3%	2,295
Total Operating Units		210
Total Units/Average		1,112							$1,918
(1)	None of the development investments had commenced lease-up as of September 30, 2025.
(2)	Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units during the first full quarter of stabilization.
(3)	Operating investment represents a stabilized operating property.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Revenue

Rental and other property revenues increased $4.6 million, or 38%, to $16.6 million for the three months ended September 30, 2025 as compared to $12.0 million for the same prior year period. The increase was primarily due to: (i) the acquisition of 1,230 units at four residential communities, which was partially offset by sales of 176 units at one residential community and 165 single-family units in our portfolio since July 1, 2024, and (ii) rental rate improvement from our active management and organic market rent growth. Our average rent per occupied unit increased $60, or 3.7%, to $1,695 as compared to $1,635 during the prior year period. Average occupancy increased 30 basis points from 90.9% to 91.2% on a year over year basis.

Interest income from loan investments amounted to zero for the three months ended September 30, 2025 as compared to $0.7 million for the same prior year period due to the full payoff of three loan investments prior to the third quarter of 2025. We did not have any loan investments during the three months ended September 30, 2025.

Expenses

Property operating expenses increased $2.3 million, or 36%, to $8.7 million for the three months ended September 30, 2025 as compared to $6.4 million for the same prior year period. The increase was primarily due to the acquisition of 1,230 units at four residential communities, which was partially offset by sales of 176 units at one residential community and 165 single-family units in our portfolio since July 1, 2024.

Property management and asset management fee expenses were $1.3 million for the three months ended September 30, 2025 as compared to $1.2 million in the same prior year period. Property management fees are based on a stated percentage of property revenues and asset management fees are based on a stated percentage of capital contributions or assets under management, where applicable.

General and administrative expenses amounted to $2.7 million for the three months ended September 30, 2025 as compared to $2.5 million for the same prior year period. Of the $2.7 million total expense in the second quarter 2025, $1.7 million related to direct costs incurred by us, while the remaining $1.0 million related to the operating expense reimbursement to our Manager, which includes rent, utilities, and IT expenses.

Management fees to related party amounted to $2.6 million for the three months ended September 30, 2025 as compared to $2.4 million for the same prior year period. The increase was due to an increase in equity primarily from our continuous registered offering of Series A Preferred Stock. For the third quarter of 2025, we will pay $0.2 million of the base management fee in C-LTIP Units with the remainder in cash. Prior to the fourth quarter 2024, we paid the base management fee to the Manager as one half (50%) in C-LTIP Units and the remainder in cash.

Weather-related losses were negligible for the three months ended September 30, 2025 as compared to $0.2 million for the same prior year period. The 2024 expense primarily relates to hurricane damage in Texas.

Acquisition and other transaction costs amounted to $0.1 million for the three months ended September 30, 2025 and were negligible for the same prior year period. Acquisition costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Depreciation and amortization expenses were $6.8 million for the three months ended September 30, 2025 as compared to $4.9 million for the same prior year period, with the increase primarily due to the acquisition of four residential communities since July 1, 2024. The increase was partially offset by (i) the sales of one residential community and single-family units in our portfolio since July 1, 2024 and (ii) in-place leases being fully amortized at two residential communities prior to the third quarter 2025.

Other Income and Expense

Other income and expense amounted to expense of $3.9 million for the three months ended September 30, 2025 as compared to income of $8.4 million for the same prior year period. This was primarily due to a $10.0 million decrease in gain on sales of real estate investments, a $3.2 million increase in impairment on real estate, a decrease in preferred returns of $0.9 million as funding to our preferred equity investments decreased to $45.0 million at September 30, 2025 as compared to $73.3 million at September 30, 2024. These changes were partially offset by a $1.8 million gain on the sale of one preferred equity investment.

Income Tax Expense

Income tax expense amounted to $0.4 million for the three months ended September 30, 2025 as compared to zero for the same prior year period. The 2025 expense primarily relates to income earned on certain taxable REIT subsidiaries for Amira at Westly, Southern Pines Reserve, and one preferred equity investment.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Revenue

Rental and other property revenues increased $14.5 million, or 42%, to $49.2 million for the nine months ended September 30, 2025 as compared to $34.7 million for the same prior year period. The increase was primarily due to: (i) the acquisition of 1,524 units at five residential communities, which was partially offset by sales of 176 units at one residential community and 202 single-family units in our portfolio since January 1, 2024, and (ii) rental rate improvement from our active management and organic market rent growth. Our average rent per occupied unit increased $76, or 4.7%, to $1,693 as compared to $1,617 during the prior year period. Average occupancy decreased 30 basis points from 91.9% to 91.6% on a year over year basis.

Interest income from loan investments amounted to $0.6 million for the nine months ended September 30, 2025 as compared to $1.7 million for the same prior year period due to the full payoff of three loan investments since the third quarter of 2024.

Expenses

Property operating expenses increased $7.2 million, or 41%, to $24.6 million for the nine months ended September 30, 2025 as compared to $17.4 million for the same prior year period. The increase was primarily due to the acquisition of 1,524 units at five residential communities, which was partially offset by sales of 176 units at one residential community and 202 single-family units in our portfolio since January 1, 2024.

Property management and asset management fee expenses were $4.0 million for the nine months ended September 30, 2025 as compared to $3.5 million in the same prior year period. Property management fees are based on a stated percentage of property revenues and asset management fees are based on a stated percentage of capital contributions or assets under management, where applicable.

General and administrative expenses amounted to $8.4 million for the nine months ended September 30, 2025 as compared to $7.8 million for the same prior year period. Of the $8.4 million total expense for the nine months ended September 30, 2025, $5.4 million related to direct costs incurred by us, while the remaining $3.0 million related to the operating expense reimbursement to our Manager, which includes rent, utilities, and IT expenses.

Management fees to related party amounted to $7.8 million for the nine months ended September 30, 2025 as compared to $6.6 million for the same prior year period. The increase was due to an increase in equity primarily from our continuous registered offering of Series A Preferred Stock. For the nine months ended September 30, 2025, we will pay $0.6 million of the base management fee in C-LTIP Units with the remainder in cash. Prior to the fourth quarter 2024, we paid the base management fee to the Manager as one half (50%) in C-LTIP Units and the remainder in cash

Weather-related losses amounted to $0.1 million for the nine months ended September 30, 2025 as compared to $0.2 million for the same prior year period. The 2025 expense relates to weather damage at two residential communities and the 2024 expense primarily relates to hurricane damage in Texas.

Acquisition and other transaction costs amounted to $0.3 million for the nine months ended September 30, 2025 and were negligible for the same prior year period. Acquisition costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Depreciation and amortization expenses were $21.4 million for the nine months ended September 30, 2025 as compared to $13.7 million for the same prior year period, with the increase primarily due to the acquisition of five residential communities since January 1, 2024. The increase was partially offset by (i) the sales of one residential community and single-family units in our portfolio since January 1, 2024 and (ii) in-place leases being fully amortized at one residential community prior to 2025.

Other Income and Expense

Other income and expense amounted to expense of $5.0 million for the nine months ended September 30, 2025 as compared to income of $8.0 million for the same prior year period. This was primarily due to (i) a $9.0 million decrease in gain on sales of real estate investments, (ii) a $4.7 million increase in interest expense primarily attributable to an increase in the outstanding debt to $426.0 million at September 30, 2025 as compared to $166.7 million at December 31, 2023, (iii) a $2.2 million increase in impairment on real estate, and (iv) a decrease in preferred returns of $1.1 million as funding to our preferred equity investments decreased to $45.0 million at September 30, 2025 as compared to $81.3 million at December 31, 2023.

These changes were partially offset by a $3.2 million gain on the sale of two preferred equity investments and $0.7 million income from the investment in one unconsolidated real estate fund.

Income Tax Expense

Income tax expense amounted to $1.4 million for the nine months ended September 30, 2025 as compared to zero for the same prior year period. The 2025 expense primarily relates to income earned on certain taxable REIT subsidiaries for Amira at Westly, Southern Pines Reserve, and three preferred equity investments.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net (loss) income attributable to common stockholders together with a reconciliation to NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net (loss) income attributable to common stockholders	$(3,608)	$921	$(8,621)	$(1,731)
Add back: Net (loss) income attributable to Operating Partnership Units	(8,074)	2,010	(19,302)	(3,695)
Net (loss) income attributable to common stockholders and unit holders	(11,682)	2,931	(27,923)	(5,426)
Net loss attributable to partially owned properties’ noncontrolling interests	(2,270)	(796)	(5,245)	(1,776)
Real estate depreciation and amortization	6,740	4,851	21,392	13,604
Non-real estate depreciation and amortization	14	35	43	118
Non-cash interest expense	573	450	1,979	1,116
Unrealized loss on derivatives	494	1,888	1,728	3,444
Provision for (recovery of) credit losses	—	48	(104)	214
Property management and asset management fees	1,305	1,181	3,966	3,472
Management fees to related party	2,643	2,377	7,789	6,621
Acquisition and other transaction costs	107	17	318	21
Corporate operating expenses	2,705	2,448	8,427	7,746
Weather-related losses, net	37	178	82	178
Loss on extinguishment of debt costs	3	118	12	118
Interest income	(1,522)	(1,585)	(3,808)	(3,918)
Preferred dividends	2,417	1,412	6,681	2,227
Preferred stock accretion	1,574	—	3,370	181
Other expense (income), net	45	(166)	119	(106)
Income tax expense	400	—	1,372	—
Income from preferred equity investments	(1,783)	(2,721)	(7,199)	(8,308)
Income from investments in unconsolidated real estate funds	(717)	—	(717)	—
Interest income from loan investments	—	(730)	(598)	(1,735)
Impairment and (gain on sale) of real estate investments, net	3,944	(9,304)	2,383	(8,770)
Gain on sale of available-for-sale investments	(1,762)	—	(3,212)	—
Total property income	3,265	2,632	10,855	9,021
Add back: Interest expense	4,616	2,910	13,814	8,258
Net operating income	$7,881	$5,542	$24,669	$17,279

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

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our short-term liquidity needs could be affected by various risks and uncertainties, including the risks detailed in Part I, Item 1A titled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 20, 2025. While consolidated occupancy excluding units classified as held for sale and down/renovation units remains strong at 93.7% as of September 30, 2025, in future periods we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants.

In addition, in October 2024, we launched a program (collectively, the “DST Program”) to sponsor and raise capital in private placement offerings of beneficial interests in specific Delaware statutory trusts (each, a “DST”) holding real properties (each, a “DST Property”). We expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions and create future pipeline acquisition opportunities. In conjunction with the DST Program, our Operating Partnership has issued certain non-interest bearing demand notes in relation to its role as the master tenant (the “Master Tenant”) under certain master leases (the “Master Leases”) related to the DST Program (the “Demand Notes”), which could be called upon if the net operating cash flow is insufficient to pay the rent required under the Master Leases (subject to limited deferral rights) or satisfy its other obligations under the Master Leases. As compensation for the Operating Partnership’s obligations under the Master Leases, we will share in the rent paid by the tenants of the underlying properties in accordance with the waterfall set forth in the applicable Master Lease. As of September 30, 2025, we had three DST Properties (Amira at Westly, Skytop Apartments and Southern Pines Reserve) in our DST Program and had raised net offering proceeds of $75.5 million, issued demand notes of $1.8 million, and had $243.9 million in total net real estate investments associated with the DST Program. The Amira at Westly DST had been fully subscribed with equity from individual investors as of September 30, 2025.

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

We believe we will be able to meet our primary liquidity requirements going forward through, among other sources:

●	$162.7 million in cash available at September 30, 2025;
●	capacity of $50 million on the KeyBank Credit Facility, of which $28 million was available at September 30, 2025 for use in our DST Program;
●	proceeds from future mortgage debt financings for acquisition and/or development projects;
●	cash generated from operating activities; and
●	proceeds from the offering of our Series A Preferred Stock and potential offerings of common and preferred stock, as well as issuances of units of limited partnership interest in our Operating Partnership (“OP Units”).

The following table summarizes our contractual obligations as of September 30, 2025 related to our mortgage notes secured by our properties and revolving credit facility. Our estimated future required payments on these obligations as of September 30, 2025 were as follows (amounts in thousands):

	Total	2025	2026-2027	2028-2029	Thereafter
Mortgages Payable (Principal)	$404,000	$459	$117,308	$86,153	$200,080
Revolving Credit Facility	22,000	—	22,000	—	—
Estimated Interest Payments on Mortgages Payable and Revolving Credit Facility	113,835	5,282	41,218	27,866	39,469
Total	$539,835	$5,741	$180,526	$114,019	$239,549

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

At September 30, 2025, we had contractual commitments to fund future cash obligations in certain of our preferred equity investments in the aggregate of $23.2 million. In addition, we have two consolidated residential communities (Abode Wendell Falls and Harmony at Clear Creek) under construction comprised of an aggregate of 358 units. As of September 30, 2025, we estimate that the remaining costs associated with the completion of construction for these two residential communities will be approximately $121.4 million. We intend to finance these costs through a combination of available cash, proceeds from construction loans, and preferred equity capital contributions.

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

On February 28, 2025, our Board authorized a new stock repurchase plan for the repurchase, from time to time, of up to an aggregate of $5 million of our outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Exchange Act and subject to Rule 10b-5 of the Exchange Act. The repurchase plan has a term of one year and may be discontinued at any time. The extent to which we repurchase shares of our Class A common stock under the repurchase plan, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. We expect that any repurchases of our Class A common stock will be through open market transactions, subject to market conditions, certain price limitations and other conditions established under the plan. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. As of September 30, 2025, we had not made any repurchases of our Class A common stock.

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

As we did in the nine months ended September 30, 2025, we may also selectively sell consolidated operating assets at appropriate times, which would be expected to generate cash sources for both our short-term and long-term liquidity needs.

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We believe our revolving credit facility will serve as our primary debt source that will continue to enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. In addition to restrictive covenants, our revolving credit facility contains material financial covenants. At September 30, 2025, we were in compliance with all covenants under our revolving credit facility. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain a distribution on our Series A Preferred Stock in accordance with the terms which require monthly dividends. While our distributions through September 30, 2025 have been paid from cash flow from operations and in accordance with our policy, distributions in the future may be paid from cash flow from operations, proceeds from the offering of our Series A Preferred Stock, the sales of assets, and additional sources, such as from borrowings.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. At September 30, 2025, we hold preferred equity interests in five joint ventures that are accounted for as available-for-sale debt securities.

Cash Flows from Operating Activities

As of September 30, 2025, we held twenty-two real estate investments, consisting of seventeen consolidated investments and five preferred equity investments, with the twenty-two investments representing an aggregate of 5,282 residential units. During the nine months ended September 30, 2025, net cash provided by operating activities was $28.3 million after net loss of $23.1 million was adjusted for the following:

●	distributions of income and income from preferred equity investments of $22.0 million;
●	non-cash items of $20.3 million;
●	an increase in accounts payable and other accrued liabilities of $8.2 million;
●	an increase in due to affiliates of $1.8 million;
●	a decrease in notes and accrued interest receivable of $0.5 million; and
●	distributions from investments in unconsolidated real estate funds of $0.3 million; offset by:
●	an increase in accounts receivable, prepaids and other assets of $1.7 million.

Cash Flows from Investing Activities

During the nine months ended September 30, 2025, net cash used in investing activities was $109.0 million, due to the following:

●	$155.7 million used in the acquisition of real estate investments;
●	$25.0 million used in an investment in an unconsolidated real estate fund;
●	$13.7 million used on capital expenditures;
●	$11.1 million used in investments in preferred equity investments; and
●	$1.6 million used in the purchase of rate caps; offset by:
●	$49.6 million of proceeds from the sale and redemption of preferred equity investments;
●	$31.7 million of repayments on notes receivable; and
●	$16.8 million of proceeds from the sales of real estate investments.

Cash Flows from Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $132.8 million, primarily due to the following:

●	borrowings of $88.3 million on mortgages payable;
●	$72.4 million of contributions from noncontrolling interests;
●	proceeds of $42.0 million from borrowings on revolving credit facilities; and
●	net proceeds of $32.3 million from the issuance of shares of Series A Preferred Stock; offset by:
●	$81.0 million of repayments on revolving credit facilities;
●	$6.5 million of cash distributions paid to preferred stockholders;
●	$4.9 million of repayments on mortgages payable;
●	$3.6 million in deferred financing costs;
●	$2.3 million of distributions to noncontrolling interests;
●	$1.2 million of distributions to partially owned properties’ noncontrolling interests;
●	$1.1 million used in the purchase of interests from noncontrolling interests;
●	$1.0 million of cash distributions paid to common stockholders; and
●	$0.6 million paid for the redemption of Series A Preferred Stock.

Capital Expenditures

The following table summarizes our total capital expenditures for the nine months ended September 30, 2025 and 2024 (amounts in thousands):

	Nine Months Ended
	September 30,
	2025	2024
New development	$6,035	$346
Redevelopment/renovations	4,203	2,222
Routine capital expenditures	3,132	2,939
Normally recurring capital expenditures	875	470
Total capital expenditures	$14,245	$5,977

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

CFFO makes certain adjustments to FFO, removing the effect of items that do not reflect ongoing property operations such as acquisition and other transaction costs, non-cash interest, unrealized gains or losses on derivatives, provision for (recovery of) credit losses, non-cash returns on unconsolidated real estate funds, losses on extinguishment of debt and debt modification costs (includes prepayment penalties incurred and the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt), one-time weather-related costs, equity compensation expense, non-recurring income tax, and preferred stock accretion. We believe that CFFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core recurring property operations. As a result, we believe that CFFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential.

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

The table below presents our calculation of FFO and CFFO for the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net (loss) income attributable to common stockholders	$(3,608)	$921	$(8,621)	$(1,731)
Add back: Net (loss) income attributable to Operating Partnership Units	(8,074)	2,010	(19,302)	(3,695)
Net (loss) income attributable to common stockholders and unit holders	(11,682)	2,931	(27,923)	(5,426)

Real estate depreciation and amortization	6,740	4,851	21,392	13,604
Impairment and (gain on sale) of real estate investments, net	3,944	(9,304)	2,383	(8,770)
Gain on sale of available-for-sale investments	(1,762)	—	(3,212)	—
Adjustment for partially owned properties’ noncontrolling interests	(1,113)	(573)	(2,654)	(1,500)
FFO attributable to common stockholders and unit holders	(3,873)	(2,095)	(10,014)	(2,092)

Acquisition and other transaction costs	107	17	318	21
Non-cash interest expense	573	450	1,979	1,116
Unrealized loss on derivatives	494	1,888	1,728	3,444
Provision for (recovery of) credit losses	—	48	(104)	214
Non-cash returns on unconsolidated real estate funds	(447)	—	(447)	—
Loss on extinguishment of debt costs	3	118	12	118
Weather-related losses, net	37	178	82	178
Non-real estate depreciation and amortization	14	35	43	118
Other expense (income), net	39	(166)	295	(106)
Non-cash equity compensation	1,117	2,068	3,551	5,747
Non-recurring income tax expense	187	—	933	—
Preferred stock accretion	1,574	—	3,370	181
Adjustment for partially owned properties’ noncontrolling interests	(253)	(112)	(666)	(244)
CFFO attributable to common stockholders and unit holders	$(428)	$2,429	$1,080	$8,695

Per Share and Unit Information:
FFO attributable to common stockholders and unit holders - diluted	$(0.31)	$(0.17)	$(0.79)	$(0.17)
CFFO attributable to common stockholders and unit holders - diluted	$(0.03)	$0.20	$0.09	$0.71

Weighted average common shares and units outstanding - diluted	12,689,829	12,324,022	12,614,111	12,180,721

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

Distributions

Declaration Date	Record Date	Amount	Paid / Payable Date
Class A common stock
March 11, 2025	March 25, 2025	$0.125	April 4, 2025
March 11, 2025	June 25, 2025	0.125	July 3, 2025
March 11, 2025	September 25, 2025	0.125	October 3, 2025
March 11, 2025	December 24, 2025	0.125	January 5, 2026
Class C common stock
March 11, 2025	March 25, 2025	$0.125	April 4, 2025
March 11, 2025	June 25, 2025	0.125	July 3, 2025
March 11, 2025	September 25, 2025	0.125	October 3, 2025
March 11, 2025	December 24, 2025	0.125	January 5, 2026
Series A Preferred Stock (1)
October 14, 2024	December 24, 2024	$0.125	January 3, 2025
January 15, 2025	January 24, 2025	0.125	February 5, 2025
January 15, 2025	February 25, 2025	0.125	March 5, 2025
January 15, 2025	March 25, 2025	0.125	April 4, 2025
April 15, 2025	April 25, 2025	0.125	May 5, 2025
April 15, 2025	May 23, 2025	0.125	June 5, 2025
April 15, 2025	June 25, 2025	0.125	July 3, 2025
July 15, 2025	July 25, 2025	0.125	August 5, 2025
July 15, 2025	August 25, 2025	0.125	September 5, 2025
July 15, 2025	September 25, 2025	0.125	October 3, 2025
Series A Preferred Enhanced Special Dividend (2)
October 14, 2024	December 24, 2024	$0.010417	January 3, 2025
January 15, 2025	January 24, 2025	0.010417	February 5, 2025
January 15, 2025	February 25, 2025	0.010417	March 5, 2025
January 15, 2025	March 25, 2025	0.010417	April 4, 2025
April 15, 2025	April 25, 2025	0.010417	May 5, 2025
April 15, 2025	May 23, 2025	0.010417	June 5, 2025
April 15, 2025	June 25, 2025	0.010417	July 3, 2025
July 15, 2025	July 25, 2025	0.010417	August 5, 2025
July 15, 2025	August 25, 2025	0.010417	September 5, 2025
July 15, 2025	September 25, 2025	0.010417	October 3, 2025
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

Subsequent Events

Other than the items disclosed in Note 18 “Subsequent Events” to our interim Consolidated Financial Statements for the period ended September 30, 2025, no material events have occurred that required recognition or disclosure in these financial statements. Refer to Note 18 of our interim Consolidated Financial Statements for discussion.

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

Our interest rate risk is monitored using a variety of techniques. The table below ($ in thousands) presents the principal payments and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. Fair value adjustments and unamortized deferred financing costs, net, of approximately $(10.1) million are excluded.

	2025	2026	2027	2028	2029	Thereafter	Total
Mortgage Notes Payable	$459	$33,316	$83,992	$5,703	$80,450	$200,080	$404,000
Weighted Average Interest Rate	3.98%	4.18%	7.17%	5.76%	5.12%	5.12%	5.48%

Revolving Credit Facility	$—	$22,000	$—	$—	$—	$—	$22,000
Weighted Average Interest Rate	—	7.76%	—	—	—	—	7.76%

The fair value of mortgages payable is estimated at $401.4 million at September 30, 2025.

The table above incorporates those exposures that exist at September 30, 2025; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

At September 30, 2025, we had interest rate caps and swaps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps and swaps mitigate our exposure to interest rate risk by providing a ceiling on the underlying interest rate for $100.8 million of our debt.

Based on our debt outstanding and interest rates in effect at September 30, 2025, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would increase interest expense by approximately $112,000 or decrease interest expense by approximately $112,000, respectively, for the quarter ended September 30, 2025.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2025, our total indebtedness was approximately $426.0 million, which includes $22.0 million outstanding under our revolving credit facility. We may incur significant additional debt in the future. The Series A Preferred Stock is subordinate to all our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. In addition, our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, of which 30,000,000 have been classified as shares of Series A Preferred Stock. As of September 30, 2025, we had issued and outstanding 6,087,829 shares of Series A Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Series A Preferred Stock or any other class or series of preferred stock would dilute the interests of the holders of shares of preferred stock of the applicable class or series, and any issuance of preferred stock senior to the Series A Preferred Stock or any other class or series of preferred stock, or any issuance of additional indebtedness, could affect our ability to pay dividends on, redeem or pay the liquidation preference on any or all of the foregoing class or series of preferred stock. We may issue preferred stock on parity with the Series A Preferred Stock without the consent of the holders of the Series A Preferred Stock. Other than the right of holders to cause us to redeem the Series A Preferred Stock upon a change of control, none of the provisions relating to the Series A Preferred Stock or any other class or series of preferred stock relate to or limit our indebtedness or afford the holders of shares thereof protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of such shares.

Development, redevelopment, and construction risks could affect our profitability.

Development and redevelopment are subject to numerous risks, including the following:

●	we may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third-party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities;
●	we may incur costs that exceed our original estimates due to increased material, labor, or other factors and costs, such as those resulting from litigation, program changes, inflation, interest rate increases, the implementation of tariffs, or supply chain disruptions;
●	we may be unable to complete construction and lease-up of a residential community on schedule, including as a result of global supply chain disruptions, resulting in increased construction and financing costs and a decrease in expected rental revenues;
●	occupancy rates and rents at a residential community may fail to meet our expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development of competing communities;
●	we may be unable to obtain financing, including construction loans, with favorable terms, or at all, which may cause us to delay or abandon an opportunity;
●	we may abandon opportunities that we have already begun to explore, or stop projects we have already commenced, for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, we may fail to recover costs already incurred in exploring those opportunities;

●	we may incur liabilities to third parties during the development or redevelopment process, and we may be faced with claims for construction defects after a property has been developed;
●	we may face opposition from local community or political groups with respect to the development, construction, or operations at a particular site;
●	health and safety incidents or other accidents on site may occur during development;
●	unexpected events or circumstances may arise during the development or redevelopment process that affect the timing of completion and the cost and profitability of the development or redevelopment;
●	loss of a key member of a development team could adversely affect our ability to deliver developments and redevelopments on time and within our budget;
●	government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts may increase in the future in the form of restrictions or additional requirements on development in certain areas; and
●	environmental, social, governance and other sustainability matters and our responses to these matters could impact development.

Some of these development risks may be heightened given current uncertain and potentially volatile market conditions. If market volatility causes economic conditions to remain unpredictable or to trend downwards, we may not achieve our expected returns on residential communities under development and we could lose some or all of our investments in those properties. In addition, the lead time required to develop, construct, and lease-up a development property may increase, which could adversely impact our projected returns or result in a termination of the development project.

The construction of real estate projects entails unique risks, including risks that the project will fail to conform to building plans, specifications, and timetables. These failures could be caused by labor strikes, weather, government regulations, and other conditions beyond our control. In addition, we may become liable for injuries and accidents occurring during the construction process that are underinsured.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

23.1	Consent of Plante Moran, PC, incorporated by reference to Exhibit 23.1 to the Company’s Current Report on Form 8-K/A filed on July 1, 2025

23.2	Consent of Deloitte & Touche LLP, incorporated by reference to Exhibit 23.1 to the Company’s Current Report on Form 8-K/A filed on July 8, 2025

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1

Audited consolidated financial statements of Marble Capital Income and Impact Fund, LP and Subsidiaries as of and for the year ended December 31, 2024, and the notes related thereto, and the Report of Deloitte & Touche LLP, Independent Auditors, dated April 25, 2025, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed on July 8, 2025

99.2

Audited consolidated financial statements of Marble Capital Income and Impact Fund, LP and Subsidiaries as of and for the year ended December 31, 2023, and the notes related thereto, and the Report of Deloitte & Touche LLP, Independent Auditors, dated April 26, 2024, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K/A filed on July 8, 2025

99.3

Unaudited consolidated financial statements as of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and 2024, and the notes related thereto, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K/A filed on July 8, 2025

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations and Comprehensive Income; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows; (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK HOMES TRUST, INC.

DATE: November 6, 2025	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE: November 6, 2025	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)