Form 10-K
period 2025-12-31
Bluerock Homes Trust, Inc.
filed 2026-02-27
CIK 1903382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒
Smaller reporting company	☒	Emerging growth company	☒

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

The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of registrant’s most recently completed second fiscal quarter, was $50,839,325 based on the closing price of the Class A common stock on the NYSE American on such date.

Number of shares outstanding of the registrant’s

classes of common stock, as of February 20, 2026:

Class A Common Stock: 4,047,114 shares

Class C Common Stock: 8,489 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2026 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement within 120 days after its fiscal year end. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

BLUEROCK HOMES TRUST, INC.

FORM 10-K

December 31, 2025

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

●	Our current portfolio consists primarily of residential properties concentrated in certain markets, and we expect that our portfolio going forward will consist primarily of the same. Any adverse developments in local economic conditions or the demand for residential properties in these markets may negatively impact our operating results.
●	If we are unable to identify suitable investments, then we may not be able to achieve our investment objectives or pay distributions.
●	Adverse economic conditions may negatively affect our returns and profitability, and, as a result, our ability to make distributions to our stockholders.
●	We may at times have limited sources of capital other than proceeds from future mortgage debt financings for acquisition and/or development projects, cash from property operations, our $50 million revolving credit facility, proceeds of offerings of our securities, and the proceeds from our program to sponsor and raise capital through private placement offerings of Delaware statutory trusts (each, a “DST”) holding residential properties (collectively, the “DST Program”) to meet our primary liquidity requirements. As a result, we may not be able to pay our short-term debt upon maturity or other liabilities and obligations when they come due other than with the net proceeds of an offering, which may limit our ability to fully consummate our business plan and diversify our portfolio.
●	We may be limited in our ability to diversify our investments.
●	We have used and will continue to use mortgage and other indebtedness to partially finance our company, which increases the risk to our business. Our leverage policy has been adopted by our board of directors (the “Board”) and is therefore subject to change without stockholder consent.
●	During certain periods of our operations, we may have to fund distributions from offering proceeds, proceeds from our DST Program, borrowings, and the sale of assets to the extent distributions exceed our earnings or cash flows from operations and may do so in the future if we are unable to make distributions with our cash flows from our operations. There is no limit on the amount of offering proceeds we may use to fund distributions. Distributions paid from sources other than cash flow or funds from operations may constitute a return of capital to our stockholders. Rates of distribution may not be indicative of our operating results.

●	The impact of epidemics, pandemics, or other outbreaks of illness, disease or virus (such as COVID-19, and its variants) and the actions taken by government authorities and other factors related thereto, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.
●	We depend on the senior officers and key personnel of our external manager, Bluerock Homes Manager, LLC (the “Manager”), a Delaware limited liability company organized in 2022, and its affiliates. In particular, our success depends to a significant degree upon the contributions of Messrs. Kamfar, MacDonald, Ruddy, Vohs, and DiFranco, as well as Mr. Emala, all of whom are senior officers of our Manager. We do not have employment agreements with any of these key personnel and do not have key man life insurance on any of them. The departure or the loss of the services of any such key personnel could have a material adverse effect on our business, financial condition, results of operations and ability to effectively operate our business.
●	While we expect to maintain control over our properties, we will rely on members of our network for the day-to-day management and development of our real estate investments.
●	Stockholders will have limited control over changes in our policies and day-to-day operations, which increases the uncertainty and risks you face as a stockholder. In addition, our Board may approve changes to our policies without your approval.
●	The market price and trading volume of our Class A common stock may fluctuate widely as a result of a number of factors, many of which are outside of our control. In addition, the stock market is subject to fluctuations in share prices and trading volumes that affect the market prices of the shares of many companies. These fluctuations in the stock market may materially and adversely affect the market price of our Class A common stock.
●	There is no public market for our 6.0% Series A Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), or our 7.5% Series B Redeemable Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), and we currently have no plan to list the Series A Preferred Stock or Series B Preferred Stock on a securities exchange. If holders are able to sell the Series A Preferred Stock or Series B Preferred Stock, they may have to be sold at a substantial discount.
●	Holders of Series A Preferred Stock and Series B Preferred Stock should not expect us to redeem all or any such shares on the date they first become redeemable or on any particular date after they become redeemable. Any decision to propose a redemption will depend upon, among other things, our evaluation of our capital position and general market conditions at the time. We would likely choose to exercise our optional redemption right only when prevailing interest rates have declined, which would adversely affect the ability of holders of shares of the applicable series of preferred stock to reinvest proceeds from the redemption in a comparable investment with an equal or greater yield to the yield on such series of preferred stock had their shares not been redeemed.
●	There are numerous conflicts of interest between the interests of stockholders and our interests or the interests of our Manager, Bluerock and their respective affiliates, including conflicts arising out of (a) allocation of personnel to our activities, (b) allocation of investment opportunities between us and investment vehicles affiliated with Bluerock, (c) purchase or sale of residential properties, including from or to Bluerock or its affiliates, and (d) fee arrangements with our Manager that might induce our Manager to make investment decisions that are not in our best interests.
●	We have invested and anticipate that we will continue to invest in the redevelopment of existing properties and the development of new properties. These investments involve risks beyond those presented by stabilized, income-producing properties. These risks may diminish the return to our stockholders.
●	We have a limited operating history as a REIT and an independent publicly traded company, which makes our future performance difficult to predict.
●	We may fail to maintain our qualification as a REIT for federal income tax purposes. We would then be subject to corporate level taxation, and we would not be required to pay any distributions to our stockholders.

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

We have elected to be taxed and currently qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with our taxable year ended December 31, 2022. As a REIT, we generally are not subject to corporate-level income taxes. In order to maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we fail to maintain our qualification as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates and we would not be permitted to qualify as a REIT for four years following the year in which we lost our qualification. We intend to continue to organize and operate in such a manner as to remain qualified as a REIT.

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

We have no employees and are supported by a related-party service agreement with Bluerock Homes Manager, LLC (the “Manager”), a Delaware limited liability company organized in 2022. We are externally managed by the Manager, which manages our day-to-day operations under a Management Agreement (the “Management Agreement”). The current term of our Management Agreement expires October 6, 2026 and will be automatically renewed for a one-year term each year on October 6, unless previously terminated in accordance with the terms of the Management Agreement. The Manager is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf. Substantially all our business is conducted through our Operating Partnership, of which we are the sole general partner.

The principal executive offices of our Company and the Manager are located at 919 Third Avenue, 40th Floor, New York, New York 10022. Our telephone number is (212) 843-1601.

Investments in Real Estate

As of December 31, 2025, we held twenty-five real estate investments, consisting of nineteen consolidated investments, five preferred equity investments, and one unconsolidated real estate fund investment. The twenty-four consolidated and preferred equity investments represent an aggregate of 5,572 residential units, comprised of 4,423 consolidated units, of which 370 units are under development or in lease-up, and 1,149 units through preferred equity investments, which includes planned units and those under development. As of December 31, 2025, our consolidated operating investments were approximately 90.9% occupied; excluding units classified as held for sale and down/renovation units, our consolidated operating investments were approximately 93.0% occupied.

Our current portfolio consists of two primary segments: (i) residential communities, such as apartments, townhouses, and duplexes, and (ii) scattered single-family homes. For more information regarding our investments, see “Item 2. Investments”.

Business and Growth Strategies

Our principal business objective is to generate attractive risk-adjusted investment returns by assembling a portfolio of institutional residential properties including apartments, build-to-rent communities, single-family homes, and other residential communities located across a diverse group of growth markets. Our current investment strategy is focused on growing our portfolio of residential communities. By implementing our investment strategies and our institutional-quality management, we expect to be able to achieve sustainable long-term growth in both our funds from operations (“FFO”) and net asset value (“NAV”).

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

Summary of Investments and Dispositions

The following table presents a summary of our real estate investments during the years ended December 31, 2025 and 2024:

Investment Name	Location	Date of Investment	Ownership Interest	Number of Units
2024
Wayford at Pringle (1)	Charlotte, NC	January 10, 2024	—	102
Villas at Huffmeister	Houston, TX	March 25, 2024	95%	294
Indigo Cove (2)	Bluffton, SC	June 27, 2024	—	82
Avenue at Timberlin Park	Jacksonville, FL	July 31, 2024	100%	200
Amira at Westly (3)	Tampa, FL	October 31, 2024	—	408
Allure at Southpark	Charlotte, NC	December 6, 2024	98%	350
River Ford (4)	Brunswick, GA	December 6, 2024	—	170
Canvas at Wildwood (4)	Wildwood, FL	December 11, 2024	—	224

2025
Marble Capital Income & Impact Fund, LP (5)	N/A	April 25, 2025	—	—
Southern Pines Reserve (6)	Aberdeen, NC	April 28, 2025	22%	272
Sanford Marketplace (4)	Sanford, NC	June 30, 2025	—	300
Skytop Apartments (6)	Cincinnati, OH	September 29, 2025	3%	361
Harmony at Clear Creek (7)	Shawnee, KS	September 30, 2025	85%	188
Parkside at Summers Corner (8)	Summerville, SC	November 26, 2025	100%	12
District at Parkview (6)	Stone Mountain, GA	December 18, 2025	69%	264
Archer at RiverBlue (9)	Asheville, NC	December 19, 2025	—	245
(1)	Our investments in Wayford at Pringle, which were held through a loan and preferred equity interests, were subsequently concluded. Refer to the table below.
(2)	Our investment in Indigo Cove, which was held through preferred equity interests, was subsequently sold. Refer to the table below.
(3)	Amira at Westly is held through our DST Program (refer to Note 9 of our consolidated financial statements for further information). The Amira at Westly DST has been fully subscribed with equity from individual investors.
(4)	Our investment in the property is held through preferred equity interests. Refer to Note 8 of our consolidated financial statements for further information.
(5)	We acquired a limited partnership interest in Marble Capital Income & Impact Fund, LP (the “Marble Fund”), which is an unconsolidated real estate fund investment accounted for under the equity method. The Marble Fund owns a diversified portfolio of multifamily assets and build-to-rent multifamily investments located in the United States. Refer to Note 7 of our consolidated financial statements for further information.
(6)	Southern Pines Reserve, Skytop Apartments and District at Parkview are held through our DST Program. The ownership interest presented represents our interest at December 31, 2025. Refer to Note 9 of our consolidated financial statements for further information.
(7)	Harmony at Clear Creek represents a development project with construction anticipated to commence in 2026. Harmony at Clear Creek is classified as a consolidated investment.
(8)	Parkside at Summers Corner represents a development project with units to be acquired in tranches as construction is completed. Of the total 100 units that we have committed to acquire, 12 units had been acquired as of December 31, 2025.
(9)	We entered into a joint venture agreement and made a commitment to invest capital for preferred equity interests in Archer at RiverBlue. No capital had been funded as of December 31, 2025. Refer to Note 8 of our consolidated financial statements for further information.

The following table presents a summary of our real estate sales, redemptions of preferred equity interests, and loan payoffs during the years ended December 31, 2025 and 2024:

		Date of Payoff, Sale	Ownership	Number
Investment Name	Location / Market	or Redemption (1)	Interest	of Units
2024
ILE	TX / SE US	Various	95%	4
Indy-Springfield	IN / MO	Various	100%	11
Peak Housing (2)	IN / MO / TX	Various	—	452
Peak JV 2	Various / TX	Various	80%	23
Peak JV 3	Dallas-Fort Worth, TX	Various	56%	60
The Woods at Forest Hill (3)	Forest Hill, TX	Various	—	76
Navigator Villas (4)	Pasco, WA	August 7, 2024	100%	176

2025
ILE	TX / SE US	Various	95%	28
Indy-Springfield	IN / MO	Various	100%	19
Golden Pacific	IN / KS / MO	Various	97%	8
Peak JV 2 (5)	Various / TX	Various	100%	24
Peak JV 3 (5)	Dallas-Fort Worth, TX	Various	100%	48
Wayford at Pringle (6)	Charlotte, NC	Various	—	102
Indigo Cove (7)	Bluffton, SC	April 11, 2025	—	82
The Cottages at Myrtle Beach (8)	Myrtle Beach, SC	April 23, 2025	—	294
Willow Park (9)	Willow Park, TX	May 16, 2025	—	58
The Cottages of Port St. Lucie (8)	Port St. Lucie, FL	July 24, 2025	—	286
Chandler (8)	Chandler, AZ	November 17, 2025	—	208
(1)	For those dates where “Various” is listed, units were sold from the respective portfolios, or our investments were concluded, on various dates throughout that specified year.
(2)	Our investment in the portfolio, which was held through preferred equity interests, was fully redeemed as units collateralizing our investment (such units collectively known as “Peak Housing”) were sold. Refer to Note 8 of our consolidated financial statements for further information.
(3)	We held two separate investments in The Woods at Forest Hill: (i) a loan investment which was fully paid off in August 2024, and (ii) preferred equity interests which were fully redeemed in November 2024. Refer to Note 6 and Note 8 of our consolidated financial statements for further information.
(4)	Prior to the sale of Navigator Villas, we purchased our unaffiliated joint venture partner’s interest in the property, increasing our interest from 90% to 100%.
(5)	In July 2025, we purchased the noncontrolling partner’s interest in each of the Peak JV 2 and Peak JV 3 portfolios, increasing our interest in each portfolio to 100%.
(6)	We held two separate investments in Wayford at Pringle: (i) a loan investment to an unaffiliated third party which was fully paid off in February 2025, and (ii) preferred equity interests which were sold to a joint venture in April 2025, with such joint venture including an affiliate of Bluerock Homes Manager, LLC (our external manager). Refer to Note 6 and Note 8 of our consolidated financial statements for further information.
(7)	Our investment in Indigo Cove, which was held through preferred equity interests, was sold to a joint venture, with such joint venture including an affiliate of Bluerock Homes Manager, LLC. Refer to Note 8 of our consolidated financial statements for further information.
(8)	Our investment in the property, which was held through preferred equity interests, was fully redeemed. Refer to Note 8 of our consolidated financial statements for further information.
(9)	Our investment in Willow Park, which was held through a loan, was fully paid off.

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

Holders of shares of the Series B Preferred Stock will be entitled to receive, when and as authorized by our Board and declared by us out of legally available funds, cumulative cash dividends on each share of Series B Preferred Stock at an annual rate of seven and a half percent (7.5%) of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $1.875 per share) (the “Series B Preferred Regular Dividends”). Cash dividends on each share of Series B Preferred Stock will begin accruing on, and will be cumulative from, the date of original issuance or the end of the most recent dividend period for which cash dividends on the Series B Preferred Stock have been paid on each such share, payable monthly in arrears on the 5th day of each month to holders of record on the 25th day of the prior month; provided, however, that any such cash dividend may vary among holders of Series B Preferred Stock and may be prorated with respect to any shares of Series B Preferred Stock that were outstanding less than the total number of days in the dividend period immediately preceding the applicable dividend payment date, with the amount of any such prorated dividend being computed on the basis of the actual number of days in such dividend period during which such shares of Series B Preferred Stock were outstanding.

Holders of shares of Class A common stock, $0.01 par value per share (the “Class A common stock”), and Class C common stock $0.01 par value per share (the “Class C common stock”), will be entitled to receive cash dividends when, as and if authorized by our Board and declared by us. For 2025, the common share dividend was paid on a quarterly basis at an annual dividend rate of $0.50 per common share.

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

Industry Segments

We own and operate residential real estate assets that generate rental and other property-related income through the leasing of residential units to a diverse base of tenants. We view our residential real estate assets as two reportable segments, consisting of (i) residential communities, and (ii) scattered single-family homes. Our Chief Operating Decision Makers, which are our Chief Executive Officer, Chief Investment Officer and Chief Financial Officer, do not distinguish or group operations on a geographic, tenant or other basis when assessing the financial performance of our portfolio of properties/investments.

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

Scattered single-family homes segment includes the ownership, management, and renovation of scattered single-family homes, which are, generally, detached homes with no onsite property management.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. We also have filed with the SEC registration statements on Form S-11 (File No. 333-269415 and File No. 333 – 290772) and Form S-8 (File No. 333-267764 and File No. 333 – 288773). Copies of our filings with the SEC may be obtained from the SEC’s website at www.sec.gov, or downloaded from our website at www.bluerockhomes.com, as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC. Access to these filings is free of charge.

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

Inflation in the United States accelerated rapidly in the first half of 2023 and remained elevated throughout 2024 and may continue to remain high in the future. While inflation has shown signs of moderating, it remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time or have a significant effect on the United States or other economies. In addition, any tariffs imposed by the current administration or other countries may cause further inflationary pressures in the economy. Rising inflation could have an adverse impact on our operating expenses as well as our general and administrative expenses. For example, it is possible that the impact of the rate of inflation may not be adequately offset by annual rent escalations or the resetting of rents from our renewal and re-leasing activities, which may adversely affect our business, financial condition, results of operations, and cash flows. Compensation costs and professional service fees are also subject to the impact of inflation and are expected to increase proportionately with increasing market prices for such services. Consequently, inflation may increase our general and administrative expenses over time and may adversely impact our results of operations and cash flows.

While the Federal Reserve reduced interest rates by an aggregate of 100-basis points during 2024 and by an aggregate of 75-basis points during 2025, there can be no assurances that interest rates will not rise again. Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings. As of December 31, 2025, we had interest rate caps and swaps which effectively limit our exposure to interest rate risk by providing a ceiling on the underlying floating interest rate for $100.7 million of our floating rate debt. However, the effect of inflation on interest rates could increase our financing costs over time, either through borrowings on floating-rate lines of credit or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt.

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

The construction of real estate projects entails unique risks, including risks that the project will fail to conform to building plans, specifications, and timetables. These failures could be caused by labor strikes, weather, government regulations, and other conditions beyond our control. In addition, we may become liable for underinsured injuries and accidents occurring during the construction process.

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

An aspect of our business model has a limited track record, which may make our business difficult to evaluate.

One aspect of our business strategy involves managing a large number of single-family properties, and leasing them to qualified residents. Until recently, the single-family rental business consisted primarily of private and individual investors in local markets and was managed individually or by small, non-institutional owners and property managers. Entry into this market by large, well-capitalized investors is a relatively recent trend, so few peer companies exist and none have yet established long-term track records that might assist us in predicting whether this aspect of our business model and investment strategy can be implemented and sustained over an extended period of time. It may be difficult for you to evaluate our potential future performance without the benefit of established long-term track records from companies implementing a similar business model. We may encounter unanticipated problems as we continue to refine our business model, which may adversely affect our results of operations and ability to make distributions to our stockholders and cause our stock price to decline significantly.

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

Various legislative and regulatory bodies have been focused on the shortage and increases in the cost of residential housing in the U.S. There has been vigorous and continuing political debate and discussion, in which we participate, with respect to residential housing laws and regulations, with particular focus on the single-family residential housing industry. On January 20, 2026, President Trump signed an executive order directing federal agencies to take steps to limit the purchase of single-family properties by “large institutional investors”. The executive order provides an exception for the type of build-to-rent communities that are a focus of our investment strategy, and does not impose an outright ban on the acquisition of single-family properties by institutional investors, nor does it compel the sale of existing portfolios. For these reasons, we currently do not anticipate the executive order, nor any resulting legislation or enforcement, to have a material impact on our business. However, the scope and impact of the executive order remains subject to further guidance from the current administration, and there can be no assurance that such guidance, and/or any future legislative or regulatory changes will not be proposed or enacted, including those governing the types of investments we are permitted to make, that could adversely affect our business and financial results.

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

In addition to general, regional, national, and international economic conditions, our operating performance will be impacted by the economic conditions in our markets. We base a substantial part of our business plan on our belief that property values and operating fundamentals for residential properties in our markets will continue to improve over the near to intermediate term. However, these markets have experienced substantial economic downturns in recent years and could experience similar or worse economic downturns in the future. Additionally, a significant outbreak of infectious disease in the human population or pandemic may result in a widespread health crisis adversely affecting the economies and financial markets of many countries, resulting in an economic downturn that could negatively affect our business, results of operations, and financial condition. See “—Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, which may include COVID-19.” We can provide no assurance as to the extent property values and operating fundamentals in these markets will improve, if at all. If the recent economic downturn in these markets returns or if we fail to accurately predict the timing of economic improvement in these markets, the value of our properties could decline and our ability to execute our business plan may be adversely affected to a greater extent than if we owned a real estate portfolio that was more geographically diversified, which could adversely affect our financial condition, operating results, and ability to make distributions to our stockholders and cause the value of our Series A Preferred Stock, Series B Preferred Stock or Class A common stock to decline.

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

Our operating results may be adversely affected by market and economic challenges, which may negatively affect our returns and profitability and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our properties. These market and economic challenges include, but are not limited to, the following:

●	any future downturn in the U.S. economy and high unemployment could result in tenant defaults under leases, vacancies in our properties and concessions or reduced rental rates under new leases due to reduced demand. In addition, such downturns could result in reduced demand for residential rental properties, which may reduce home prices and make home purchases more affordable as an alternative to renting, which also may materially adversely reduce the demand for residential rental properties;

●	tariffs imposed by the current administration and/or other countries may cause further inflationary pressures in the economy, uncertainty and volatility of debt and equity markets, and a slowdown in the U.S. and global economies. Such tariffs are likely to increase construction costs and further reduce already constrained new supply starts, which could adversely impact the timing of actual completion and/or stabilization of our build-to-rent communities, including potential delays due to supply shortages and labor shortages;
●	the rate of household formation or population growth in our target markets or a continued or exacerbated economic slow-down experienced by the local economies where our properties are located or by the real estate industry generally may result in changes in supply of or demand for our residential rental properties; and
●	the failure of the real estate market to attract the same level of capital investment in the future that it attracted at the time of our purchases or a reduction in the number of companies seeking to acquire properties may result in the value of our investments not appreciating or decreasing, possibly significantly, below the amount we pay for these investments.

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

Certain of our competitors may be larger in certain of our markets and may have greater financial or other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. In addition, any potential competitor may have higher risk tolerances or different risk assessments and may not be subject to the operating constraints associated with maintaining qualification for taxation as a REIT, which could allow them to consider a wider variety of investments. Competition may result in fewer investments, higher prices, a broadly dispersed portfolio of properties that does not lend itself to efficiencies of concentration, acceptance of greater risk, lower yields and a narrower spread of yields over our financing costs. In addition, competition for desirable investments could delay the investment of our capital, which could adversely affect our results of operations and cash flows. As a result, there can be no assurance that we will be able to identify and finance investments that are consistent with our investment objectives or to achieve positive investment results, and our failure to accomplish any of the foregoing could have a material adverse effect on us and cause the value of our Series A Preferred Stock, Series B Preferred Stock or Class A common stock to decline.

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

We may at times have limited sources of capital other than proceeds from future mortgage debt financings for acquisition and/or development projects, cash generated from operating activities, our $50 million revolving credit facility, the net proceeds of offerings of our securities, and the proceeds from our DST Program.

We may at times have limited sources of capital other than proceeds from future mortgage debt financings for acquisition and/or development projects, cash generated from operating activities, our $50 million revolving credit facility, the net proceeds of offerings of our securities, and the proceeds from our DST Program to meet our primary liquidity requirements. As a result, we may not be able to pay our liabilities and obligations when they come due other than with the net proceeds of an offering. Depending on business conditions at the time we might not be able to effectuate an offering, which in either case may limit our ability to implement our business plan.

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

As of February 20, 2026, our executive officers beneficially owned interests representing approximately 22.2% of the total economic interest in our Class A common stock and Class C common stock on a fully diluted basis, where “on a fully diluted basis” assumes that all outstanding OP Units, C-OP Units (as defined in the Partnership Agreement), LTIP Units and C-LTIP Units (as defined in the Partnership Agreement), whether vested or unvested, in each case are ultimately settled for shares of our common stock. In addition, as of February 20, 2026, the aggregate voting power of our executive officers represented approximately 7.6% of the total voting power of our outstanding Class A common stock and Class C common stock. As a result of our executive officers’ significant ownership in our company, our executive officers will have significant influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including with respect to matters submitted to our stockholders for approval such as the election of directors and any merger, consolidation or sale of all or substantially all of our assets. Our executive officers may have interests that differ from our other stockholders, and may accordingly vote in ways that may not be consistent with the interests of those other stockholders.

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

As of December 31, 2025, we had approximately $115 million of mortgages payable outstanding that are indexed to SOFR, and our future variable rate debt may bear interest at a rate derived from SOFR. SOFR is a relatively new reference rate. The publication of SOFR began in April 2018, and, therefore, it has a very limited history. The future performance of SOFR cannot be predicted based on the limited historical performance. Since the initial publication of SOFR, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates, such as United States dollar LIBOR. Additionally, any successor rate to SOFR may not have the same characteristics as SOFR or LIBOR. As a result, the amount of interest we may pay on future variable rate debt indexed to SOFR is difficult to predict.

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

In addition, we offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager’s principals and professionals. The current term of our Management Agreement with our Manager expires October 6, 2026, with automatic one-year renewals thereafter, and may be terminated earlier under certain circumstances. If the Management Agreement is terminated or not renewed and no suitable replacement is found to manage us, we may not be able to execute our business plan, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

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

Our Manager will be obligated to supply us with substantially all of our senior management team, including our chief executive officer, president, chief accounting officer and chief operating officer. Subject to investment, leverage and other guidelines or policies adopted by our Board, our Manager will have significant discretion regarding the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success will depend significantly upon the experience, skill, resources, relationships and contacts of the senior officers and key personnel of our Manager and its affiliates. In particular, our success depends to a significant degree upon the contributions of Messrs. Kamfar, Ruddy, MacDonald, Vohs, DiFranco and Emala, all of whom are senior officers of our Manager. We will not have employment agreements with any of these key personnel and do not have key man life insurance on any of them. If any of Messrs. Kamfar, Ruddy, MacDonald, Vohs, DiFranco and Emala were to cease their affiliation with us or our Manager, our Manager may be unable to find suitable replacements, and our operating results could suffer. We believe that our future success will depend, in large part, upon our Manager’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for highly skilled personnel is intense, and our Manager may be unsuccessful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of highly skilled personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

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

Risks Related to Offerings of our Series A Preferred Stock and/or our Series B Preferred Stock

To the extent that our distributions represent a return of capital for tax purposes, stockholders may recognize an increased gain or a reduced loss upon subsequent sales (including cash redemptions) of their shares of Series A Preferred Stock or Series B Preferred Stock.

The dividends payable by us on the Series A Preferred Stock and Series B Preferred Stock may exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. If that were to occur, it would result in the amount of distributions that exceed our earnings and profits being treated first as a return of capital to the extent of the stockholder’s adjusted tax basis in the stockholder’s Series A Preferred Stock and Series B Preferred Stock and then, to the extent of any excess over the stockholder’s adjusted tax basis in the stockholder’s Series A Preferred Stock and Series B Preferred Stock, as capital gain. Any distribution that is treated as a return of capital will reduce the stockholder’s adjusted tax basis in the stockholder’s Series A Preferred Stock and Series B Preferred Stock, and subsequent sales (including cash redemptions) of such stockholder’s Series A Preferred Stock and Series B Preferred Stock will result in recognition of an increased taxable gain or reduced taxable loss due to the reduction in such adjusted tax basis.

Because we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends on our Series A Preferred Stock and Series B Preferred Stock will depend almost entirely on the distributions we receive from our Operating Partnership. We may not be able to pay dividends regularly on our Series A Preferred Stock or Series B Preferred Stock.

We may not be able to pay dividends on a regular quarterly basis in the future on our Series A Preferred Stock or our Series B Preferred Stock. We have contributed, and intend to continue to contribute in the future, the entire net proceeds from the offerings of all such series of our preferred stock to our Operating Partnership in exchange for Series A Preferred Units and Series B Preferred Units (as applicable) that have substantially the same economic terms as the Series A Preferred Stock and Series B Preferred Stock (respectively). Because we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends on the Series A Preferred Stock and Series B Preferred Stock will depend almost entirely on payments and distributions we receive on our interests in our Operating Partnership. If our Operating Partnership fails to operate profitably and to generate sufficient cash from operations (and the operations of its subsidiaries), we may not be able to pay dividends on the Series A Preferred Stock or Series B Preferred Stock. Furthermore, any new shares of preferred stock on parity with any such series of preferred stock will substantially increase the cash required to continue to pay cash dividends at stated levels. Any common stock or preferred stock that may be issued in the future to finance acquisitions, upon exercise of stock options or otherwise, would have a similar effect.

Your interests in our Series A Preferred Stock and/or Series B Preferred Stock could be subordinated and/or diluted by the incurrence of additional debt, the issuance of additional shares of preferred stock, including additional shares of preferred stock, including additional shares of any or all of the foregoing series of preferred stock, and by other transactions.

As of December 31, 2025, our total indebtedness was approximately $440.8 million. We may incur significant additional debt in the future. Each of the Series A Preferred Stock and the Series B Preferred Stock is subordinate to all of our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. In addition, our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, of which 30,000,000 have been classified as shares of Series A Preferred Stock and 14,000,000 have been classified as shares of Series B Preferred Stock. As of December 31, 2025, we had issued and outstanding 6,288,703 shares of Series A Preferred Stock and no shares of Series B Preferred Stock. The issuance of additional preferred stock on parity with or senior to either or both of the foregoing series of preferred stock or any other class or series of preferred stock would dilute the interests of the holders of shares of preferred stock of the applicable class or series, and any issuance of preferred stock senior to the Series A Preferred Stock or Series B Preferred Stock, or any other class or series of preferred stock, or any issuance of additional indebtedness, could affect our ability to pay dividends on, redeem or pay the liquidation preference on any or all of the foregoing class or series of preferred stock. We may issue preferred stock on parity with the Series A Preferred Stock and/or the Series B Preferred Stock without the consent of the holders of shares of preferred stock of the applicable series. Other than the right of holders to cause us to redeem the Series A Preferred Stock and/or the Series B Preferred Stock upon a Change of Control (as defined below), none of the provisions relating to the Series A Preferred Stock, the Series B Preferred Stock or any other class or series of preferred stock relate to or limit our indebtedness or afford the holders of shares thereof protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of such shares.

In the event a holder of our Series A Preferred Stock or Series B Preferred Stock exercises their redemption option, we may redeem such shares of Series A Preferred Stock and/ or Series B Preferred Stock either for cash, or for shares of our Class A common stock, or any combination thereof, in our sole discretion.

If we choose to redeem shares of our Series A Preferred Stock or Series B Preferred Stock for Class A common stock, the holder will receive shares of our common stock and therefore be subject to the risks of ownership thereof. Ownership of shares of our Series A Preferred Stock or Series B Preferred Stock will not give you the rights of holders of our Class A common stock. Until and unless you receive shares of our Class A common stock upon redemption, you will have only those rights applicable to holders of our Series A Preferred Stock or Series B Preferred Stock (as applicable).

The Series A Preferred Stock and the Series B Preferred Stock have not been rated.

We have not sought to obtain a rating for the Series A Preferred Stock or the Series B Preferred Stock. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such ratings or that such a rating, if issued, would not adversely affect the market price of the applicable series of preferred stock. In addition, we may elect in the future to obtain a rating of the Series A Preferred Stock or the Series B Preferred Stock, which could adversely impact the market price of the applicable series. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on negative outlook or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. While ratings do not reflect market prices or the suitability of a security for a particular investor, such downward revision or withdrawal of a rating could have an adverse effect on the market price of the Series A Preferred Stock or the Series B Preferred Stock. It is also possible that the Series A Preferred Stock and/or the Series B Preferred Stock will never be rated.

Dividend payments on each of the Series A Preferred Stock and the Series B Preferred Stock are not guaranteed.

Although dividends on each of the Series A Preferred Stock and the Series B Preferred Stock are cumulative, our Board must approve the actual payment of such distributions. Our Board can elect at any time or from time to time, and for an indefinite duration, not to pay any or all accrued distributions. Our Board could do so for any reason, and may be prohibited from doing so in the following instances:

●poor historical or project cash flows;
●the need to make payment on our indebtedness;
●concluding that payment of distributions on any or all such series of preferred stock would cause us to breach the terms of any indebtedness or other instrument or agreement; or
●determining that the payment of distributions would violate applicable law regarding unlawful distributions to stockholders.

We intend to use the net proceeds from any offerings of the Series A Preferred Stock and/or the Series B Preferred Stock to fund future investments and for other general corporate and working capital purposes, but any such offerings will not be conditioned upon the closing of pending property investments and we will have broad discretion to determine alternative uses of proceeds.

We intend to use a portion of the net proceeds from any offerings of our Series A Preferred Stock and/or our Series B Preferred Stock to fund future investments and for other general corporate and working capital purposes. However, any such offerings will not be conditioned upon the closing of definitive agreements to acquire or invest in any properties. We will have broad discretion in the application of the net proceeds from such offerings, and holders of our Series A Preferred Stock and our Series B Preferred Stock will not have the opportunity as part of their investment decision to assess whether the net proceeds are being used appropriately. Because of the number and variability of factors that will determine our use of the net proceeds from such offerings, their ultimate use may vary substantially from their currently intended use, and result in investments that are not accretive to our results from operations.

If we are required to make payments under any “bad boy” carve-out guaranties, recourse guaranties, and completion guaranties that we may provide in connection with certain mortgages and related loans in connection with an event that constitutes a Change of Control, our business and financial results could be materially adversely affected.

In causing our subsidiaries to obtain certain nonrecourse loans, we may provide standard carve-out guaranties. These guaranties are generally only applicable if and when the borrower directly, or indirectly through agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper (commonly referred to as “bad boy” guaranties). We also may enter into recourse guaranties with respect to future mortgages, or provide credit support to development projects through completion guaranties, which also could increase risk of repayment. In some circumstances, pursuant to guarantees to which we are a party or that we may enter into in the future, our obligations pursuant to such “bad boy” carve-out guaranties and other guaranties may be triggered by a Change of Control, because, among other things, such an event may result indirectly in a change of control of the applicable borrower. Because a Change of Control while any Series A Preferred Stock or Series B Preferred Stock is outstanding also triggers a right of redemption for cash by the holders thereof, the effect of a Change of Control could negatively impact our liquidity and overall financial condition, and could negatively impact the ability of holders of shares of our Series A Preferred Stock or Series B Preferred Stock to receive dividends or other amounts on their shares of such Series A Preferred Stock or Series B Preferred Stock.

There is a risk of delay in our redemption of Series A Preferred Stock or Series B Preferred Stock and we may fail to redeem such securities as required by their terms.

Substantially all of the investments we presently hold and the investments we expect to acquire in the future are, and will be, illiquid. The illiquidity of our investments may make it difficult for us to obtain cash quickly if a need arises. If we are unable to obtain sufficient liquidity prior to a redemption date, we may be forced to, among other things, engage in a partial redemption or to delay a required redemption. If this were to occur, the market price of shares of the Series A Preferred Stock or the Series B Preferred Stock might be adversely affected, and stockholders entitled to a redemption payment may not receive payment.

The Series A Preferred Stock and the Series B Preferred Stock will bear a risk of early redemption by us.

We may voluntarily redeem some or all of the Series A Preferred Stock, and/or some or all of the Series B Preferred Stock, for cash or equal value of shares of our Class A common stock, two years after the issuance date. Any such redemptions may occur at a time that is unfavorable to holders of such preferred stock. We may have an incentive to voluntarily redeem shares of Series A Preferred Stock and/or Series B Preferred Stock, if market conditions allow us to issue other preferred stock or debt securities at an interest or distribution rate that is lower than the distribution rate on the applicable series of preferred stock. Given the potential for early redemption of the Series A Preferred Stock and Series B Preferred Stock, holders of such shares may face an increased reinvestment risk, which is the risk that the return on an investment purchased with proceeds from the sale or redemption of the Series A Preferred Stock or Series B Preferred Stock may be lower than the return previously obtained from the investment in such shares.

Our ability to redeem the Series A Preferred Stock or Series B Preferred Stock may subject investors to certain risks, including reinvestment risk and volatility risk.

Beginning two years following the date of original issuance of the shares of Series A Preferred Stock or Series B Preferred Stock to be redeemed, we may voluntarily redeem some or all of such Series A Preferred Stock or Series B Preferred Stock for cash or shares of our Class A common stock, in our sole discretion. Any redemption of Series A Preferred Stock or Series B Preferred Stock may occur at a time that is unfavorable to holders of the Series A Preferred Stock or the Series B Preferred Stock. We may have an incentive to redeem the Series A Preferred Stock or the Series B Preferred Stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at an interest or distribution rate that is lower than the distribution rate on the Series A Preferred Stock or the Series B Preferred Stock. Given the potential for early redemption of the Series A Preferred Stock and the Series B Preferred Stock, holders of such shares may face an increased reinvestment risk, which is the risk that the return on an investment purchased with proceeds from the sale or redemption of the Series A Preferred Stock or the Series B Preferred Stock may be lower than the return previously obtained from the investment in such shares. The trading price of the Class A common stock, for which the Series A Preferred Stock or the Series B Preferred Stock may be redeemed, may be volatile and may expose investors to additional volatility risk.

Holders of Series A Preferred Stock and/or Series B Preferred Stock should not expect us to redeem all or any such shares on the date they first become redeemable or on any particular date after they become redeemable.

Except in limited circumstances related to our ability to maintain our qualification as a REIT or a special optional redemption in connection with a Change of Control, Series A Preferred Stock and/or Series B Preferred Stock may be redeemed by us at our option, either in whole or in part, only on or after two years from the issuance date. Any decision we make at any time to propose a redemption of any such series of preferred stock will depend upon, among other things, our evaluation of our capital position and general market conditions at the time. It is likely that we would choose to exercise our optional redemption right only when prevailing interest rates have declined, which would adversely affect the ability of holders of shares of the applicable series of preferred stock to reinvest proceeds from the redemption in a comparable investment with an equal or greater yield to the yield on such series of preferred stock had their shares not been redeemed. In addition, there is no penalty or premium payable on redemption, and the market price of the shares of such series of preferred stock may not exceed the liquidation preference at the time the shares become redeemable for any reason.

Holders of the Series A Preferred Stock and Series B Preferred Stock will be subject to inflation risk.

Inflation is the reduction in the purchasing power of money resulting from the increase in the price of goods and services. Inflation risk is the risk that the inflation-adjusted, or “real,” value of an investment in preferred stock or the income from that investment will be worth less in the future. As inflation occurs, the real value of the Series A Preferred Stock and the Series B Preferred Stock, and dividends payable on such shares, decline.

Holders of the Series A Preferred Stock and Series B Preferred Stock have extremely limited voting rights.

The voting rights of holders of shares of Series A Preferred Stock and Series B Preferred Stock will be extremely limited. Our common stock is the only class or series of our stock carrying full voting rights. Holders of Series A Preferred Stock or Series B Preferred Stock will have certain limited voting rights with respect to amendments to our charter that alter only the contract rights set forth therein of either (a)  such series of preferred stock alone, or (b) of any preferred stock (i) ranking on parity with such series of preferred stock with respect to dividend rights and rights upon our liquidation, dissolution or winding up, and (ii) upon which like voting rights have been conferred. Other than in these limited circumstances, holders of Series A Preferred Stock and Series B Preferred Stock will generally not have voting rights.

The amount of the liquidation preference is fixed and holders of Series A Preferred Stock and Series B Preferred Stock will have no right to receive any greater payment.

The payment due upon liquidation is fixed at the liquidation preference of $25.00 per share of Series A Preferred Stock and Series B Preferred Stock, plus an amount equal to all accrued and unpaid dividends thereon, to and including the date of payment, whether or not authorized or declared. If, in the case of our liquidation, there are remaining assets to be distributed after payment of this amount, holders of Series A Preferred Stock and Series B Preferred Stock will have no right to receive or to participate in these amounts.

Our charter, including the articles supplementary establishing each of the Series A Preferred Stock and Series B Preferred Stock, contains restrictions upon ownership and transfer of such preferred stock which may impair the ability of holders to acquire such preferred stock and the shares of our Class A common stock into which shares thereof may be converted, at the Company’s option, pursuant to the redemption at the option of the holder under certain circumstances.

Our charter, including the articles supplementary establishing each of the Series A Preferred Stock and the Series B Preferred Stock, contains restrictions on ownership and transfer of each such series of preferred stock, which restrictions are intended to assist us in maintaining our qualification as a REIT for U.S. federal income tax purposes. For example, to assist us in qualifying as a REIT, the articles supplementary establishing each of the Series A Preferred Stock and Series B Preferred Stock prohibits anyone from owning, or being deemed to own by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding Series A Preferred Stock or Series B Preferred Stock. You should consider these ownership limitations prior to a purchase of shares of any such series of preferred stock.

Our ability to pay dividends or redeem shares is limited by the requirements of Maryland law.

Our ability to pay dividends on or redeem shares of the Series A Preferred Stock and the Series B Preferred Stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation generally may not make a distribution (including a dividend or redemption) if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we generally may not make a distribution on Series A Preferred Stock or the Series B Preferred Stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of the Series A Preferred Stock or the Series B Preferred Stock. Any dividends or redemption payments may be delayed or prohibited.

If our Class A common stock is no longer listed on the NYSE American or another national securities exchange, we will be required to terminate any continuous offering(s) of Series A Preferred Stock and/or Series B Preferred Stock.

The Series A Preferred Stock and Series B Preferred Stock are “covered securities” and therefore are not subject to registration under the state securities, or “Blue Sky,” regulations in the various states in which they may be sold due to their seniority to our Class A common stock, which is listed on the NYSE American. If our Class A common stock is no longer listed on the NYSE American or another appropriate exchange, we will be required to register any offering of Series A Preferred Stock or Series B Preferred Stock in any state in which such offering was subsequently made. This would require the termination of any continuous offering(s) of Series A Preferred Stock and/or Series B Preferred Stock and could result in our raising an amount of gross proceeds that is substantially less than the amount of the gross proceeds we expect to raise if the maximum offering amounts are sold. This would reduce our ability to make additional investments and limit the diversification of our portfolio.

There is currently no public trading market for our Series A Preferred Stock or Series B Preferred Stock, and one may never exist; therefore, your ability to dispose of your shares will likely be limited.

There is no public market for our Series A Preferred Stock or our Series B Preferred Stock, and we currently have no plan to list the Series A Preferred Stock or the Series B Preferred Stock on a securities exchange or to include such shares for quotation on any national securities market. Additionally, our charter contains restrictions on the ownership and transfer of our securities, including our Series A Preferred Stock and our Series B Preferred Stock, and these restrictions may inhibit the ability to sell shares of our Series A Preferred Stock or our Series B Preferred Stock, promptly or at all. Beginning immediately upon original issuance of any share of Series A Preferred Stock or Series B Preferred Stock, the holder thereof may require us to redeem, and beginning two years from the date of original issuance, we may redeem, any such share, in each case with the redemption price payable, in our sole discretion, in cash or in equal value of shares of our Class A common stock, based on the closing price per share of our Class A common stock for the single trading day prior to the date of redemption. If we opt to pay the redemption price in shares of our common stock, holders of shares of Series A Preferred Stock or Series B Preferred Stock may receive publicly traded shares, as we currently expect to continue listing our Class A common stock on the NYSE American.

You will not have the opportunity to evaluate our future investments prior to purchasing shares of our Series A Preferred Stock or our Series B Preferred Stock.

Other than the investments disclosed in any applicable prospectus or prospectus supplement prior to your investment, you will not have the opportunity to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments that we have not yet identified prior to purchasing shares of our Series A Preferred Stock or Series B Preferred Stock. You must rely on the Manager and our Board to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. We may invest in any asset class, including those that present greater risk than residential assets. Because you cannot evaluate our future investments in advance of purchasing shares of our Series A Preferred Stock or Series B Preferred Stock, an offering of our Series A Preferred Stock or our Series B Preferred Stock may entail more risk than other types of offerings. This additional risk may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

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

The use of the sources described above for distributions and the ultimate repayment of any liabilities incurred, as well as the payment of distributions in excess of our FFO, could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and reduce your overall return and adversely impact and dilute the value of your investment in shares of our Series A Preferred Stock or Series B Preferred Stock. To the extent distributions in excess of current and accumulated earnings and profits (i) do not exceed a stockholder’s adjusted basis in our stock, such distributions will not be taxable to a stockholder, but rather a stockholder’s adjusted basis in our stock will be reduced; and (ii) exceed a stockholder’s adjusted tax basis in our stock, such distributions will be included in income as long-term capital gain if the stockholder has held its shares for more than one year and otherwise as short-term capital gain.

There may not be a broad market for our Class A common stock, which may cause our Class A common stock to trade at a discount and make it difficult for you to sell the Class A common stock for which your Series A Preferred Stock or Series B Preferred Stock may be redeemable at our option.

Our Class A common stock for which the shares of our Series A Preferred Stock and Series B Preferred Stock may be redeemable at our option trades on the NYSE American under the symbol “BHM.” Listing on the NYSE American or another national securities exchange does not ensure an actual or active market for our Class A common stock. The market price of our Class A common stock may fluctuate widely as a result of a number of factors, many of which are outside of our control. In addition, the stock market is subject to fluctuations in share prices and trading volumes that affect the market prices of the shares of many companies. These fluctuations in the stock market may materially and adversely affect the market price of our Class A common stock. Among the factors that could affect the market price of our common stock are:

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

Accordingly, an actual or active market for our Class A common stock may not be maintained, the prices at which shares of our Class A common stock trade may fluctuate significantly, the market for our Class A common stock may not be liquid, the holders of our Class A common stock may be unable to sell their shares of our Class A common stock, and the prices that may be obtained following the sale of our Class A common stock upon the redemption of your Series A Preferred Stock or Series B Preferred Stock may not reflect the underlying value of our assets and business.

Shares of Series A Preferred Stock or Series B Preferred Stock may be redeemed for shares of our Class A common stock, which rank junior to the Series A Preferred Stock and Series B Preferred Stock with respect to dividends and upon liquidation.

The holders of shares of Series A Preferred Stock or Series B Preferred Stock may require us to redeem such shares, with the redemption price payable, in our sole discretion, in cash or in equal value of shares of our Class A common stock, based on the closing price per share of our Class A common stock for the single trading day prior to the date of redemption. We may opt to pay the redemption price in shares of our Class A common stock. The rights of the holders of shares of Series A Preferred Stock and Series B Preferred Stock rank senior to the rights of the holders of shares of our common stock as to dividends and payments upon liquidation. Unless full cumulative dividends on shares of our Series A Preferred Stock and Series B Preferred Stock for all past dividend periods have been declared and paid (or set apart for payment), we will not declare or pay dividends with respect to any shares of our common stock for any period. Upon liquidation, dissolution or winding up of our company, the holders of shares of our Series A Preferred Stock and Series B Preferred Stock are entitled to receive a liquidation preference of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, in each case prior and in preference to any distribution to the holders of shares of our common stock or any other class of our equity securities.

We will be able to call shares of Series A Preferred Stock and Series B Preferred Stock for redemption under certain circumstances without the consent of the holder.

We will have the ability to call the outstanding shares of each of the Series A Preferred Stock and the Series B Preferred Stock after two years from the date of original issuance of such shares. At that time, we will have the right to redeem, at our option, the outstanding shares of Series A Preferred Stock and/or Series B Preferred Stock, in whole or in part, at 100% of the Stated Value per share, plus an amount equal to any accrued and unpaid dividends.

Our requirement to redeem the Series A Preferred Stock and the Series B Preferred Stock in the event of a Change of Control may, in either case, deter a change of control transaction otherwise in the best interests of our stockholders.

Upon the occurrence of a Change of Control (as defined below) with respect to either the Series A Preferred Stock or the Series B Preferred Stock, we will be required to redeem all outstanding shares of the Series A Preferred Stock or Series B Preferred Stock (as applicable), in whole, within 60 days after the first date on which such Change of Control occurred, in cash at a redemption price of $25.00 per share of Series A Preferred Stock or Series B Preferred Stock; plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The mandatory redemption feature of each share of the Series A Preferred Stock or Series B Preferred Stock in connection with a Change of Control may each have the effect of inhibiting a third party from making an acquisition proposal for us, or of delaying, deferring or preventing a change of control of us, under circumstances that otherwise could provide the holders of our common stock, Series A Preferred Stock and/or Series B Preferred Stock with the opportunity for liquidity or the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

A “Change of Control” is when, after the initial issuance of (i) the Series A Preferred Stock (for purposes of the Series A Preferred Stock), or (ii) the Series B Preferred Stock (for purposes of the Series B Preferred Stock), any of the following has occurred and is continuing:

●	a “person” or “group” within the meaning of Section 13(d) of the Exchange Act, other than our Company, its subsidiaries, and its and their employee benefit plans, has become the direct or indirect “beneficial owner,” as defined in Rule 13d-3 under the Exchange Act, of our common equity representing more than 50% of the total voting power of all outstanding shares of our common equity that are entitled to vote generally in the election of directors, with the exception of (A) the formation of a holding company, or (B) immediately prior to such transaction, such person or group, together with its or their related entities, including, without limitation, any trust established for the benefit of such person or any member of such group or any family member thereof (collectively, an “Ownership Group”), owned sufficient interests in the Operating Partnership such that the exercise by all or any members of such Ownership Group of the Common Unit Redemption Right (as defined in Section 8.04(a) of the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended) with respect to such interests would result in all or any members of such Ownership Group (individually or collectively) becoming the direct or indirect beneficial owner of our common equity representing more than 50% of the total voting power of all outstanding shares of Voting Stock;
●	consummation of any share exchange, consolidation or merger of our Company or any other transaction or series of transactions pursuant to which our common stock will be converted into cash, securities or other property, (1) other than any such transaction where the shares of our common stock outstanding immediately prior to such transaction constitute, or are converted into or exchanged for, a majority of the common stock of the surviving person or any direct or indirect parent company of the surviving person immediately after giving effect to such transaction, and (2) expressly excluding any such transaction preceded by our Company’s acquisition of the capital stock of another company for cash, securities or other property, whether directly or indirectly through one of our subsidiaries, as a precursor to such transactions; or
●	at least a majority of our Board ceases to be constituted of directors who were either (A) a member of our Board on October 6, 2022, or (B) who became a member of our Board subsequent to such applicable date and whose appointment, election or nomination for election by our stockholders was duly approved by a majority of the Continuing Directors on our Board at the time of such approval, either by a specific vote or by approval of the proxy statement issued by our Company on behalf of our Board in which such individual is named as nominee for director (“Continuing Directors”).

In addition, if we experience a Change of Control, there can be no assurance that we would have sufficient financial resources available to satisfy our obligations to redeem the Series A Preferred Stock or the Series B Preferred Stock, and any guarantees or indebtedness that may be required to be repaid or repurchased as a result of such event. Our failure to redeem the Series A Preferred Stock or the Series B Preferred Stock could have material adverse consequences for us and the holders of the Series A Preferred Stock or Series B Preferred Stock.

We established the offering price for each of the Series A Preferred Stock and the Series B Preferred Stock pursuant to negotiations among us and our affiliated dealer manager; as a result, the actual value of an investment in the Series A Preferred Stock or the Series B Preferred Stock may be substantially less than the amount paid.

The selling prices of each of the Series A Preferred Stock and the Series B Preferred Stock was determined pursuant to negotiations among us and the dealer manager, which is an affiliate of Bluerock, based upon the following primary factors at the time of the offering: the economic conditions in and future prospects for the industry in which we compete; our prospects for future earnings; an assessment of our management; the state of our development; the prevailing condition of the equity securities market; the state of the market for non-traded REIT securities; and market valuations of public companies considered comparable to our Company. Because the offering price is not based upon any independent valuation, the offering price is not indicative of the proceeds that an investor in the Series A Preferred Stock or the Series B Preferred Stock would receive upon liquidation.

Your percentage of ownership may become diluted if we issue new shares of stock or other securities, and issuances of additional preferred stock or other securities by us may further subordinate the rights of the holders of our common stock (which you may become upon receipt of redemption payments in shares of our Class A common stock for any of your shares of Series A Preferred Stock or Series B Preferred Stock).

Under the terms of our Series A Preferred Stock and our Series B Preferred Stock, we may make redemption payments in shares of our Class A common stock. Although the dollar amounts of such payments are unknown, the number of shares to be issued in connection with such payments may fluctuate based on the price of our Class A common stock. Any sales or perceived sales in the public market of shares of our Class A common stock issuable upon such redemption payments could adversely affect prevailing market prices of shares of our Class A common stock. The issuance of shares of our Class A common stock upon such redemption payments also may have the effect of reducing our net income per share (or decreasing our net loss per share). In addition, the existence of Series A Preferred Stock or Series B Preferred Stock may encourage short selling by market participants because the existence of redemption payments could depress the market price of shares of our Class A common stock.

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

Our charter also authorizes our Board, without stockholder approval, to designate and issue one or more classes or series of preferred stock in addition to the Series A Preferred Stock and the Series B Preferred Stock (including equity or debt securities convertible into preferred stock) and to set or change the voting, conversion or other rights, preferences, restrictions, limitations as to dividends or other distributions and qualifications or terms or conditions of redemption of each class or series of shares so issued. If any additional preferred stock is publicly offered, the terms and conditions of such preferred stock (including any equity or debt securities convertible into preferred stock) will be set forth in a registration statement registering the issuance of such preferred stock or equity or debt securities convertible into preferred stock. Because our Board has the power to establish the preferences and rights of each class or series of preferred stock, it may afford the holders of any series or class of preferred stock preferences, powers, and rights senior to the rights of holders of common stock, the Series A Preferred Stock, or the Series B Preferred Stock. If we ever create and issue additional preferred stock or equity or debt securities convertible into preferred stock with a distribution preference over common stock, the Series A Preferred Stock, or the Series B Preferred Stock, payment of any distribution preferences of such new outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock, our Series A Preferred Stock, and our Series B Preferred Stock. Further, holders of preferred stock are normally entitled to receive a preference payment if we liquidate, dissolve, or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of additional preferred stock may delay, prevent, render more difficult or tend to discourage a merger, tender offer, or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management.

Stockholders have no rights to buy additional shares of stock or other securities if we issue new shares of stock or other securities. We may issue common stock, convertible debt or preferred stock pursuant to a subsequent public offering or a private placement, or to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration. Investors purchasing Series A Preferred Stock in an offering of our Series A Preferred Stock, or Series B Preferred Stock in an offering of our Series B Preferred Stock, who do not participate in any future stock issuances will experience dilution in the percentage of the issued and outstanding stock they own. In addition, depending on the terms and pricing of any additional offerings and the value of our investments, you also may experience dilution in the book value and fair market value of, and the amount of distributions paid on, your shares of Series A Preferred Stock, Series B Preferred Stock, and Class A common stock, if any.

Holders of the Series A Preferred Stock and the Series B Preferred Stock have no control over changes in our policies and operations.

Our Board determines our major policies, including with regard to investment objectives, financing, growth, debt capitalization, REIT qualification and distributions. Our Board may amend or revise these and other policies without a vote of the stockholders.

Holders of shares of Series A Preferred Stock or Series B Preferred Stock will generally have no voting rights under our charter, except with respect to any amendment of our charter that would alter only the contract rights, as expressly set forth therein, of either (a) the Series A Preferred Stock or the Series B Preferred Stock (as applicable) alone, or (b) of any preferred stock (i) ranking on parity with the Series A Preferred Stock or the Series B Preferred Stock (as applicable) with respect to dividend rights and rights upon our liquidation, dissolution or winding up, and (ii) upon which like voting rights have been conferred. Other than in these limited circumstances, holders of Series A Preferred Stock and Series B Preferred Stock will have no voting rights.

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

Our Board may amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any such stock. Our Board has authorized a total of 250,000,000 shares of preferred stock for issuance, of which 30,000,000 have been classified as shares of Series A Preferred Stock and 14,000,000 have been classified as shares of Series B Preferred Stock. As of December 31, 2025, there are issued and outstanding 6,288,703 shares of Series A Preferred Stock and no shares issued and outstanding of Series B Preferred Stock, which are both senior to our common stock with respect to priority of dividend payments and rights upon liquidation, dissolution or winding up. Our Board could also classify for issuance up to 206,000,000 of the remaining authorized shares of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

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

We currently qualify as an emerging growth company. To the extent that we no longer qualify we will be subject to additional regulatory requirements which will likely be time-consuming and costly.

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

We are, however, subject to Section 404(a) of the Sarbanes-Oxley Act, which requires, among other things, annual management assessments of the effectiveness of our internal control over financial reporting. In addition, as of the expiration of our emerging growth company status, we will be broadly subject to enhanced reporting and other requirements under the Exchange Act and Sarbanes-Oxley Act, which will require, among other things, a report by our independent registered public accounting firm addressing such annual management assessments. These and other obligations will place significant demands on our management, administrative and operational resources, including accounting and information technology resources. To comply with these requirements, we anticipate that we will or may need to implement additional financial and management controls, reporting systems and procedures, and hire additional accounting, finance and information technology staff. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. If we are unable to do this in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and our business, prospects, financial condition and results of operations could be harmed.

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

Our IT department maintains internal and external resources and is led by our Vice President of IT and assisted by our Risk Assessment/IT Compliance & Enterprise Manager. These two individuals have a combined 45+ years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other public companies. The IT department is responsible for the information security of the organization and for the oversight of all cybersecurity infrastructure and programs. The department provides regular reports to senior management and other relevant teams on various cybersecurity threats, assessments, and findings.

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

Item 2.   Investments

As of December 31, 2025, we held nineteen consolidated investments and five preferred equity investments. The following tables provide summary information regarding our consolidated investments and preferred equity investments.

Consolidated Investments

							Occupancy –
		Number of	Average Year	Ownership	Average	Occupancy –	Excluding Held for
Operating Investment Name	Market / Location	Units (1)	Built	Interest	Rent (2)	All Units (3)	Sale/Reno Units (4)
Residential Communities
Allure at Southpark	Charlotte, NC	350	2014	98%	$1,681	95.7%	96.0%
Amira at Westly	Tampa, FL	408	1999/2023	(5)	1,847	93.1%	93.4%
Avenue at Timberlin Park	Jacksonville, FL	200	2001	100%	1,591	94.5%	95.0%
District at Parkview (6)	Stone Mountain, GA	264	2023	69%	1,907	88.3%	88.6%
Skytop Apartments (6)	Cincinnati, OH	361	2024	3%	1,721	94.5%	95.0%
Southern Pines Reserve (6)	Aberdeen, NC	272	2000/2003	22%	1,486	93.4%	93.7%
Villas at Huffmeister	Houston, TX	294	2007	95%	1,601	96.3%	96.6%
Wayford at Concord	Concord, NC	150	2019	83%	2,157	98.0%	98.7%
Yauger Park Villas	Olympia, WA	80	2010	95%	2,476	97.5%	97.5%
Total Residential Communities Units / Average		2,379			$1,746	93.7%	94.5%

Scattered Single-Family Homes
Ballast	AZ / CO / WA	84	1998	95%	$2,130	77.4%	77.4%
Golden Pacific	IN / KS / MO	161	1977	97%	1,802	73.9%	79.9%
ILE	TX / SE US	450	1991	95%	1,862	92.9%	93.9%
Indy-Springfield	IN / MO	304	1999	100%	1,426	91.8%	95.5%
Peak JV 2	Various / TX	549	1982	100%	1,382	88.3%	90.0%
Peak JV 3	Dallas-Fort Worth, TX	42	1960	100%	1,082	14.3%	—
Savannah-84	Savannah, GA	84	2022	100%	1,875	97.6%	97.6%
Total Scattered Single-Family Homes / Average		1,674			$1,625	86.9%	90.8%
Total Operating Units / Average		4,053			$1,695	90.9%	93.0%

Development / Lease-up Investment Name
Residential Communities
Abode Wendell Falls (7)	Wendell, NC	170	—	100%	—	—	—
Harmony at Clear Creek (7)	Shawnee, KS	188	—	85%	—	—	—
Parkside at Summers Corner (8)	Summerville, SC	12	2025	100%	—	—	—
Total Development Units		370
Total Units		4,423
(1)	Total operating units includes an aggregate of 107 units classified as held for sale, with such units included in the following portfolios: 12 units of Golden Pacific, 27 units of ILE, 18 units of Indy-Springfield, 8 units of Peak JV 2, and all 42 units of Peak JV 3.
(2)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the three months ended December 31, 2025.
(3)	Percent occupied is calculated as (i) the number of units occupied as of December 31, 2025 divided by (ii) total number of units, expressed as a percentage.
(4)	Percent occupied is calculated as (i) the number of units occupied as of December 31, 2025 divided by (ii) total number of units, expressed as a percentage, and excludes 107 units classified as held for sale and an aggregate of 11 down/renovation units.

(5)	Amira at Westly is held through our DST Program (refer to Note 9 of our consolidated financial statements for further information). The Amira at Westly DST has been fully subscribed with equity from individual investors.
(6)	District at Parkview, Skytop Apartments and Southern Pines Reserve are held through our DST Program.
(7)	Represents a development project with no units delivered as of December 31, 2025. Abode Wendell Falls commenced construction in 2024 and Harmony at Clear Creek is anticipated to commence construction in 2026.
(8)	Parkside at Summers Corner represents a development project with units to be acquired in tranches as construction is completed. Of the total 100 units that we have committed to acquire, 12 units had been acquired as of December 31, 2025.

Preferred Equity Investments

			Total Actual/
		Actual/	Estimated		Actual/	Actual/	Actual/
		Planned	Construction		Estimated	Estimated	Estimated		Estimated
		Number	Cost	Cost to Date	Construction	Initial	Construction		Average
Development Investment Name (1)	Location	of Units	(in millions)	(in millions)	Cost Per Unit	Occupancy	Completion	% Occupied	Rent (2)
River Ford	Brunswick, GA	170	$51.6	$18.0	$303,529	1Q 2026	1Q 2027	—	$2,004
Sanford Marketplace	Sanford, NC	300	59.6	12.7	198,667	4Q 2026	2Q 2027	—	1,587
Canvas at Wildwood	Wildwood, FL	224	60.3	17.0	269,196	4Q 2026	4Q 2027	—	1,937
Archer at RiverBlue (3)	Asheville, NC	245	71.8	10.8	293,061	1Q 2028	2Q 2028	—	2,113
Total Development Units		939

Operating Investment Name (4)
Wayford at Innovation Park	Charlotte, NC	210						91.4%	2,313
Total Operating Units		210
Total Units/Average		1,149							$1,934
(1)	None of the development investments had commenced lease-up as of December 31, 2025.
(2)	For development investments, represents the average pro forma effective monthly rent per occupied unit for all expected occupied units during the first full quarter of stabilization. For the operating investment, represents the average effective monthly rent per occupied unit.
(3)	In December 2025, we entered into a joint venture agreement and made a commitment to invest capital for preferred equity interests in Archer at RiverBlue. No capital had been funded as of December 31, 2025.
(4)	Operating investment represents a stabilized operating property.

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

On February 20, 2026, the closing price of our Class A common stock, as reported on the NYSE American, was $11.45.

	Period Ending
Index	10/06/22	12/31/22	12/31/23	12/31/24	12/31/25
Bluerock Homes Trust, Inc.	100.00	92.57	65.11	61.76	51.91
Russell 3000 Index	100.00	102.36	128.92	159.62	186.98
Russell 2000 Index	100.00	100.89	117.97	131.58	148.43
Dow Jones Equity All REIT Index	100.00	105.65	117.58	123.29	126.25
MSCI U.S. REIT Index	100.00	106.01	120.58	131.13	135.00

Stockholder Information

As of February 20, 2026, we had approximately 4,047,114 shares of Class A common stock outstanding held by a total of 442 stockholders, one of which is the holder for all beneficial owners who hold in street name.

Distributions

Future distributions paid by us on our Class A common stock and Class C common stock will be at the discretion of our Board, and will depend upon our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant.

Distributions paid on our Class A common shares, Class C common shares, OP Units and LTIP Units that are entitled to receive distribution equivalents when dividends are paid on the common stock, by quarter for the years ended December 31, 2025 and 2024, were as follows (amounts in thousands, except per share amounts):

	Distributions
	Declared Per Share	Total Paid
2024
First Quarter	$—	$12,388

2025
First Quarter	$0.500	$—
Second Quarter	—	1,629
Third Quarter	—	1,654
Fourth Quarter	—	1,651
Total	$0.500	$4,934

2026
First Quarter	$—	$1,655

On January 15, 2026, our Board authorized, and we declared, (i) regular monthly dividends for the first quarter 2026 equal to a monthly rate of $0.125 per share on our Series A Preferred Stock (the “Series A Preferred Dividends”), payable monthly to the stockholders of record as of January 23, February 25 and March 25 of 2026, and (ii) enhanced special dividends on shares of our Series A Preferred Stock for the first quarter 2026, which will be seamlessly aggregated with the regular monthly Series A Preferred Dividends so as to effect a dividend rate of the average one-month Term SOFR rate plus two percent, subject to a 6.5% minimum and an 8.5% maximum annual rate, calculated and paid monthly. The Series A Preferred Dividends and enhanced special dividends for the month of January were paid in cash on February 5, 2026, with the February and March dividends to be paid in cash on March 5, 2026 and April 2, 2026, respectively.

On January 15, 2026, our Board authorized, and we declared, regular monthly dividends for the first quarter 2026 equal to a monthly rate of $0.15625 per share on our Series B Preferred Stock (the “Series B Preferred Dividends”), payable monthly to the stockholders of record as of January 23, February 25 and March 25 of 2026. The Series B Preferred Dividends for the months of February and March will be paid in cash on March 5, 2026 and April 2, 2026, respectively. There were no holders of our Series B Preferred Stock as of the January record date.

Distributions paid for the years ended December 31, 2025 and 2024 were funded from cash provided by operating activities except with respect to $6.9 million for the year ended December 31, 2024, which was funded from sales of real estate, borrowings, and/or proceeds from our equity offerings.

Although we may use alternative sources of cash to fund distributions in a given period, we expect that distribution requirements for an entire year will be met with cash flows from operating activities.

	2025	2024
Cash provided by operations	$27,763	$9,058

Cash distributions to preferred stockholders	(8,971)	(3,457)
Cash distributions to common stockholders	(1,511)	(3,879)
Cash distributions to noncontrolling interests	(5,710)	(8,654)
Total distributions	$(16,192)	$(15,990)
Excess (shortfall)	$11,571	$(6,932)

Proceeds from redemption of preferred equity investments	$64,564	$16,238
Net proceeds from sale of real estate assets	$16,690	$26,196

Return of Capital

Cash dividends distributed for the years ended December 31, 2025 and 2024 related to preferred stock and common stock were classified for federal income tax purposes as follows:

	2025	2024
Preferred Stock Dividends (rounded)
Ordinary	53.26%	8.04%
Capital Gains	18.09%	61.54%
Non-dividend / Return of capital	28.65%	30.42%
Total	100.00%	100.00%

Capital Gain Detail:
20% gain	73.31%	30.26%
Section 1250 gain	26.69%	69.74%
Total	100.00%	100.00%

Common Stock Dividends (rounded)
Non-dividend / Return of capital	100.00%	100.00%

Unregistered Sales of Equity Securities

We previously disclosed our issuances during the years ended December 31, 2025 and 2024 of equity securities that were not registered under the Securities Act of 1933, as amended, on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 10, 2024, February 23, 2024, April 5, 2024, May 2, 2024, May 15, 2024, August 12, 2024, November 13, 2024, January 3, 2025, March 11, 2025, April 7, 2025, April 24, 2025, May 14, 2025, August 20, 2025 and November 12, 2025.

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

Overview

We were incorporated as a Maryland corporation on December 16, 2021. We own and operate a portfolio of institutional residential properties including apartments, build-to-rent communities, single-family homes, and other residential communities located in attractive markets with a focus on the knowledge-economy and high-quality of life growth markets of the Sunbelt and Western United States. Our current investment strategy is focused on growing our portfolio of residential communities. Our principal objective is to generate attractive risk-adjusted returns on investments where we believe we can drive growth in funds from operations and net asset value by acquiring residential units, developing residential communities, and through Value-Add renovations. Our Value-Add strategy focuses on repositioning lower-quality, less current assets to drive rent growth and expand margins to increase net operating income and maximize our return on investment.

We have no employees and are supported by a related-party service agreement with the Manager (the “Management Agreement”). We are externally managed by the Manager, which manages our day-to-day operations under the Management Agreement. The current term of the Management Agreement expires October 6, 2026 and will be automatically renewed for a one-year term each year on October 6, unless previously terminated in accordance with the terms of the Management Agreement. The Manager is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf. Substantially all our business is conducted through our Operating Partnership, of which we are the sole general partner.

As of December 31, 2025, we held twenty-five real estate investments, consisting of nineteen consolidated investments, five preferred equity investments, and one unconsolidated real estate fund investment. The twenty-four consolidated and preferred equity investments represent an aggregate of 5,572 residential units, comprised of 4,423 consolidated units, of which 370 units are under development or in lease-up, and 1,149 units through preferred equity investments, which includes planned units and those under development. As of December 31, 2025, our consolidated operating investments were approximately 90.9% occupied; excluding units classified as held for sale and down/renovation units, our consolidated operating investments were approximately 93.0% occupied.

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

Significant Developments

Investment Activity Summary

Provided below is a summary of our investment activity during the year ended December 31, 2025.

Acquisition of Residential Communities through Delaware Statutory Trusts

Southern Pines Reserve - 272-unit residential community located in Aberdeen, North Carolina acquired on April 28, 2025 known as Southern Pines Reserve, aka Hawthorne. The purchase price of $56.6 million was funded with (i) a $30.7 million senior loan secured by Southern Pines Reserve, (ii) borrowings of $20.0 million through our existing credit facility with KeyBank National Association (the “KeyBank Credit Facility”), and (iii) cash of $8.9 million funded by us, inclusive of certain adjustments typical in such real estate transactions.

Skytop Apartments – 361-unit residential community located in Cincinnati, Ohio acquired on September 29, 2025 known as Skytop Apartments. The purchase price of $88.5 million was funded with (i) a $57.5 million senior loan secured by Skytop Apartments, (ii) borrowings of $22.0 million through the KeyBank Credit Facility, and (iii) cash of $13.0 million funded by us, inclusive of certain adjustments typical in such real estate transactions.

District at Parkview - 264-unit residential community located in Stone Mountain, Georgia acquired on December 18, 2025 known as District at Parkview. The purchase price of $66.6 million was funded with (i) a $38.6 million senior loan secured by District at Parkview, (ii) cash of $21.3 million funded by us, and (iii) cash of $9.7 million funded by an affiliate of our Manager, inclusive of certain adjustments typical in such real estate transactions.

Southern Pines Reserve, Skytop Apartments and District at Parkview represent the second, third and fourth properties, respectively, that we have acquired through separate Delaware statutory trusts (each, a “DST”) to be part of private placement offerings through which interests in each DST are issued to third party accredited investors therein.

Harmony at Clear Creek Development

On September 30, 2025, we, through a joint venture with an unaffiliated third party (the “Harmony JV”), in which we hold an 85% interest, acquired land located in Shawnee, Kansas for a purchase price of $2.3 million for the development of an approximately 188-unit residential community to be known as Harmony at Clear Creek. In connection with the acquisition and planned development, the Harmony JV entered into a construction loan agreement providing for borrowings of up to $46.5 million. At December 31, 2025, the outstanding balance under the construction loan was negligible and is included in mortgages payable on our consolidated balance sheets. The interest rate cap associated with the construction loan, and any capitalized interest, is recorded within construction in process on the consolidated balance sheets. We account for Harmony at Clear Creek as a consolidated investment.

Parkside at Summers Corner

On November 26, 2025, we entered into an agreement with an unaffiliated third party to acquire full interest in a total of 100 residential community units in Summerville, South Carolina to be known as Parkside at Summers Corner. Units are to be acquired in tranches as construction is completed, and as of December 31, 2025, we had acquired 12 of the total 100 units for an aggregate purchase price of $3.1 million.

Acquisition of Additional Interests in Investments

On July 11, 2025, we purchased the noncontrolling partner’s interest in each of the Peak JV 2 and Peak JV 3 portfolios for $0.2 million and $0.9 million, respectively. We increased our interest in (i) the Peak JV 2 portfolio from 80% to 100% and (ii) the Peak JV 3 portfolio from 56% to 100%.

Sales of Consolidated Operating Units

We closed on the following sales: 8 units in the Golden Pacific portfolio, 28 units in the ILE portfolio, 19 units in the Indy-Springfield portfolio, 24 units in the Peak JV 2 portfolio, and 48 units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sales agreements. The 127 units were all previously classified as held for sale and sold for an aggregate of approximately $23.5 million, subject to certain closing costs, prorations and adjustments typical in such real estate transactions. After deducting the paydown of existing mortgage indebtedness encumbering 27 units in the ILE portfolio of approximately $4.9 million, the sales of the 127 units generated net proceeds of approximately $16.6 million and a gain on sales of approximately $1.7 million. The gain on sales is included in (impairment) and gain on sale of real estate investments, net on our consolidated statements of operations and comprehensive income (loss).

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

Unconsolidated Real Estate Fund Summary

On April 25, 2025, we closed on the acquisition of a limited partnership interest in Marble Capital Income and Impact Fund, LP (the “Marble Fund”) for a purchase price of $25.0 million. We account for our investment in the Marble Fund under the equity method as we consider our degree of influence to be significant. The Marble Fund owns a diversified portfolio of multifamily assets and build-to-rent multifamily investments located in the United States.

Preferred Equity Investment Summary

Our preferred equity investment activity was as follows: (i) we increased our original capital commitment for preferred equity interests in Wayford at Innovation Park by $2.0 million, increasing our total investment to $15.4 million, and (ii) we entered into two separate joint venture agreements with unaffiliated third parties and made commitments to invest up to (a) $16.2 million for preferred equity interests in the development of an approximately 300-unit residential community located in Sanford, North Carolina known as Sanford Marketplace, and (b) $9.5 million for preferred equity interests in the development of an approximately 245-unit residential community located in Asheville, North Carolina known as Archer at RiverBlue.

In addition, we had our preferred equity investments in three separate joint ventures with unaffiliated third parties fully redeemed as follows: (i) The Cottages at Myrtle Beach redeemed in the aggregate amount of $28.1 million, which included our principal investment of $17.9 million, and accrued preferred return and outstanding amounts of $10.2 million, (ii) The Cottages of Port St. Lucie redeemed in the aggregate amount of $30.0 million, which included our principal investment of $18.8 million, and accrued preferred return and outstanding amounts of $11.2 million, and (iii) Chandler redeemed in the aggregate amount of $19.6 million, which included our principal investment of $15.0 million, and accrued preferred return and outstanding amounts of $4.6 million.

We sold our preferred equity interests in both Indigo Cove and Wayford at Pringle to a joint venture, with such joint venture including an affiliate of our Manager, in the aggregate amounts of $4.2 million and $9.2 million, respectively, which included our outstanding principal investments and accrued preferred returns, net of any reimbursements.

As of December 31, 2025, we had funded $20.3 million of our $47.3 million aggregate commitment to fund capital for preferred equity interests in Archer at RiverBlue, Canvas at Wildwood, River Ford, and Sanford Marketplace.

Held for Sale

At December 31, 2025 and 2024, we classified an aggregate of 107 units and 167 units, respectively, as held for sale on our consolidated balance sheets, with all units reported in our scattered single-family homes segment. For the years ended December 31, 2025 and 2024, we recorded an impairment of $2.1 million and $3.3 million, respectively, related to held for sale units which is included in (impairment) and gain on sale of real estate investments, net on our consolidated statements of operations and comprehensive income (loss). The 107 units classified as held for sale at December 31, 2025 are included in the following portfolios: 12 units of Golden Pacific, 27 units of ILE, 18 units of Indy-Springfield, 8 units of Peak JV 2, and all 42 units of Peak JV 3. These units were identified based on submarket analysis and individual unit-level operational review. Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on our consolidated balance sheets.

Series A Redeemable Preferred Stock

During the year ended December 31, 2025, we issued 1,704,028 shares of 6.0% Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) at $25.00 per share (the “Stated Value”) under a continuous registered offering with net proceeds of approximately $36.5 million after commissions, dealer manager fees, sales discounts and costs related to establishing the offering of Series A Preferred Stock. As of December 31, 2025, we had issued a total of 6,337,313 shares of Series A Preferred Stock with total net proceeds of approximately $137.6 million after commissions, dealer manager fees, sales discounts and offering costs. Additionally, as of December 31, 2025, we, at the request of holders, had redeemed a total of 10,960 shares of Series A Preferred Stock through the issuance of 18,653 shares of Class A common stock and redeemed a total of 37,650 shares of Series A Preferred Stock for $0.9 million in cash.

In May 2024, we announced the payment of an enhanced special dividend with respect to our Series A Preferred Stock. The enhanced special dividend is aggregated with the regular monthly dividend so as to effect a dividend rate of the average one-month Term SOFR rate plus two percent, subject to a 6.5% minimum and an 8.5% maximum annual rate, calculated and paid monthly. Commencing in May 2024, the Series A Preferred enhanced special dividend was declared for each month for which the Board declared the regular monthly dividend of $0.125 per outstanding share of Series A Preferred Stock.

Series A Preferred Stock Redemption Safeguard Policy

On February 6, 2025, we implemented a new Series A Preferred Stock Redemption Safeguard Policy (the “Series A Safeguard Policy”) with respect to our Series A Preferred Stock. The Series A Safeguard Policy is applicable in the event of any redemption of shares of Series A Preferred Stock in shares of our Class A common stock rather than in cash (each, a “Series A Preferred Redemption in Common Stock”). The Series A Safeguard Policy provides that if, within 10 business days of any such Series A Preferred Redemption in Common Stock, any such shares of Class A common stock are sold at a loss (i.e. a lower price than the Aggregate Redemption Value), the holder can apply to us for a cash payment to the holder in an amount equal to the difference between (i) the Aggregate Redemption Value of the Class A common stock so issued, and (ii) the Aggregate Sale Price at which such shares of Class A common stock were sold, subject to certain conditions and requirements as set forth in the Series A Safeguard Policy. The Series A Safeguard Policy applies both retroactively, and on a go-forward basis, to holders of our Series A Preferred Stock.

Series B Redeemable Preferred Stock

On December 10, 2025, the Securities and Exchange Commission (the “SEC”) declared effective our registration statement on Form S-11 (File No. 333-290772) (the “2025 Registration Statement”). On December 11, 2025, we filed a prospectus supplement to the 2025 Registration Statement offering a maximum of 14,000,000 shares of 7.5% Series B Redeemable Preferred Stock at $25.00 per share, for a maximum offering amount of $350 million in Series B Preferred Stock. As of December 31, 2025, there were no shares of Series B Preferred Stock issued or outstanding.

Series B Preferred Stock Redemption Safeguard Policy

Our Board has also implemented a Series B Preferred Stock Redemption Safeguard Policy (the “Series B Safeguard Policy”) with respect to our Series B Preferred Stock. The Series B Safeguard Policy is applicable in the event of any redemption of shares of Series B Redeemable Preferred Stock in shares of our Class A common stock rather than in cash (each, a “Series B Preferred Redemption in Common Stock”). The Series B Safeguard Policy provides that if, within 10 business days of any such Series B Preferred Redemption in Common Stock, any such shares of Class A common stock are sold at a loss (i.e. a lower price than the Series B Aggregate Redemption Value), the holder can apply to us for a cash payment to the holder in an amount equal to the difference between (i) the Series B Aggregate Redemption Value of the Class A common stock so issued, and (ii) the Series B Aggregate Sale Price at which such shares of Class A common stock were sold, subject to certain conditions and requirements as set forth in the Series B Safeguard Policy. The Series B Safeguard Policy applies both retroactively, and on a go-forward basis, to holders of our Series B Redeemable Preferred Stock.

Stockholders’ Equity

Our total stockholders’ equity decreased $10.4 million from $139.1 million as of December 31, 2024 to $128.7 million as of December 31, 2025. The decrease in our total stockholders’ equity is primarily attributable to net loss attributable to common stockholders of $11.5 million, common stock dividends declared of $2.0 million, and a net adjustment of $0.5 million for noncontrolling interest ownership, partially offset by the acquisitions of noncontrolling interests for $2.7 million, Class A common stock issuances of $0.6 million, net of forfeitures, and comprehensive income of $0.2 million.

Industry Outlook

The residential rental industry has historically been more resilient to economic cycles than other commercial real estate sectors and is currently benefiting from significant industry tailwinds that began during the pandemic. We believe industry dynamics present a compelling investment opportunity for us, including:

●	The U.S. housing deficit is expected to widen through the end of the decade, creating a large need for all forms of rental strategies. Residential rental production has been below historical levels since the end of the Great Financial Crisis, creating a housing shortage of approximately 4.7 million residential units according to the US Chamber of Commerce.
●	Low new residential supply, with residential construction and residential permitting notably below the 10-year average, is expected to create an ideal environment for the residential rental industry providing landlords with significant pricing power due to persistent demand. According to Marcus & Millichap, the apartment sector has seen 11 consecutive quarters of positive net absorption suppressing the national average vacancy to 4.7%, well below the recent average.
●	Renting currently represents a significant cost saving to homeownership, and the recent increases in both housing prices and mortgage rates has exacerbated the difference to nearly $1,200 per month according to Marcus & Millichap. This is expected to continue for the foreseeable future, forcing the millennial generation to rent for longer as they enter their household formation years.

Results of Operations

Note 3 “Acquisition of Real Estate”; Note 4 “Sale of Real Estate Assets and Held for Sale Real Estate Assets”; Note 5 “Investments in Real Estate”; Note 6 “Notes and Interest Receivable”; Note 7 “Investment in Unconsolidated Real Estate Fund”; and Note 8 “Preferred Equity Investments,” to our Consolidated Financial Statements provide discussion of our various purchases and sales of consolidated investments, and our loan and preferred equity investments. These transactions have resulted in material changes to the presentation of our financial statements.

The following is a summary of our consolidated real estate investments as of December 31, 2025:

							Occupancy –
		Number of	Average Year	Ownership	Average	Occupancy –	Excluding Held for
Operating Investment Name	Market / Location	Units (1)	Built	Interest	Rent (2)	All Units (3)	Sale/Reno Units (4)
Residential Communities
Allure at Southpark	Charlotte, NC	350	2014	98%	$1,681	95.7%	96.0%
Amira at Westly	Tampa, FL	408	1999/2023	(5)	1,847	93.1%	93.4%
Avenue at Timberlin Park	Jacksonville, FL	200	2001	100%	1,591	94.5%	95.0%
District at Parkview (6)	Stone Mountain, GA	264	2023	69%	1,907	88.3%	88.6%
Skytop Apartments (6)	Cincinnati, OH	361	2024	3%	1,721	94.5%	95.0%
Southern Pines Reserve (6)	Aberdeen, NC	272	2000/2003	22%	1,486	93.4%	93.7%
Villas at Huffmeister	Houston, TX	294	2007	95%	1,601	96.3%	96.6%
Wayford at Concord	Concord, NC	150	2019	83%	2,157	98.0%	98.7%
Yauger Park Villas	Olympia, WA	80	2010	95%	2,476	97.5%	97.5%
Total Residential Communities Units / Average		2,379			$1,746	93.7%	94.5%

Scattered Single-Family Homes
Ballast	AZ / CO / WA	84	1998	95%	$2,130	77.4%	77.4%
Golden Pacific	IN / KS / MO	161	1977	97%	1,802	73.9%	79.9%
ILE	TX / SE US	450	1991	95%	1,862	92.9%	93.9%
Indy-Springfield	IN / MO	304	1999	100%	1,426	91.8%	95.5%
Peak JV 2	Various / TX	549	1982	100%	1,382	88.3%	90.0%
Peak JV 3	Dallas-Fort Worth, TX	42	1960	100%	1,082	14.3%	—
Savannah-84	Savannah, GA	84	2022	100%	1,875	97.6%	97.6%
Total Scattered Single-Family Homes / Average		1,674			$1,625	86.9%	90.8%
Total Operating Units / Average		4,053			$1,695	90.9%	93.0%

Development / Lease-up Investment Name
Residential Communities
Abode Wendell Falls (7)	Wendell, NC	170	—	100%	—	—	—
Harmony at Clear Creek (7)	Shawnee, KS	188	—	85%	—	—	—
Parkside at Summers Corner (8)	Summerville, SC	12	2025	100%	—	—	—
Total Development Units		370
Total Units		4,423
(1)	Total operating units includes an aggregate of 107 units classified as held for sale, with such units included in the following portfolios: 12 units of Golden Pacific, 27 units of ILE, 18 units of Indy-Springfield, 8 units of Peak JV 2, and all 42 units of Peak JV 3.
(2)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the three months ended December 31, 2025.
(3)	Percent occupied is calculated as (i) the number of units occupied as of December 31, 2025 divided by (ii) total number of units, expressed as a percentage.
(4)	Percent occupied is calculated as (i) the number of units occupied as of December 31, 2025 divided by (ii) total number of units, expressed as a percentage, and excludes 107 units classified as held for sale and an aggregate of 11 down/renovation units.
(5)	Amira at Westly is held through our DST Program (refer to Note 9 of our consolidated financial statements for further information). The Amira at Westly DST has been fully subscribed with equity from individual investors.
(6)	District at Parkview, Skytop Apartments and Southern Pines Reserve are held through our DST Program.
(7)	Represents a development project with no units delivered as of December 31, 2025. Abode Wendell Falls commenced construction in 2024 and Harmony at Clear Creek is anticipated to commence construction in 2026.
(8)	Parkside at Summers Corner represents a development project with units to be acquired in tranches as construction is completed. Of the total 100 units that we have committed to acquire, 12 units had been acquired as of December 31, 2025.

The following is a summary of our consolidated operational results by reportable segment for the years ended December 31, 2025 and 2024 ($ in thousands, except average rental rates):

	2025	2024	Variance
Rental and other property revenues
Residential communities	$37,554	$16,449	128.3%
Scattered single-family homes	30,582	32,135	(4.8)%
Total rental and other property revenues	68,136	48,584	40.2%

Property operating expenses
Residential communities	16,651	6,950	139.6%
Scattered single-family homes	16,534	17,194	(3.8)%
Total property operating expenses	33,185	24,144	37.4%

Net operating income
Residential communities	20,903	9,499	120.1%
Scattered single-family homes	14,048	14,941	(6.0)%
Total net operating income	$34,951	$24,440	43.0%

Residential communities	93.5%	95.1%	(160)	bps
Scattered single-family homes	89.3%	90.2%	(90)	bps
Average occupancy percentage (1)(2)	91.4%	91.7%	(30)	bps

Residential communities	$1,767	$1,815	(2.6)%
Scattered single-family homes	1,612	1,556	3.6%
Average rental rate (2)(3)	$1,694	$1,638	3.4%
(1)	Represents the average of the ending occupancy as of the last day of each month in the year presented for all units in our consolidated portfolio.
(2)	The amount presented for 2024 includes Navigator Villas through July 2024. Navigator Villas was sold in August 2024.
(3)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the year presented.

The following is a summary of our preferred equity investments as of December 31, 2025:

			Total Actual/
		Actual/	Estimated		Actual/	Actual/	Actual/
		Planned	Construction		Estimated	Estimated	Estimated		Estimated
		Number	Cost	Cost to Date	Construction	Initial	Construction		Average
Development Investment Name (1)	Location	of Units	(in millions)	(in millions)	Cost Per Unit	Occupancy	Completion	% Occupied	Rent (2)
River Ford	Brunswick, GA	170	$51.6	$18.0	$303,529	1Q 2026	1Q 2027	—	$2,004
Sanford Marketplace	Sanford, NC	300	59.6	12.7	198,667	4Q 2026	2Q 2027	—	1,587
Canvas at Wildwood	Wildwood, FL	224	60.3	17.0	269,196	4Q 2026	4Q 2027	—	1,937
Archer at RiverBlue (3)	Asheville, NC	245	71.8	10.8	293,061	1Q 2028	2Q 2028	—	2,113
Total Development Units		939

Operating Investment Name (4)
Wayford at Innovation Park	Charlotte, NC	210						91.4%	2,313
Total Operating Units		210
Total Units/Average		1,149							$1,934
(1)	None of the development investments had commenced lease-up as of December 31, 2025.
(2)	For development investments, represents the average pro forma effective monthly rent per occupied unit for all expected occupied units during the first full quarter of stabilization. For the operating investment, represents the average effective monthly rent per occupied unit.
(3)	In December 2025, we entered into a joint venture agreement and made a commitment to invest capital for preferred equity interests in Archer at RiverBlue. No capital had been funded as of December 31, 2025.
(4)	Operating investment represents a stabilized operating property.

Year ended December 31, 2025 as compared to the year ended December 31, 2024

Revenue

Rental and other property revenues increased $19.5 million, or 40%, to $68.1 million for the year ended December 31, 2025 as compared to $48.6 million for the same prior year period. The increase was primarily due to: (i) the acquisition of 2,149 units at seven residential communities, which was partially offset by sales of 176 units at one residential community and 225 single-family units in our portfolio since January 1, 2024, and (ii) rental rate improvement from our active management and organic market rent growth.

Our average rent per occupied unit increased $56, or 3.4%, to $1,694 as compared to $1,638 during the prior year period. Average occupancy decreased 30 basis points from 91.7% to 91.4% on a year over year basis. Our single-family rental rates increased 3.6% from active management and organic growth, and residential communities decreased 2.6% as a result of our newly acquired properties rental rates being lower than average rental rate at $1,600 per month.

Interest income from loan investments amounted to $0.6 million for the year ended December 31, 2025 as compared to $1.6 million for the same prior year period due to the full payoff of three loan investments since the third quarter of 2024.

Expenses

Property operating expenses increased $9.1 million, or 38%, to $33.2 million for the year ended December 31, 2025 as compared to $24.1 million for the same prior year period. The increase was primarily due to: (i) the acquisition of 2,149 units at seven residential communities, which was partially offset by sales of 176 units at one residential community and 225 single-family units in our portfolio since January 1, 2024.

Property management and asset management fees expense were $5.4 million for the year ended December 31, 2025 as compared to $4.7 million in the same prior year period. Property management fees are based on a stated percentage of property revenues and asset management fees are based on a stated percentage of capital contributions or assets under management, where applicable.

General and administrative expenses amounted to $11.2 million for the year ended December 31, 2025 as compared to $10.6 million for the same prior year period. Of the $11.2 million total expense for the year ended December 31, 2025, $6.6 million related to direct costs incurred by us, while the remaining $4.0 million related to the operating expense reimbursement to our Manager, which included rent, utilities, accounting and legal services, and IT expenses.

Management fees to related party amounted to $10.5 million for the year ended December 31, 2025 as compared to $9.1 million for the same prior year period. The increase was due to an increase in equity primarily from our continuous registered offering of Series A Preferred Stock. For the year ended December 31, 2025, $0.8 million of the base management fee was, or shall be, paid in C-LTIP Units with the remainder in cash. Prior to the fourth quarter 2024, we paid the base management fee to the Manager as one half (50%) in C-LTIP Units and the remainder in cash.

Acquisition and other transaction costs amounted to $0.4 million for the year ended December 31, 2025 as compared to $0.3 million for the same prior year period. Acquisition costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Weather-related losses amounted to $0.1 million for the year ended December 31, 2025 as compared to $0.2 million for the same prior year period. The 2025 expense relates to weather damage at two real estate investments and the 2024 expense primarily relates to hurricane damage in Texas.

Depreciation and amortization expenses were $29.4 million for the year ended December 31, 2025 as compared to $19.9 million for the same prior year period, with the increase primarily due to the acquisition of seven residential communities since January 1, 2024. The increase was partially offset by (i) the sales of one residential community and single-family units in our portfolio since January 1, 2024 and (ii) in-place leases being fully amortized at one residential community prior to 2025.

Other Income and Expense

Other income and expense amounted to expense of $9.5 million for the year ended December 31, 2025 as compared to income of $6.6 million for the same prior year period. This was primarily due to (i) a $10.1 million decrease in gain on sales of real estate investments and a $1.2 million increase in impairment on real estate, (ii) a $5.9 million increase in interest expense primarily attributable to an increase in the outstanding debt to $440.8 million at December 31, 2025 as compared to $381.6 million at December 31, 2024, (iii) a decrease in preferred returns of $3.2 million as our preferred equity investments decreased to $35.7 million at December 31, 2025 as compared to $82.2 million at December 31, 2024 due to the redemption and/or sale of five preferred equity investments partially offset by two new preferred equity investments, and (iv) a $0.5 million increase in other expenses.

These expenses were partially offset by a $3.7 million gain on the sale of three available-for-sale investments (preferred equity investments) and $1.1 million income from the investment in one unconsolidated real estate fund.

Income Tax Expense

Income tax expense amounted to $1.6 million for the year ended December 31, 2025 as compared to zero for the same prior year period. The 2025 expense primarily relates to three preferred equity investments and the properties in the DST program.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net loss attributable to common stockholders together with a reconciliation to NOI, as computed in accordance with GAAP for the years ended December 31, 2025 and 2024 (amounts in thousands):

	2025	2024
Net loss attributable to common stockholders	$(11,491)	$(4,234)
Add back: Net loss attributable to Operating Partnership Units	(25,797)	(9,232)
Net loss attributable to common stockholders and unit holders	(37,288)	(13,466)
Net loss attributable to partially owned properties’ noncontrolling interests	(9,051)	(2,891)
Real estate depreciation and amortization	29,361	19,810
Non-real estate depreciation and amortization	57	140
Non-cash interest expense	2,598	1,755
Unrealized loss on derivatives	2,105	3,885
Recovery of credit losses, net	(103)	(93)
Property management and asset management fees	5,372	4,715
Management fees to related party	10,471	9,111
Acquisition and other transaction costs	418	255
Corporate operating expenses	11,249	10,582
Weather-related losses, net	59	170
Loss on extinguishment of debt costs	27	151
Interest income	(5,258)	(5,424)
Preferred stock dividends	9,203	4,022
Preferred stock accretion	4,538	244
Other expense (income), net	139	(330)
Income tax expense	1,632	—
Income from preferred equity investments	(8,759)	(11,937)
Share of net earnings of equity method investment	(1,058)	—
Interest income from loan investments	(598)	(1,630)
Impairment and (gain on sale) of real estate investments, net	4,216	(7,081)
Gain on sale of available-for-sale investments	(3,664)	—
Total property income	15,666	11,988
Add back: Interest expense	19,285	12,452
Net operating income	$34,951	$24,440

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, both short- and long-term. Our primary short-term liquidity requirements historically have related to (i) our operating expenses and other general business needs, (ii) investments in real estate, (iii) distributions to stockholders, (iv) committed investments and capital requirements to fund development and renovations at existing properties, (v) ongoing commitments to repay borrowings, including our maturing debt and KeyBank Credit Facility (as hereinafter defined, the “revolving credit facility”), and (vi) Class A common stock repurchases under our stock repurchase plan.

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our short-term liquidity needs could be affected by various risks and uncertainties, including the risks detailed in Part I, Item 1A titled “Risk Factors”. While consolidated occupancy excluding units classified as held for sale and down/renovation units remains strong at 93.0% as of December 31, 2025, in future periods we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants.

On December 10, 2025, the SEC declared effective our registration statement on Form S-11 (File No. 333-290772) (the “2025 Registration Statement”). The securities covered by the 2025 Registration Statement include a maximum of 14,000,000 shares of 7.5% Series B Redeemable Preferred Stock (the “Series B Preferred Stock”) at $25.00 per share, for a maximum offering amount of $350 million in Series B Preferred Stock (the “Series B Preferred Offering”).

In October 2024, we launched a program (collectively, the “DST Program”) to sponsor and raise capital in private placement offerings of beneficial interests in specific Delaware statutory trusts (each, a “DST”) holding real properties (each, a “DST Property”). We expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions and create future pipeline acquisition opportunities. In conjunction with the DST Program, our Operating Partnership has issued certain non-interest bearing demand notes in relation to its role as the master tenant (the “Master Tenant”) under certain master leases (the “Master Leases”) related to the DST Program (the “Demand Notes”), which could be called upon if the net operating cash flow is insufficient to pay the rent required under the Master Leases (subject to limited deferral rights) or satisfy its other obligations under the Master Leases. As compensation for the Operating Partnership’s obligations under the Master Leases, we will share in the rent paid by the tenants of the underlying properties in accordance with the waterfall set forth in the applicable Master Lease. As of December 31, 2025, we had four DST Properties (Amira at Westly, District at Parkview, Skytop Apartments and Southern Pines Reserve) in our DST Program and raised net offering proceeds of $126.7 million, issued demand notes of $2.3 million, and had $310.3 million in total net real estate investments associated with the DST Program. The Amira at Westly DST had been fully subscribed with equity from individual investors as of December 31, 2025.

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

In general, we believe our available cash balances, cash flows from operations, proceeds from the offerings of our Series A Preferred Stock and Series B Preferred Stock, proceeds from the revolving credit facility, proceeds from our DST Program, proceeds from future mortgage debt financings for acquisitions and/or development projects, and other financing arrangements will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. In general, we expect that our results related to our existing portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of residential properties and build-to-rent communities.

We believe we will be able to meet our primary liquidity requirements going forward through, among other sources:

●	$169.6 million in cash available at December 31, 2025;
●	capacity of $50 million on the revolving credit facility, all of which was available at December 31, 2025 for use in our DST Program;
●	proceeds from future mortgage debt financings for acquisition and/or development projects;
●	cash generated from operating activities; and
●	proceeds from the offerings of our Series A Preferred Stock and Series B Preferred Stock, and potential offerings of common and preferred stock, as well as issuances of units of limited partnership interest in our Operating Partnership (“OP Units”).

The following table summarizes our contractual obligations as of December 31, 2025 related to our mortgage notes secured by our properties (the revolving credit facility had no outstanding balance at year end). At December 31, 2025, our estimated future required payments on these obligations were as follows (amounts in thousands):

	Total	2026	2027-2028	2029-2030	Thereafter
Mortgages Payable (Principal)	$440,783	$33,036	$88,592	$135,616	$183,539
Estimated Interest Payments on Mortgages Payable	127,383	22,267	38,442	24,416	42,258
Total	$568,166	$55,303	$127,034	$160,032	$225,797

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

As of December 31, 2025, we had contractual commitments to fund future cash obligations in certain of our preferred equity investments in the aggregate of $27.0 million. In addition, we have two consolidated residential communities (Abode Wendell Falls and Harmony at Clear Creek) under construction comprised of an aggregate of 358 units. As of December 31, 2025, we estimate that the remaining costs associated with the completion of construction for these two residential communities will be approximately $113.6 million. We intend to finance these costs through a combination of available cash, proceeds from construction loans, and preferred equity capital contributions. We also committed to acquire an aggregate of 100 residential community units known as Parkside at Summers Corner. We expect acquisitions to occur in tranches as construction is completed, and as of December 31, 2025, 88 units remain to be acquired, representing an aggregate purchase price of $22.6 million.

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

On February 28, 2025, the Board authorized a new stock repurchase plan for the repurchase, from time to time, of up to an aggregate of $5 million of our outstanding shares of Class A common stock. The repurchase plan has a term of one year ending on February 28, 2026, and may be discontinued at any time. As of December 31, 2025, we had not made any repurchases of our Class A common stock under this plan.

On February 10, 2026, the Board authorized a new stock repurchase plan, effective March 1, 2026, for the repurchase, from time to time, of up to an aggregate of $10 million of our outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Exchange Act and subject to Rule 10b-5 of the Exchange Act. The repurchase plan has a term of one year and ends on February 28, 2027, and may be discontinued at any time. The extent to which we repurchase shares of our Class A common stock under the repurchase plan, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. We expect that any repurchases of our Class A common stock will be through open market transactions, subject to market conditions, certain price limitations and other conditions established under the plan. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act.

Our primary long-term liquidity requirements relate to (i) costs for additional residential investments, including development projects, (ii) repayment of long-term debt and our revolving credit facility, (iii) capital expenditures, and (iv) cash redemption requirements related to our Series A Preferred Stock and our Series B Preferred Stock, (v) cash requirements related to our Series A Safeguard Policy and our Series B Safeguard Policy, and (v) Class A common stock repurchases under our stock repurchase plan.

We intend to finance our long-term liquidity requirements with net proceeds of additional issuances of common and preferred stock, including issuances in connection with the continuous registered offerings of our Series A Preferred Stock and Series B Preferred Stock, our revolving credit facility, our DST Program, as well as future acquisition or project-based borrowings. Our success in meeting these requirements will therefore depend upon our ability to access capital. Further, our ability to access equity capital is dependent upon, among other things, general market conditions for REITs and the capital markets in general, market perceptions about us and our asset class, and current trading prices of our securities.

As we did in the year ended December 31, 2025, we may also selectively sell consolidated operating assets at appropriate times, which would be expected to generate cash sources for both our short-term and long-term liquidity needs.

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. In October 2024, we entered into a credit agreement related to our DST Program with KeyBank National Association and a syndicate of other lenders which provides for a revolving loan with a maximum commitment amount of $50 million. We believe this revolving credit facility will serve as our primary debt source that will continue to enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. The revolving credit facility contains certain financial and operating covenants. At December 31, 2025, we were in compliance with all covenants under our credit facility. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain a distribution on our Series A Preferred Stock in accordance with the terms which require monthly dividends. In addition, we expect to begin paying a distribution on our Series B Preferred Stock, and maintain such distributions, in accordance with the terms which require monthly dividends. While our distributions through December 31, 2025 have been paid from cash flow from operations and in accordance with our policy, distributions in the future may be paid from cash flow from operations, proceeds from the offerings of our Series A Preferred Stock and Series B Preferred Stock, proceeds from the DST Program, the sales of assets, and additional sources, such as from borrowings.

We have preferred equity interests in properties that are in various stages of development and operating, and our preferred equity investments are structured to provide a current and/or accrued preferred return during all phases. Each joint venture in which we own a preferred equity interest is required to redeem our preferred equity interests, plus any accrued preferred return, based on a fixed maturity date, generally in relation to the property’s construction loan or mortgage loan maturity. Upon redemption of the preferred equity interests, our income, FFO, CFFO and cash flows could be reduced below the preferred returns currently being recognized. Alternatively, if the joint ventures do not redeem our preferred membership interest when required, our income, FFO, CFFO and cash flows could be reduced if the development project does not produce sufficient cash flow to pays its operating expenses, debt service and preferred return obligations. We previously held notes receivable investments that were structured as senior loans. In the future, we may make additional notes receivable investments structured as senior loans or through mezzanine financing. The notes receivable provided a current stated return and required repayment based on a fixed maturity date. If the property did not repay the notes receivable upon maturity, our income, FFO, CFFO and cash flows could have been reduced below the stated returns if the property did not produce sufficient cash flow to pay its operating expenses and debt service, or to refinance its debt obligations. As we evaluate our capital position and capital allocation strategy, we may consider alternative means of financing our development loan and preferred equity investment activities at the subsidiary level.

Off-Balance Sheet Arrangements

As of December 31, 2025, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of December 31, 2025, we entered into five joint venture agreements which are classified as available-for-sale debt securities.

Cash Flows

Cash Flows from Operating Activities

As of December 31, 2025, we held twenty-five real estate investments, consisting of nineteen consolidated investments, five preferred equity investments, and one unconsolidated real estate fund investment, with the twenty-four consolidated and preferred equity investments representing an aggregate of 5,572 residential units. During the year ended December 31, 2025, net cash provided by operating activities was $27.8 million after net loss of $32.6 million was adjusted for the following:

●	non-cash items of $30.2 million;
●	distributions of income from preferred equity investments of $26.6 million;
●	an increase in due to affiliates, net of $4.0 million;
●	an increase in accounts payable and other accrued liabilities of $3.4 million;
●	distributions from investments in unconsolidated real estate funds of $0.6 million; and
●	a decrease in notes and accrued interest receivable of $0.5 million; offset by
●	an increase in accounts receivable, prepaids and other assets of $4.9 million.

Cash Flows from Investing Activities

During the year ended December 31, 2025, net cash used in investing activities was $169.4 million primarily due to the following:

●	$226.5 million used in acquiring consolidated real estate investments;
●	$25.0 million used in an investment in an unconsolidated real estate fund;
●	$17.4 million used on capital expenditures;
●	$16.8 million used in investments in preferred equity investments; and
●	$1.6 million used in the purchase of rate caps; offset by
●	$64.6 million of proceeds from the sale and redemption of preferred equity investments;
●	$31.7 million of repayments of notes receivable; and
●	$21.5 million of proceeds from the sale of real estate investments.

Cash Flows from Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities was $204.9 million primarily due to the following:

●	$133.6 million of contributions from noncontrolling interests;
●	borrowings of $126.9 million on mortgages payable;
●	proceeds of $42.0 million from borrowings on revolving credit facilities; and
●	net proceeds of $36.5 million from the issuance of Series A Preferred Stock; offset by
●	$103.0 million of repayments on revolving credit facilities;
●	$9.0 million in cash distributions paid to preferred stockholders;
●	$6.7 million of repayments of our mortgages payable;
●	$6.3 million in deferred financing costs;
●	$3.4 million of distributions to noncontrolling interests;
●	$2.3 million in cash distributions paid to partially owned properties’ noncontrolling interests;
●	$1.5 million of distributions to common stockholders;
●	$1.1 million for purchase of interests from noncontrolling interests; and
●	$0.9 million paid for the redemption of Series A Preferred Stock.

Year ended December 31, 2025 as compared to the year ended December 31, 2024

Operating Activities

Net cash flow provided by operating activities increased $18.7 million in 2025 compared to 2024 due to:

●	increase in net distributions of income from preferred equity investments of $24.3 million;
●	increase in amounts due to affiliates, net of $4.6 million;
●	increase in accounts payable and other accrued liabilities of $1.5 million;
●	decrease in notes and accrued interest receivable of $0.8 million; and
●	increase in distributions from investments in unconsolidated real estate funds of $0.6 million; offset by
●	operating income, adjusted for non-cash activity, decreased $6.9 million; and
●	increase in accounts receivable, prepaid expenses and other assets of $6.2 million.

Investing Activities

Net cash used in investing activities decreased $55.5 million in 2025 compared to 2024 primarily due to:

●	higher proceeds from redemption of preferred equity investments of $48.4 million;
●	increased repayments on notes receivable of $23.4 million;
●	decrease in investments in notes receivable of $22.3 million;
●	net decrease in acquisition of real estate investments and capital expenditures of $13.7 million;
●	decrease in the purchase of interest rate caps of $1.1 million; and
●	decreased investments in preferred equity investments of $0.3 million; offset by
●	lower proceeds from the sales of real estate investments of $28.5 million; and
●	increased investments in unconsolidated real estate funds of $25.0 million.

Financing Activities

Net cash provided by financing activities decreased $55.8 million in 2025 compared to 2024 primarily due to:

●	increase in revolving credit facility repayments of $83.0 million;
●	decrease in net proceeds from the Series A Preferred Offering of $56.4 million;
●	decrease in mortgage borrowings of $31.6 million;
●	decrease in proceeds from credit facilities of $29.0 million;
●	increase in distributions paid to partially owned properties’ noncontrolling interests $2.2 million; and

●	increase in redemptions of Series A Preferred Stock of $0.9 million; offset by
●	increase in contributions from noncontrolling interests of $127.7 million;
●	decrease in mortgage repayments of $15.6 million;
●	decrease in distributions paid of $2.0 million; and
●	decrease in the purchase of noncontrolling interests of $1.8 million.

Capital Expenditures

The following table summarizes our total capital expenditures incurred for the years ended December 31, 2025 and 2024 (amounts in thousands):

	2025	2024
New development	$8,062	$986
Redevelopment/renovations	5,198	4,266
Routine capital expenditures	3,731	3,982
Normally recurring capital expenditures	1,142	629
Total capital expenditures	$18,133	$9,863

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

CFFO makes certain adjustments to FFO, removing the effect of items that do not reflect ongoing property operations such as acquisition and other transaction costs, non-cash interest, unrealized gains or losses on derivatives, provision for (recovery of) credit losses, non - cash returns on unconsolidated real estate funds, losses on extinguishment of debt and debt modification costs (includes prepayment penalties incurred and the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt), one-time weather-related costs, equity compensation expense, non - recurring income tax, and preferred stock accretion. We believe that CFFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core recurring property operations. As a result, we believe that CFFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential.

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

The table below presents our calculation of FFO and CFFO for the years ended December 31, 2025 and 2024 ($ in thousands):

	2025	2024
Net loss attributable to common stockholders	$(11,491)	$(4,234)
Add back: Net loss attributable to Operating Partnership Units	(25,797)	(9,232)
Net loss attributable to common stockholders and unit holders	(37,288)	(13,466)

Real estate depreciation and amortization	29,361	19,810
Impairment and (gain on sale) of real estate investments, net	4,216	(7,081)
Gain on sale of available-for-sale investments	(3,664)	—
Adjustment for partially owned properties’ noncontrolling interests	(4,974)	(2,245)
FFO attributable to common stockholders and unit holders	(12,349)	(2,982)

Acquisition and other transaction costs	418	255
Non-cash interest expense	2,598	1,755
Unrealized loss on derivatives	2,105	3,885
Recovery of credit losses, net	(103)	(93)
Non-cash returns on unconsolidated real estate funds	(505)	—
Weather-related losses, net	59	170
Loss on extinguishment of debt costs	27	151
Non-real estate depreciation and amortization	57	140
Other expense (income), net	289	(330)
Non-cash equity compensation	4,834	6,872
Non-recurring income tax expense	1,154	—
Preferred stock accretion	4,538	244
Adjustment for partially owned properties’ noncontrolling interests	(939)	(387)
CFFO attributable to common stockholders and unit holders	$2,183	$9,680

Per Share and Unit Information:
FFO attributable to common stockholders and unit holders – diluted	$(0.98)	$(0.24)
CFFO attributable to common stockholders and unit holders – diluted	$0.17	$0.79

Weighted average common shares and units outstanding – diluted	12,645,828	12,247,598

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

Distributions

Declaration Date	Record Date	Amount	Paid / Payable Date
Class A common stock
March 11, 2025	March 25, 2025	$0.125	April 4, 2025
March 11, 2025	June 25, 2025	0.125	July 3, 2025
March 11, 2025	September 25, 2025	0.125	October 3, 2025
March 11, 2025	December 24, 2025	0.125	January 5, 2026
Class C common stock
March 11, 2025	March 25, 2025	$0.125	April 4, 2025
March 11, 2025	June 25, 2025	0.125	July 3, 2025
March 11, 2025	September 25, 2025	0.125	October 3, 2025
March 11, 2025	December 24, 2025	0.125	January 5, 2026
Series A Preferred Stock (1)
October 14, 2024	December 24, 2024	$0.125	January 3, 2025
January 15, 2025	January 24, 2025	0.125	February 5, 2025
January 15, 2025	February 25, 2025	0.125	March 5, 2025
January 15, 2025	March 25, 2025	0.125	April 4, 2025
April 15, 2025	April 25, 2025	0.125	May 5, 2025
April 15, 2025	May 23, 2025	0.125	June 5, 2025
April 15, 2025	June 25, 2025	0.125	July 3, 2025
July 15, 2025	July 25, 2025	0.125	August 5, 2025
July 15, 2025	August 25, 2025	0.125	September 5, 2025
July 15, 2025	September 25, 2025	0.125	October 3, 2025
October 15, 2025	October 24, 2025	0.125	November 5, 2025
October 15, 2025	November 25, 2025	0.125	December 5, 2025
October 15, 2025	December 24, 2025	0.125	January 5, 2026
Series A Preferred Enhanced Special Dividend (2)
October 14, 2024	December 24, 2024	$0.010417	January 3, 2025
January 15, 2025	January 24, 2025	0.010417	February 5, 2025
January 15, 2025	February 25, 2025	0.010417	March 5, 2025
January 15, 2025	March 25, 2025	0.010417	April 4, 2025
April 15, 2025	April 25, 2025	0.010417	May 5, 2025
April 15, 2025	May 23, 2025	0.010417	June 5, 2025
April 15, 2025	June 25, 2025	0.010417	July 3, 2025
July 15, 2025	July 25, 2025	0.010417	August 5, 2025
July 15, 2025	August 25, 2025	0.010417	September 5, 2025
July 15, 2025	September 25, 2025	0.010417	October 3, 2025
October 15, 2025	October 24, 2025	0.010417	November 5, 2025
October 15, 2025	November 25, 2025	0.010417	December 5, 2025
October 15, 2025	December 24, 2025	0.010417	January 5, 2026
(1)	Holders of record of newly issued Series A Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series A Preferred Stock was outstanding.

(2)	Holders of record of Series A Preferred Stock shares are entitled to an enhanced special dividend equal to the amount by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average of the one-month Term SOFR for each day commencing on the 26th of the prior month to the 25th of the applicable month, plus (II) two percent, divided by (b) twelve, exceeds (ii) the standard monthly dividend of $0.125 per share of Series A Preferred Stock. The enhanced special dividend will be aggregated with the standard monthly dividend so as to effect a dividend rate on the Series A Preferred Stock that is subject to a 6.5% minimum and 8.5% maximum annual rate.

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

Distributions declared and paid for the year ended December 31, 2025 were as follows (amounts in thousands):

	Distributions
2025	Declared	Paid
First Quarter
Class A common stock	$495	$—
Class C common stock	1	—
Series A Preferred Stock (1)	2,010	1,925
OP Units	921	—
LTIP / C-LTIP Units	212	—
Total first quarter	$3,639	$1,925
Second Quarter
Class A common stock	$507	$495
Class C common stock	1	1
Series A Preferred Stock (1)	2,254	2,185
OP Units	921	921
LTIP / C-LTIP Units	225	212
Total second quarter	$3,908	$3,814
Third Quarter
Class A common stock	$506	$507
Class C common stock	1	1
Series A Preferred Stock (1)	2,417	2,368
OP Units	921	921
LTIP / C-LTIP Units	223	225
Total third quarter	$4,068	$4,022
Fourth Quarter
Class A common stock	$506	$506
Class C common stock	1	1
Series A Preferred Stock (1)	2,522	2,493
OP Units	921	921
LTIP / C-LTIP Units	227	223
Total fourth quarter	4,177	$4,144
Total	$15,792	$13,905
(1)	Series A Preferred Stock amounts include the standard dividend at an annual rate of 6.0% of the Stated Value and any enhanced special dividends.

Critical Accounting Policies and Estimates

Below is a discussion of the accounting policies that we consider critical to an understanding of our financial condition and operating results that may require complex or significant judgment in their application or require estimates about matters which are inherently uncertain.

Principles of Consolidation and Basis of Presentation

We conduct our operations through the Operating Partnership, of which we are the sole general partner. The consolidated financial statements include our accounts and those of the Operating Partnership and its subsidiaries. As of December 31, 2025, limited partners other than the Company owned approximately 69.36% of the common units of the Operating Partnership, of which 55.65% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 13.71% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 2.37% which were not vested at December 31, 2025.

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

For investments that meet the criteria of a security under ASC 320 Investments – Debt Securities, we classify each investment as an available-for-sale (“AFS”) debt security as we do not have the positive intent to hold all investments to maturity. We account for these investments as preferred equity investments on our consolidated balance sheets, and we earn a fixed return on these investments which is included within income from preferred equity investments on our consolidated statements of operations and comprehensive income (loss). AFS debt securities are carried at fair value on our consolidated balance sheets, and any unrealized gains or losses on AFS debt securities are reported as a component of accumulated other comprehensive income on our consolidated balance sheets, and as a component of other comprehensive income on our consolidated statements of operations and comprehensive income (loss). We evaluate each AFS debt security that has an unrealized loss recorded at the reporting date for a provision for credit loss, as applicable. Refer to the Current Expected Credit Losses (“CECL”) section below for further information regarding CECL and our provision for credit losses.

Prior to the fourth quarter 2024, we classified our preferred equity investments as held-to-maturity debt securities as the investments met the criteria of a security under ASC 320 Investments – Debt Securities. As of December 31, 2024, we did not have the positive intent to hold all the securities to maturity, and as such, we reclassified all our previously held-to-maturity debt securities to AFS debt securities. As of December 31, 2025, we continue to not have the positive intent to hold all the securities to maturity due to the sale of two preferred equity investments during 2025 (refer to Note 8 of our consolidated financial statements for further information).

For investments that do not meet the criteria of a security under ASC 320 Investments – Debt Securities, we will evaluate the characteristics and the facts and circumstances to determine if loan accounting treatment is appropriate. If loan accounting treatment is deemed appropriate, we recognize interest income on our notes receivable on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected. Costs incurred to originate our notes receivable are deferred and amortized using the effective interest method over the term of the related note receivable.

In circumstances where we do have significant influence in the investment, however we determine that the investment does not meet the criteria of a security under ASC 320 Investments – Debt Securities and that loan accounting treatment is not appropriate, we generally account for these investments under the equity method. The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), and increased (decreased) for contributions (distributions). The proportionate share of the results of operations of these investments is recognized on a one-quarter lag and is recorded in our earnings or losses.

Real Estate Assets

Real Estate Purchase Price Allocations

Upon acquisition, we evaluate our acquired residential properties for purposes of determining whether a transaction should be accounted for as an asset acquisition or business combination. Purchases of residential properties are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Acquisition costs typically include legal fees, broker commissions and title fees, as well as other closing costs. In making estimates of fair values for purposes of allocating the purchase price of acquired properties, we utilize various sources including our own market knowledge obtained from historical transactions, published market data, and independent appraisers. In this regard, we may also utilize information obtained from county tax assessment records to assist in the determination of the fair value of the land and building.

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

Intangible Assets

Intangible assets includes (i) the value of in-place leases and (ii) a real estate tax abatement. The value of in-place leases represents the estimated fair value of the net cash flows of leases in place at the time of acquisition, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. We amortize the value of in-place leases to expense over the remaining non-cancelable terms of the respective leases, which is on average six months. In connection with the acquisition of Skytop Apartments in September 2025 (refer to Note 3 of our consolidated financial statements for further information), we allocated approximately $5.5 million of the purchase price to a real estate tax abatement. The tax abatement is being amortized on a straight-line basis over its estimated remaining useful life of approximately 13.0 years. The value of in-place leases and the real estate tax abatement are recorded within other intangible assets, net on our consolidated balance sheets. At December 31, 2025, the net carrying values of in-place leases and the real estate tax abatement were $2.1 million and $5.4 million, respectively.

Impairment of Operating Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our operating real estate and related intangible assets may not be recoverable. The evaluation of real estate assets for potential impairment requires our management to exercise significant judgement and make certain key assumptions, including the following: (i) capitalization rate, (ii) discount rate, (iii) number of years the property will be held, (iv) property operating revenue including occupancy and market rental rates, and (v) property operating expenses. There are inherent uncertainties in making these estimates such as market conditions, and performance and sustainability of property operations. When indicators of potential impairment suggest that the carrying value of operating real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if we do not believe that we will be able to recover the carrying value of the operating real estate and related intangible assets, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the operating real estate and related intangible assets. Fair value is determined by using valuation techniques appropriate to the specific operating asset, which may include discounted cash flow analysis or a broker’s opinion of value. These valuation methods utilize inputs that fall within Level 3 of the fair value hierarchy. During the year ended December 31, 2025, we recognized an impairment loss of approximately $3.8 million related to our Peak JV 2 portfolio, which is included in our scattered single-family homes segment. Of the total impairment loss, approximately $3.5 million was attributable to a revised hold period assessment for 75 units within the portfolio that are now expected to be sold in the near term. The remaining $0.3 million impairment loss was driven by deterioration in submarket conditions. During 2024, the Lubbock, Texas submarket experienced deterioration, and as a result, we recorded a $1.4 million impairment loss on the Peak JV 2 portfolio as of December 31, 2024. The impairment losses for 2025 and 2024 are recorded within (impairment) and gain on sale of real estate investments, net on our consolidated statement of operations and comprehensive income (loss).

Held for Sale Real Estate Assets

Real estate assets are classified as held for sale when they meet the applicable GAAP criteria in accordance with ASC 360-10 Property, Plant, and Equipment - Overall, including, but not limited to, the availability of the real estate asset for immediate sale in its present condition, the existence of an active program to locate a buyer, the probable sale of the real estate asset within one year, and actions required to complete the sale of the real estate asset are likely to occur. Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on our consolidated balance sheets. At December 31, 2025 and 2024, we had 107 units and 167 units, respectively, classified as held for sale, and for the years ended December 31, 2025 and 2024, we recorded impairments related to held for sale units of $2.1 million and $3.3 million, respectively, which is included in (impairment) and gain on sale of real estate investments, net on our consolidated statements of operations and comprehensive income (loss).

Revenue Recognition

We recognize rental revenue on a straight-line basis over the terms of the rental agreements and in accordance with ASC Topic 842 Leases. Rental revenue is recognized on an accrual basis and when the collectability of the amounts due from tenants is deemed probable. Rental revenue is included within rental and other property revenues on our consolidated statements of operations and comprehensive income (loss). Amounts received in advance are recorded as a liability within other accrued liabilities on our consolidated balance sheet.

Other property revenues are recognized in the period earned.

Current Expected Credit Losses (CECL)

Preferred Equity Investments

We perform an individual assessment of expected credit losses for our preferred equity investments, which are accounted for as AFS debt securities, that have an unrealized loss recorded at the reporting date. We first evaluate whether we intend to sell, or it is more likely than not that we will be required to sell, the AFS debt security before recovery of our amortized cost basis. If either criteria regarding intent or requirement to sell is met, the amortized cost basis of the security is written down to its fair value through income. If these criteria are not met, we evaluate whether the decline in fair value of the AFS debt security has resulted from credit losses. If it is determined that the borrower is experiencing financial difficulty, or a foreclosure is probable, or we expect repayment through the sale of the collateral, we calculate expected credit losses based on the value of the underlying collateral as of the reporting date. During this review process, if we determine that it is probable that we will not be able to collect all amounts due for both principal and interest according to the contractual terms of an investment, the preferred equity investment is not considered fully recoverable. As such, a provision for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any remaining noncredit loss component of unrealized loss would be recognized as a component of other comprehensive income.

Changes in the provision for credit loss are recorded as a provision for (or recovery of) credit loss expense. Losses are charged against the allowance when we believe the non-collectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.

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

Subsequent Events

Issuance of LTIP Units under the BHM Incentive Plans

On January 1, 2026, we granted 7,824 LTIP Units pursuant to the BHM Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance.

Declaration of Dividends

Declaration Date	Record Date	Amount	Paid / Payable Date
Series A Preferred Stock (1)
January 15, 2026	January 23, 2026	$0.12500	February 5, 2026
January 15, 2026	February 25, 2026	0.12500	March 5, 2026
January 15, 2026	March 25, 2026	0.12500	April 2, 2026
Series A Preferred Enhanced Special Dividend
January 15, 2026	January 23, 2026	(2)	February 5, 2026
January 15, 2026	February 25, 2026	(2)	March 5, 2026
January 15, 2026	March 25, 2026	(2)	April 2, 2026
Series B Preferred Stock (1)
January 15, 2026	January 23, 2026	$0.15625	February 5, 2026
January 15, 2026	February 25, 2026	0.15625	March 5, 2026
January 15, 2026	March 25, 2026	0.15625	April 2, 2026
(1)	Holders of record of newly issued Series A Preferred Stock shares and Series B Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series A Preferred Stock and Series B Preferred Stock was outstanding.
(2)	Holders of record of Series A Preferred Stock shares are entitled to an enhanced special dividend equal to the amount by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average of the one-month Term SOFR for each day commencing on the 26th of the prior month to the 25th of the applicable month, plus (II) two percent, divided by (b) twelve, exceeds (ii) the standard monthly dividend of $0.125 per share of Series A Preferred Stock. The enhanced special dividend will be aggregated with the standard monthly dividend so as to effect a dividend rate on the Series A Preferred Stock that is subject to a 6.5% minimum and 8.5% maximum annual rate.

Distributions Paid

The following distributions were declared and/or paid to our stockholders subsequent to December 31, 2025 (amounts in thousands):

				Distribution	Total
Shares	Declaration Date	Record Date	Date Paid	per Share	Distribution
Class A common stock	March 11, 2025	December 24, 2025	January 5, 2026	$0.125000	$506
Class C common stock	March 11, 2025	December 24, 2025	January 5, 2026	0.125000	1
Series A Preferred Stock (1)	October 15, 2025	December 24, 2025	January 5, 2026	0.135417	849
OP Units	March 11, 2025	December 24, 2025	January 5, 2026	0.125000	921
LTIP / C-LTIP Units	March 11, 2025	December 24, 2025	January 5, 2026	0.125000	227

Series A Preferred Stock (1)	January 15, 2026	January 23, 2026	February 5, 2026	0.135417	855
Total					$3,359
(1)	Series A Preferred Stock distribution per share amounts include the standard dividend at an annual rate of 6.0% of the Stated Value and any enhanced special dividends.

Class A Common Stock Repurchase Plan

On February 10, 2026, the Board authorized a new stock repurchase plan, effective March 1, 2026, for the repurchase, from time to time, of up to an aggregate of $10 million of our outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Exchange Act and subject to Rule 10b-5 of the Exchange Act. The repurchase plan has a term of one year and ends on February 28, 2027, and may be discontinued at any time. The extent to which we repurchase shares of our Class A common stock under the repurchase plan, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. We expect that any repurchases of our Class A common stock will be through open market transactions, subject to market conditions, certain price limitations and other conditions established under the plan. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act.

Sales of Consolidated Operating Units

Subsequent to December 31, 2025 and through February 25, 2026, we closed on the following sales: 7 units in the Golden Pacific portfolio, 25 units in the ILE portfolio, 1 unit in the Indy-Springfield portfolio, 29 units in the Peak JV 2 portfolio, and the remaining 42 units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sales agreements. The 104 units sold for an aggregate of approximately $14.9 million, subject to certain closing costs, prorations and adjustments typical in such real estate transactions.

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

Our interest rate risk is monitored using a variety of techniques. The table below ($ in thousands) presents the principal payments and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. Fair value adjustments and unamortized deferred financing costs, net, of approximately $(12.4) million are excluded. At December 31, 2025, the revolving credit facility had no outstanding balance.

	2026	2027	2028	2029	2030	Thereafter	Total
Mortgage Notes Payable	$33,036	$82,889	$5,703	$80,450	$55,166	$183,539	$440,783
Weighted Average Interest Rate	4.19%	6.76%	5.75%	5.18%	5.58%	4.99%	5.38%

The fair value of mortgages payable is estimated at $436.4 million at December 31, 2025.

The table above incorporates those exposures that exist as of December 31, 2025; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

At December 31, 2025, we had interest rate caps and swaps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps and swaps effectively limit our exposure to interest rate risk by providing a ceiling on the underlying interest rate for $100.7 million of our debt.

Based on our debt outstanding and interest rates in effect at December 31, 2025, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would increase future interest expense by approximately $0.2 million or decrease interest expense by approximately $0.2 million, respectively, on an annual basis.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2025, the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting, as of December 31, 2025, was effective.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 9C.   Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 11.   Executive Compensation

The information required by this Item is incorporated by reference from the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 14.   Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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

BLUEROCK HOMES TRUST, INC.

Date: February 27, 2026	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BLUEROCK HOMES TRUST, INC.

Date: February 27, 2026	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2026	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 27, 2026	/s/ Elizabeth Harrison
Elizabeth Harrison
Director

Date: February 27, 2026	/s/ Kamal Jafarnia
Kamal Jafarnia
Director

Date: February 27, 2026	/s/ I. Bobby Majumder
I. Bobby Majumder
Director

Date: February 27, 2026	/s/ Romano Tio
Romano Tio
Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bluerock Homes Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bluerock Homes Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

February 27, 2026

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
ASSETS
Net real estate investments
Land	$123,260	$103,713
Buildings and improvements	755,813	580,110
Furniture, fixtures and equipment	28,934	19,414
Construction in process	10,050	986
Total gross operating real estate investments	918,057	704,223
Accumulated depreciation	(65,318)	(42,410)
Total net operating real estate investments	852,739	661,813
Operating real estate held for sale, net	15,647	21,815
Total Net Real Estate Investments	868,386	683,628
Cash and cash equivalents	169,561	115,209
Restricted cash	24,901	16,032
Notes and accrued interest receivable, net	—	32,067
Investment in unconsolidated real estate funds	25,692	—
Accounts receivable, prepaids and other assets, net	21,966	34,575
Preferred equity investments, net	35,738	81,668
Other intangible assets, net	7,494	2,749
Due from affiliates	653	1,049
Non-real estate assets associated with operating real estate held for sale	14	16
TOTAL ASSETS	$1,154,405	$966,993

LIABILITIES AND EQUITY
Mortgages payable	$428,392	$252,782
Revolving credit facilities	—	121,000
Accounts payable	1,130	803
Other accrued liabilities	20,643	16,914
Due to affiliates	9,782	5,980
Distributions payable	2,504	617
Liabilities associated with operating real estate held for sale	114	6
Total Liabilities	462,565	398,102
Commitments and contingencies (Note 16)
6.0% Series A Redeemable Preferred Stock, liquidation preference $25.00 per share, 30,000,000 shares authorized; 6,288,703 and 4,628,681 shares issued and outstanding at December 31, 2025 and 2024, respectively	142,117	102,154
7.5% Series B Redeemable Preferred Stock, liquidation preference $25.00 per share, 14,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 206,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock - Class A, $0.01 par value, 562,500,000 shares authorized; 4,047,114 and 3,953,919 shares issued and outstanding at December 31, 2025 and 2024, respectively	40	40
Common stock - Class C, $0.01 par value, 187,500,000 shares authorized; 8,489 shares issued and outstanding at December 31, 2025 and 2024	—	—
Additional paid-in-capital	121,489	118,495
Cumulative earnings in excess of distributions	7,200	20,709
Accumulated other comprehensive income (loss)	11	(164)
Total Stockholders’ Equity	128,740	139,080
Noncontrolling Interests
Operating partnership units	292,817	310,275
Partially owned properties	128,166	17,382
Total Noncontrolling Interests	420,983	327,657
Total Equity	549,723	466,737
TOTAL LIABILITIES AND EQUITY	$1,154,405	$966,993

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenues
Rental and other property revenues	$68,136	$48,584
Interest income from loan investments	598	1,630
Total revenues	68,734	50,214

Expenses
Property operating	33,185	24,144
Property management and asset management fees	5,372	4,715
General and administrative	11,249	10,592
Management fees to related party	10,471	9,111
Acquisition and other transaction costs	418	255
Weather-related losses, net	59	170
Depreciation and amortization	29,418	19,940
Total expenses	90,172	68,927

Other (expense) income
Other (expense) income, net	(139)	330
Income from preferred equity investments	8,759	11,937
Share of net earnings of equity method investment	1,058	—
Recovery of credit losses, net	103	93
(Impairment) and gain on sale of real estate investments, net	(4,216)	7,081
Gain on sale of available-for-sale investments, net	3,664	—
Loss on extinguishment of debt costs	(27)	(151)
Interest expense, net	(23,988)	(18,092)
Interest income	5,258	5,424
Total other (expense) income	(9,528)	6,622
Loss before income taxes	(30,966)	(12,091)
Income tax expense	(1,632)	—
Net loss	(32,598)	(12,091)
Preferred stock dividends	(9,203)	(4,022)
Preferred stock accretion	(4,538)	(244)
Net loss attributable to noncontrolling interests
Operating partnership units	25,797	9,232
Partially-owned properties	9,051	2,891
Net loss attributable to noncontrolling interests	34,848	12,123
Net loss attributable to common stockholders	$(11,491)	$(4,234)

Net loss per common share – Basic	$(3.02)	$(1.10)
Net loss per common share - Diluted	$(3.02)	$(1.10)

Weighted average basic common shares outstanding	3,889,301	3,856,162
Weighted average diluted common shares outstanding	3,889,301	3,856,162

Other comprehensive income (loss)
Unrealized gain (loss) on available for sale investments	$568	$(527)
Less unrealized (gain) loss attributable to Operating partnership units	(393)	363
Other comprehensive income (loss) attributable to common stockholders	175	(164)
Comprehensive loss attributable to noncontrolling interests	34,455	12,486
Comprehensive loss attributable to common stockholders	$(11,316)	$(4,398)

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock
							Accumulated
					Additional		Other
	Number of		Number of	Par	Paid-in	Cumulative	Comprehensive	Noncontrolling
	Shares	Par Value	Shares	Value	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance, January 1, 2024	3,871,265	$39	8,489	$—	$122,369	$24,943	$—	$323,248	$470,599

Issuance of restricted Class A common stock for equity incentive plan compensation, net of shares withheld for employee taxes and forfeitures	73,551	—	—	—	451	—	—	—	451
Issuance of long-term incentive plan (“LTIP”) Units for equity incentive plan compensation	—	—	—	—	—	—	—	2,865	2,865
Issuance of C-LTIP Units to Bluerock Homes Manager, LLC (“Manager”)	—	—	—	—	—	—	—	6,644	6,644
Series A Preferred Stock distributions declared	—	—	—	—	—	(4,022)	—	—	(4,022)
Series A Preferred Stock accretion	—	—	—	—	—	(244)	—	—	(244)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	—	(145)	(145)
Acquisition of noncontrolling interests	—	—	—	—	(2,211)	—	—	(650)	(2,861)
Total comprehensive loss	—	—	—	—	—	—	(164)	(363)	(527)
Holder redemption of Series A Preferred Stock and conversion into Class A common stock	9,103	1	—	—	164	—	—	—	165
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5,903	5,903
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(2,417)	—	—	2,417	—
Adjustment for noncontrolling interest ownership in partially owned properties	—	—	—	—	139	—	—	(139)	—
Net income (loss)	—	—	—	—	—	32	—	(12,123)	(12,091)
Balance, December 31, 2024	3,953,919	$40	8,489	$—	$118,495	$20,709	$(164)	$327,657	$466,737

Issuance of restricted Class A common stock for equity incentive plan compensation, net of shares withheld for employee taxes and forfeitures	83,645	—	—	—	647	—	—	—	647
Issuance of LTIP Units for equity incentive plan compensation, net of forfeitures	—	—	—	—	—	—	—	3,346	3,346
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	—	875	875
Common stock distributions declared	—	—	—	—	—	(2,018)	—	—	(2,018)
Series A Preferred Stock distributions declared	—	—	—	—	—	(9,203)	—	—	(9,203)
Series A Preferred Stock accretion	—	—	—	—	—	(4,538)	—	—	(4,538)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	(4,571)	(4,571)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	—	(2,287)	(2,287)
Acquisition of noncontrolling interests	—	—	—	—	2,659	—	—	(3,713)	(1,054)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	133,640	133,640
Total comprehensive income	—	—	—	—	—	—	175	393	568
Cash redemption of Operating Partnership Units	—	—	—	—	8	—	—	(12)	(4)
Holder redemption of Series A Preferred Stock and conversion into Class A common stock	9,550	—	—	—	110	—	—	—	110
Cash redemption of Series A Preferred Stock	—	—	—	—	73	—	—	—	73
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(8,308)	—	—	8,308	—
Adjustment for noncontrolling interest ownership in partially owned properties	—	—	—	—	7,805	—	—	(7,805)	—
Net income (loss)	—	—	—	—	—	2,250	—	(34,848)	(32,598)
Balance, December 31, 2025	4,047,114	$40	8,489	$—	$121,489	$7,200	$11	$420,983	$549,723

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(32,598)	$(12,091)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,690	21,566
Amortization of fair value adjustments	325	127
Income from preferred equity investments	(8,759)	(11,937)
Share of net earnings of equity method investment	(1,058)	—
Impairment and (gain on sale) of real estate investments, net	4,216	(7,081)
Gain on sale of available-for-sale investments, net	(3,664)	—
Fair value adjustment of interest rate caps and swaps	2,105	3,885
Recovery of credit losses, net	(103)	(93)
Loss on extinguishment of debt costs	27	151
Noncash operating lease expense	604	—
Distributions of income from preferred equity investments	26,575	2,348
Distributions from investments in unconsolidated real estate funds	553	—
Share-based compensation attributable to equity incentive plan	3,993	3,316
Share-based compensation to Manager – C-LTIP Units	875	6,644
Changes in operating assets and liabilities:
Due to (from) affiliates, net	4,011	(638)
Accounts receivable, prepaids and other assets	(4,890)	1,255
Notes and accrued interest receivable	470	(341)
Accounts payable and other accrued liabilities	3,391	1,947
Net cash provided by operating activities	27,763	9,058

Cash flows from investing activities
Acquisitions of real estate investments	(226,463)	(248,205)
Capital expenditures	(17,360)	(9,311)
Purchase of interest rate cap	(1,564)	(2,688)
Investment in notes receivable	—	(22,300)
Repayments on notes receivable	31,700	8,284
Investments in unconsolidated real estate funds	(25,000)	—
Proceeds from sale of real estate investments	21,462	50,013
Proceeds from redemption of preferred equity investments	64,564	16,238
Insurance proceeds related to real estate investments	—	149
Investments in preferred equity investments	(16,785)	(17,097)
Net cash used in investing activities	(169,446)	(224,917)

Cash flows from financing activities
Distributions to common stockholders	(1,511)	(3,879)
Distributions to noncontrolling interests	(3,423)	(8,509)
Distributions to partially owned properties’ noncontrolling interests	(2,287)	(145)
Distributions to preferred stockholders	(8,971)	(3,457)
Contributions from noncontrolling interests	133,640	5,903
Purchase of interests from noncontrolling interests	(1,054)	(2,861)
Borrowings on mortgages payable	126,890	158,476
Repayments on mortgages payable including prepayment penalties	(6,704)	(22,338)
Proceeds from revolving credit facilities	42,000	71,000
Repayments on revolving credit facilities	(103,000)	(20,000)
Payments of deferred financing fees	(6,343)	(6,331)
Net proceeds from issuance of 6.0% Series A Redeemable Preferred Stock	36,539	92,857
Payments to redeem 6.0% Series A Redeemable Preferred Stock	(868)	—
Payments to redeem Operating Partnership Units	(4)	—
Net cash provided by financing activities	204,904	260,716

Net increase in cash, cash equivalents and restricted cash	63,221	44,857
Cash, cash equivalents and restricted cash, beginning of year	131,241	86,384
Cash, cash equivalents and restricted cash, end of year	$194,462	$131,241

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$169,561	$115,209
Restricted cash	24,901	16,032
Total cash, cash equivalents and restricted cash, end of year	$194,462	$131,241

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$19,102	$11,581
Cash paid for income taxes	$1,136	$—

Supplemental disclosure of non-cash investing and financing activities
Repayment of revolving credit facility with borrowings on mortgage payable	$60,000	$—
Capital expenditures held in accounts payable and other accrued liabilities	$1,563	$790
Distributions payable to common stockholders – declared and unpaid	$507	$—
Distributions payable to noncontrolling interests – declared and unpaid	$1,148	$—
Distributions payable to preferred stockholders – declared and unpaid	$849	$617
Mortgage assumed upon property acquisition	$—	$24,333
Conversion of note receivable to preferred equity investment	$—	$7,800
Right-of-use asset recognized	$—	$5,058
Lease liability recognized	$—	$4,969

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Bluerock Homes Trust, Inc. (the “Company” or “Bluerock Homes”) was incorporated as a Maryland corporation on December 16, 2021. The Company owns and operates a portfolio of institutional residential properties including apartments, build-to-rent communities, single-family homes, and other residential communities located in attractive markets with a focus on the knowledge-economy and high-quality of life growth markets of the Sunbelt and Western United States. The Company’s current investment strategy is focused on growing its portfolio of residential communities. The Company’s principal objective is to generate attractive risk-adjusted returns on investments where it believes it can drive growth in funds from operations and net asset value by acquiring residential units, developing residential communities, and through Value-Add renovations. The Company’s Value-Add strategy focuses on repositioning lower-quality, less current assets to drive rent growth and expand margins to increase net operating income and maximize the Company’s return on investment.

As of December 31, 2025, the Company held twenty-five real estate investments, consisting of nineteen consolidated investments, five preferred equity investments, and one unconsolidated real estate fund investment. The twenty-four consolidated and preferred equity investments represent an aggregate of 5,572 residential units, comprised of 4,423 consolidated units, of which 370 units are under development or in lease–up, and 1,149 units through preferred equity investments, which includes planned units and those under development.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company conducts its operations through Bluerock Residential Holdings, L.P., its operating partnership (the “Operating Partnership”), of which it is the sole general partner. The consolidated financial statements include the Company’s accounts and those of the Operating Partnership and its subsidiaries. As of December 31, 2025, limited partners other than the Company owned approximately 69.36% of the common units of the Operating Partnership, of which 55.65% were held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 13.71% were held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 2.37% which are not vested at December 31, 2025.

Certain amounts in prior year financial statement presentation have been reclassified to conform to the current year presentation. These reclassifications had no impact on net income (loss) as reported in the consolidated statements of operations, total assets, liabilities or equity as reported in the consolidated balances sheets, or the classifications within the consolidated statements of cash flows. In-place lease amounts previously presented separately on the consolidated balance sheets have been reclassified and are included within other intangible assets, net.

Summary of Significant Accounting Policies

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

For investments that meet the criteria of a security under ASC 320 Investments – Debt Securities, the Company classifies each investment as an available-for-sale (“AFS”) debt security as it does not have the positive intent to hold all investments to maturity. The Company accounts for these investments as preferred equity investments in its consolidated balance sheets, and it earns a fixed return on these investments which is included within income from preferred equity investments in its consolidated statements of operations and comprehensive income (loss). AFS debt securities are carried at fair value in the Company’s consolidated balance sheets, and any unrealized gains or losses on AFS debt securities are reported as a component of accumulated other comprehensive income in its consolidated balance sheets, and as a component of other comprehensive income in its consolidated statements of operations and comprehensive income (loss). The Company evaluates each AFS debt security that has an unrealized loss recorded at the reporting date for a provision for credit loss, as applicable. Refer to the Current Expected Credit Losses (“CECL”) section of this Note for further information regarding CECL and the Company’s provision for credit losses.

Prior to the fourth quarter 2024, the Company previously classified its preferred equity investments as held-to-maturity debt securities as the investments met the criteria of a security under ASC 320 Investments – Debt Securities. As of December 31, 2024, the Company did not have the positive intent to hold all the securities to maturity, and as such, the Company reclassified all its previously held-to-maturity debt securities to AFS debt securities. As of December 31, 2025, the Company continues to not have the positive intent to hold all the securities to maturity due to the sale of two preferred equity investments (refer to Note 8 for further information).

For investments that do not meet the criteria of a security under ASC 320 Investments – Debt Securities, the Company evaluates the characteristics and the facts and circumstances to determine if loan accounting treatment is appropriate. If loan accounting treatment is deemed appropriate, the Company recognizes interest income on its notes receivable on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected. Costs incurred to originate its notes receivable are deferred and amortized using the effective interest method over the term of the related note receivable.

In circumstances where the Company does have significant influence in the investment, however the Company determines that the investment does not meet the criteria of a security under ASC 320 Investments – Debt Securities and that loan accounting treatment is not appropriate, the Company generally accounts for these investments under the equity method. The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for the Company’s share of net income (loss), and increased (decreased) for contributions (distributions). The proportionate share of the results of operations of these investments is recognized on a one-quarter lag and is recorded in the Company’s earnings or losses.

Fair Value of Financial Instruments

As of December 31, 2025 and December 31, 2024, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due to and due from affiliates, revolving credit facilities, accounts payable, other accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations. The Company measures the fair value of its AFS debt securities utilizing observable and unobservable market inputs. The observable market inputs include recent transactions and broker quotes (“market data”). However, given the implied price dispersion amongst the market data, the fair value determination for the AFS debt securities has also utilized significant unobservable inputs in discounted cash flow models based on recent performance of the collateral, the underlying collateral characteristics, industry trends as well as expectations of macroeconomic events. At each measurement date, the Company considers both the observable and unobservable valuation inputs in the determination of fair value. However, given the significance of the unobservable inputs, the fair values of AFS debt securities are classified in Level 3 of the fair value hierarchy. Refer to Note 12 for further information regarding fair value measurements.

Real Estate Assets

Real Estate Purchase Price Allocations

Upon acquisition, the Company evaluates its acquired residential properties for purposes of determining whether a transaction should be accounted for as an asset acquisition or business combination. Purchases of residential properties are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Acquisition costs typically include legal fees, broker commissions and title fees, as well as other closing costs. In making estimates of fair values for purposes of allocating the purchase price of acquired properties, the Company utilizes various sources including its own market knowledge obtained from historical transactions, published market data, and independent appraisers. In this regard, the Company may also utilize information obtained from county tax assessment records to assist in the determination of the fair value of the land and building.

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

Intangible Assets

In-place leases - The value of in-place leases represents the estimated fair value of the net cash flows of leases in place at the time of acquisition, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. The Company records the value of in-place leases within other intangible assets, net on its consolidated balance sheets. The Company amortizes the value of in-place leases to expense over the remaining non-cancelable term of the respective leases, which is on average six months. Amortization expense related to in-place leases was $4.6 million and $2.5 million for the years ended December 31, 2025 and 2024, respectively.

The following table summarizes the Company’s in-place lease intangible assets at December 31, 2025 and 2024 (amounts in thousands):

	2025	2024
Gross carrying value	$13,359	$9,757
Accumulated amortization	(11,295)	(7,008)
Net carrying value	$2,064	$2,749

The following table summarizes the Company’s in-place lease activity for the years ended December 31, 2025 and 2024 (amounts in thousands):

	2025	2024
Beginning balances as of January 1, 2025 and 2024, respectively	$2,749	$—
Acquisitions	3,905	5,309
Amortization	(4,590)	(2,560)
In-place lease intangible assets, net, end of period	$2,064	$2,749

At December 31, 2025, the Company’s estimated aggregate amortization of its in-place lease intangible assets for the next five years is $2.1 million, with the full amount expected to be incurred in 2026 and no amount thereafter.

Real estate tax abatement - In connection with the acquisition of Skytop Apartments in September 2025 (refer to Note 3 for further information), the Company allocated approximately $5.5 million of the purchase price to a real estate tax abatement, which is recorded within other intangible assets, net on the Company’s consolidated balance sheets. The tax abatement is being amortized on a straight-line basis over its estimated remaining useful life of approximately 13.0 years. During the year ended December 31, 2025, the Company recorded amortization expense of $0.1 million related to the tax abatement.

The following table summarizes the real estate tax abatement at December 31, 2025 (amounts in thousands):

2025
Gross carrying value	$5,534
Accumulated amortization	(104)
Net carrying value	$5,430

The following table presents the estimated future amortization expense of the real estate tax abatement as of December 31, 2025 (amounts in thousands):

Year	Total
2026	$418
2027	418
2028	418
2029	418
2030	418
Thereafter	3,340
$5,430

Impairment of Operating Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its operating real estate and related intangible assets may not be recoverable. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgement and make certain key assumptions, including the following: (i) capitalization rate, (ii) discount rate, (iii) number of years the property will be held, (iv) property operating revenue including occupancy and market rental rates, and (v) property operating expenses. There are inherent uncertainties in making these estimates such as market conditions, and performance and sustainability of property operations. When indicators of potential impairment suggest that the carrying value of operating real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether it will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the operating real estate and related intangible assets, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the operating real estate and related intangible assets. Fair value is determined by using valuation techniques appropriate to the specific operating asset, which may include discounted cash flow analysis or a broker’s opinion of value. During the year ended December 31, 2025, the Company recognized an impairment loss of $3.8 million related to its Peak JV 2 portfolio, which is included in its scattered single-family homes segment. Of the total impairment loss, approximately $3.5 million was attributable to a revised hold period assessment for 75 units within the portfolio that are now expected to be sold in the near term. The remaining $0.3 million impairment loss was driven by deterioration in submarket conditions. During 2024, the Lubbock, Texas submarket experienced deterioration, and as a result, the Company recorded a $1.4 million impairment loss on the Peak JV 2 portfolio as of December 31, 2024. The impairment losses for 2025 and 2024 are recorded within (impairment) and gain on sale of real estate investments, net on its consolidated statements of operations and comprehensive income (loss).

Held for Sale Real Estate Assets

Real estate assets are classified as held for sale when they meet the applicable GAAP criteria in accordance with ASC 360-10 Property, Plant, and Equipment - Overall, including, but not limited to, the availability of the real estate asset for immediate sale in its present condition, the existence of an active program to locate a buyer, the probable sale of the real estate asset within one year, and actions required to complete the sale of the real estate asset are likely to occur. Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on the consolidated balance sheets. At December 31, 2025 and 2024, the Company had 107 units and 167 units, respectively, classified as held for sale, and for the years ended December 31, 2025 and 2024, the Company recorded impairments related to held for sale units of $2.1 million and $3.3 million, respectively, which is included in (impairment) and gain on sale of real estate investments, net on its consolidated statements of operations and comprehensive income (loss).

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

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the terms of the rental agreements and in accordance with ASC Topic 842 Leases. Rental revenue is recognized on an accrual basis and when the collectability of the amounts due from tenants is deemed probable. Rental revenue is included within rental and other property revenues on the Company’s consolidated statements of operations and comprehensive income (loss). Amounts received in advance are recorded as a liability within other accrued liabilities on the Company’s consolidated balance sheets.

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

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and has qualified since the taxable year ended December 31, 2022. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants it relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income (loss) and net cash available for distribution to stockholders; however, the Company intends to continue to organize and operate in such a manner as to remain qualified for treatment as a REIT.

The Company incurred federal, state, and local income taxes primarily from its taxable REIT subsidiaries (“TRS”) which manage the non-REIT activities. The Company’s operating partnerships are flow-through entities which are generally not subject to income taxes. The following is a summary of the income tax expense recorded by the Company for the year ended December 31, 2025 (amounts in thousands). The Company incurred no income tax expense for the year ended December 31, 2024.

2025
Current Income Tax Expense
U.S. federal	$1,299
State and local	333
Total current income tax expense	1,632
Deferred Income Tax Expense (Benefit)	—
Total income tax expense	$1,632

The income tax expense is computed by applying the U.S. federal statutory rate of 21% to pretax loss for the years ended December 31, 2025 and 2024 as follows (amounts in thousands):

	2025		2024
	Amount	Percentage	Amount	Percentage
U.S. federal statutory tax rate	$(6,503)	21.00%	$(2,539)	21.00%
State and local income taxes, net of federal tax effect	264	(0.85)%	—	—
Benefit of non-taxable entities	7,714	(24.91)%	2,539	(21.00)%
Changes in valuation allowance	55	(0.18)%	—	—
Other non-taxable or non-deductible items	102	(0.33)%	—	—
Total income tax expense and effective tax rate	$1,632	(5.27)%	$—	—

As of December 31, 2025, the Company had federal and state net operating loss carryovers of $0.6 million. The Company had no deferred tax assets and liabilities for the years ended December 31, 2025 and 2024.

During the year ended December 31, 2025, the Company paid the following amounts related to income taxes (amounts in thousands). The Company paid no amounts related to income taxes in the year ended December 31, 2024.

2025
U.S. federal income taxes	$1,052
State and local income taxes	84
Total income taxes paid	$1,136

The Company has not identified any uncertain tax positions for the years ended December 31, 2025 or 2024. The Company does not anticipate that the total amount of the unrecognized tax benefits will change significantly within the next twelve months. The Company has analyzed its filing positions in all of the jurisdictions where it is required to file income tax returns, as well as all open years in these jurisdictions. Generally, tax years open for examination by the Internal Revenue Service and various state tax jurisdictions include the years 2022, 2023 and 2024.

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

Lessee Accounting

In accordance with ASC Topic 842 Leases, the Company determines whether an arrangement is a lease at inception. For operating leases with a term of greater than one year, a lease liability and a right-of-use asset are recognized and recorded in the Company’s consolidated balance sheets. The lease liability represents the Company’s obligation to make lease payments arising from a lease and is measured as the present value of the lease payments at the commencement date. As the rate implicit in a lease may not be known at lease commencement, the Company will use its incremental borrowing rate to discount its lease obligation. The right-of-use asset represents the Company’s right to use a specified asset for the lease term and is determined as the initial measurement of the lease liability, adjusted for any lease payments made at or before the commencement date, less any lease incentives received, plus any initial direct costs incurred by the Company. By way of practical expedient, the Company elects to account for lease and non-lease components as a single lease component in its consolidated statements of operations and comprehensive income (loss). The Company recognizes the single lease component on a straight-line basis over the term of the lease, and expenses that are non-components of the lease, such as real estate taxes for which the Company is not a direct beneficiary of the arrangement, are expensed in the period in which the obligation for those payments are incurred. Refer to Note 16 for further information about the Company’s current lease for separate corporate space in which it is the lessee.

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

New Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09 “Improvements to Income Tax Disclosures (Topic 740)” (“ASU 2023-09”). The amendments in ASU 2023-09 require additional disclosure with respect to the effective tax rate reconciliation and information on income taxes paid. The amendments in ASU 2023-09 are effective for the Company for annual reporting periods beginning after December 15, 2024. The Company evaluated the impact of ASU 2023-09 on its financial disclosures and has included additional income tax disclosures as applicable in the notes to its consolidated financial statements.

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

In November 2025, the FASB issued Accounting Standards Update No. 2025 - 08, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2025 - 08”). The amendments in ASU 2025 - 08 expand the use of the gross - up approach for the recognition of expected credit losses on certain acquired loans, requiring that loans deemed “purchased seasoned loans” be accounted for similarly to purchased financial assets with credit deterioration at the acquisition date. The amendments are effective for the Company for annual reporting periods beginning after December 15, 2026. The Company is currently evaluating the impact of adopting ASU 2025 - 08 on its consolidated financial statements.

In December 2025, the FASB issued Accounting Standards Update No. 2025 - 11, “Interim Reporting (Topic 270)” (“ASU 2025 - 11”). The amendments in ASU 2025 - 11 clarify which disclosures are required in interim reporting periods and introduce a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments also clarify the types of interim reporting and the form and content of interim financial statements. The amendments are effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting ASU 2025 - 11 on its interim financial statement disclosures.

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

Significant Risks and Uncertainties

Uncertainty Due to Economic Volatility

The Company’s results of operations in the future may be directly or indirectly affected by uncertainties such as the effects of inflation and related volatility in the market. As inflation accelerated rapidly in the first half of 2023, the Federal Reserve increased interest rates a total of four times during 2023 to curb the effects of rising inflation. While the Federal Reserve reduced interest rates by an aggregate of 100-basis points during 2024 and by an aggregate of 75-basis points during 2025, there can be no assurances that interest rates will not rise again, and the Company’s operating costs, including utilities and payroll, may increase as a result of increases in inflation. Rising interest rates cause uncertainty in credit and capital markets which could have material and adverse effects on the Company’s financial condition, results of operations and cash flows. In addition, any tariffs imposed by the current administration or other countries may cause further inflationary pressures in the economy, uncertainty and volatility of debt and equity markets, and a slowdown in the U.S. and global economies. The announced tariffs are likely to increase construction costs and further reduce already constrained new supply starts, which could adversely impact the timing of actual completion and/or stabilization of build-to-rent communities, including potential delays due to supply shortages and labor shortages. The long-term impact of these economic developments will largely depend on any future action by the Federal Reserve, future laws that may be enacted, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets. The Company continues to closely monitor the impact of economic volatility on all aspects of its business.

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

Acquisition of Residential Communities through Delaware Statutory Trusts

The Company acquired the following four properties through separate Delaware statutory trusts (each, a “DST”) to be part of private placement offerings through which interests in each DST are issued to third party accredited investors therein. Refer to Note 9 for further information on the Company’s DST Program.

Amira at Westly – 408-unit residential community located in Tampa, Florida acquired on October 31, 2024 known as Amira at Westly. The purchase price of $103.0 million was funded with (i) a $56.7 million senior loan secured by Amira at Westly, (ii) borrowings of $36.0 million through a credit facility with KeyBank National Association (the “KeyBank Credit Facility”), and (iii) cash of $14.5 million funded by the Company, inclusive of certain adjustments typical in such real estate transactions.

Southern Pines Reserve – 272-unit residential community located in Aberdeen, North Carolina acquired on April 28, 2025 known as Southern Pines Reserve, aka Hawthorne. The purchase price of $56.6 million was funded with (i) a $30.7 million senior loan secured by Southern Pines Reserve, (ii) borrowings of $20.0 million through the KeyBank Credit Facility, and (iii) cash of $8.9 million funded by the Company, inclusive of certain adjustments typical in such real estate transactions.

Skytop Apartments – 361-unit residential community located in Cincinnati, Ohio acquired on September 29, 2025 known as Skytop Apartments. The purchase price of $88.5 million was funded with (i) a $57.5 million senior loan secured by Skytop Apartments, (ii) borrowings of $22.0 million through the KeyBank Credit Facility, and (iii) cash of $13.0 million funded by the Company, inclusive of certain adjustments typical in such real estate transactions.

District at Parkview – 264-unit residential community located in Stone Mountain, Georgia acquired on December 18, 2025 known as District at Parkview. The purchase price of $66.6 million was funded with (i) a $38.6 million senior loan secured by District at Parkview, (ii) cash of $21.3 million funded by the Company, and (iii) cash of $9.7 million funded by an affiliate of Bluerock Homes Manager, LLC, an entity affiliated with the Company, inclusive of certain adjustments typical in such real estate transactions.

Harmony at Clear Creek Development

On September 30, 2025, the Company, through a joint venture with an unaffiliated third party (the “Harmony JV”), in which the Company holds an 85% interest, acquired land located in Shawnee, Kansas for a purchase price of $2.3 million for the development of an approximately 188-unit residential community to be known as Harmony at Clear Creek. In connection with the acquisition and planned development, the Harmony JV entered into a construction loan agreement providing for borrowings of up to $46.5 million. At December 31, 2025, the outstanding balance under the construction loan was negligible and is included in mortgages payable on the Company’s consolidated balance sheets. The interest rate cap associated with the construction loan, and any capitalized interest, is recorded within construction in process on the consolidated balance sheets. The Company accounts for Harmony at Clear Creek as a consolidated investment.

Parkside at Summers Corner

On November 26, 2025, the Company entered into an agreement with an unaffiliated third party to acquire full interest in a total of 100 residential community units in Summerville, South Carolina to be known as Parkside at Summers Corner. Units are to be acquired in tranches as construction is completed, and as of December 31, 2025, the Company had acquired 12 of the total 100 units for an aggregate purchase price of $3.1 million.

Purchase Price Allocation

The real estate acquisitions above have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets based on their estimated fair values at the dates of acquisition.

The following table summarizes the assets acquired and mortgage assumed at the acquisition dates for the Company’s acquisitions made during the years ended December 31, 2025 and 2024 (amounts in thousands):

	Purchase Price Allocation
	2025	2024
Land	$22,762	$38,440
Building	159,168	200,794
Building improvements	5,817	4,861
Land improvements	22,090	20,376
Furniture and fixtures	6,185	4,818
Construction in process	1,002	—
Other intangible assets, net	9,439	5,309
Total assets acquired (1)	$226,463	$274,598

Mortgage assumed	$—	$27,440
Fair value adjustment	—	(3,107)
Total liabilities assumed	$—	$24,333
(1)

For 2025, the $226.5 million of total assets acquired includes $9.4 million of acquisition expenses that have been capitalized as the acquisitions have been accounted for as asset acquisitions. For 2024, the $274.6 million of total assets acquired includes $4.7 million of acquisition expenses that have been capitalized as the acquisitions have been accounted for as asset acquisitions.

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

Sales of Consolidated Operating Units

During 2024, the Company closed on the following sales: 4 units in the ILE portfolio, 11 units in the Indy-Springfield portfolio, 23 units in the Peak JV 2 portfolio, and 60 units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sales agreements. The 98 units were sold for an aggregate of approximately $15.3 million, subject to certain closing costs, prorations and adjustments typical in such real estate transactions. After deducting the paydown of existing mortgage indebtedness encumbering the 4 units in the ILE portfolio of approximately $0.9 million, the sales of the 98 units generated net proceeds of approximately $13.5 million and a gain on sales of approximately $1.8 million. The gain on sales is included in (impairment) and gain on sale of real estate investments, net on the Company’s consolidated statements of operations and comprehensive income (loss).

During 2025, the Company closed on the following sales: 8 units in the Golden Pacific portfolio, 28 units in the ILE portfolio, 19 units in the Indy-Springfield portfolio, 24 units in the Peak JV 2 portfolio, and 48 units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sales agreements. The 127 units were all previously classified as held for sale and sold for an aggregate of approximately $23.5 million, subject to certain closing costs, prorations and adjustments typical in such real estate transactions. After deducting the paydown of existing mortgage indebtedness encumbering 27 units in the ILE portfolio of approximately $4.9 million, the sales of the 127 units generated net proceeds of approximately $16.6 million and a gain on sales of approximately $1.7 million. The gain on sales is included in (impairment) and gain on sale of real estate investments, net on the Company’s consolidated statements of operations and comprehensive income (loss).

Held for Sale

At December 31, 2025 and 2024, the Company classified an aggregate of 107 units and 167 units, respectively, as held for sale on its consolidated balance sheets, with all units reported in the Company’s scattered single-family homes segment. For the years ended December 31, 2025 and 2024, the Company recorded an impairment of $2.1 million and $3.3 million, respectively related to held for sale units which is included in (impairment) and gain on sale of real estate investments, net on its consolidated statements of operations and comprehensive income (loss). The 107 units classified as held for sale at December 31, 2025 are included in the following portfolios: 12 units of Golden Pacific, 27 units of ILE, 18 units of Indy-Springfield, 8 units of Peak JV 2, and all 42 units of Peak JV 3.

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

Note 5 – Investments in Real Estate

As of December 31, 2025, the Company held nineteen consolidated investments and five preferred equity investments. The following tables provide summary information regarding the Company’s consolidated investments and preferred equity investments.

Consolidated Investments

		Number of	Ownership
Operating Investment Name	Location / Market	Units (1)	Interest
Residential Communities
Allure at Southpark	Charlotte, NC	350	98%
Amira at Westly	Tampa, FL	408	(2)
Avenue at Timberlin Park	Jacksonville, FL	200	100%
District at Parkview (3)	Stone Mountain, GA	264	69%
Skytop Apartments (3)	Cincinnati, OH	361	3%
Southern Pines Reserve (3)	Aberdeen, NC	272	22%
Villas at Huffmeister	Houston, TX	294	95%
Wayford at Concord	Concord, NC	150	83%
Yauger Park Villas	Olympia, WA	80	95%
Total Residential Communities Units		2,379

Scattered Single-Family Homes
Ballast	AZ / CO / WA	84	95%
Golden Pacific	IN / KS / MO	161	97%
ILE	TX / SE US	450	95%
Indy-Springfield	IN / MO	304	100%
Peak JV 2	Various / TX	549	100%
Peak JV 3	Dallas-Fort Worth, TX	42	100%
Savannah-84	Savannah, GA	84	100%
Total Scattered Single-Family Homes		1,674
Total Operating Units		4,053

Development / Lease-up Investment Name
Residential Communities
Abode Wendell Falls (4)	Wendell, NC	170	100%
Harmony at Clear Creek (4)	Shawnee, KS	188	85%
Parkside at Summers Corner (5)	Summerville, SC	12	100%
Total Development Units		370
Total Units		4,423
(1)	Total number of units includes an aggregate of 107 units classified as held for sale, with such units included in the following portfolios: 12 units of Golden Pacific, 27 units of ILE, 18 units of Indy-Springfield, 8 units of Peak JV 2, and all 42 units of Peak JV 3.
(2)	Amira at Westly is held through the Company’s DST Program (refer to Note 9 for further information). The Amira at Westly DST has been fully subscribed with equity from individual investors.
(3)	District at Parkview, Skytop Apartments and Southern Pines Reserve are held through the Company’s DST Program.
(4)	Represents a development project with no units delivered as of December 31, 2025.
(5)	Parkside at Summers Corner represents a development project with units to be acquired in tranches as construction is completed. Of the total 100 units that the Company has committed to acquire, 12 units had been acquired as of December 31, 2025.

Depreciation expense was $24.7 million and $17.4 million for the years ended December 31, 2025 and 2024, respectively.

The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all the risks and benefits of ownership of the consolidated real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as a security deposit vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not individually significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of their security deposit. Security deposits received in cash related to tenant leases are included within other accrued liabilities in the accompanying consolidated balance sheets and totaled $2.9 million and $2.4 million as of December 31, 2025 and 2024, respectively, for the Company’s consolidated real estate investments. No individual tenant represents over 10% of the Company’s annualized base rent for the consolidated real estate investments.

Preferred Equity Investments

		Actual /
		Planned
Development Investment Name	Location	Number of Units
Archer at RiverBlue	Asheville, NC	245
Canvas at Wildwood	Wildwood, FL	224
River Ford	Brunswick, GA	170
Sanford Marketplace	Sanford, NC	300
Total Development Units		939

Operating Investment Name (1)
Wayford at Innovation Park	Charlotte, NC	210
Total Operating Units		210
Total Units		1,149

(1)Operating investment represents a stabilized operating property.

Note 6 – Notes and Interest Receivable

Following is a summary of the notes and accrued interest receivable due from loan investments at December 31, 2024 (amounts in thousands). The Company held no loan investments and there were no outstanding interest receivable amounts due to the Company at December 31, 2025.

Investment Name	2024
Notes Receivable (1)
Wayford at Pringle	$22,300
Willow Park	9,400
Total notes receivable	$31,700

Accrued Interest Receivable (1)
Wayford at Pringle	$419
Willow Park	51
Total accrued interest receivable	$470
Total notes and accrued interest receivable	$32,170
Allowance for credit losses	(103)
Total, net	$32,067
(1)

In February and May 2025, the Company’s loan investments in Wayford at Pringle and Willow Park were paid off in full, respectively, including any accrued but unpaid interest amounts. Refer to Loan Investment Summary disclosure below for further information.

Allowance for Credit Losses

The allowance for credit losses of the Company’s loan investments at December 31, 2025 and 2024 are summarized in the table below (amounts in thousands):

	2025	2024
Beginning balances, net as of January 1, 2025 and 2024, respectively	$103	$16
(Recovery of) provision for credit losses on pool of assets, net (1)	(103)	87
Allowance for credit losses, end of period	$—	$103
(1)	Under CECL, a provision for, or recovery of, credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The recovery of credit losses during the year ended December 31, 2025 was attributable to the removal of the two remaining investments from the pool of assets.

Following is a summary of the interest income from loan investments for the years ended December 31, 2025 and 2024 (amounts in thousands):

Investment Name	2025	2024
The Woods at Forest Hill (1)	$—	$254
Wayford at Pringle (2)	327	849
Willow Park (2)	271	527
Total	$598	$1,630
(1)	In August 2024, the Company’s loan investment in The Woods at Forest Hill was paid off in full.
(2)	In February and May 2025, the Company’s loan investments in Wayford at Pringle and Willow Park were paid off in full, respectively, including any accrued but unpaid interest amounts.

Loan Investment Summary

During the year ended December 31, 2025, the Company’s two remaining loan investments were paid off in full, including any accrued but unpaid interest amounts, as follows: (i) Wayford at Pringle in the aggregate amount of $23.0 million, which included the Company’s principal investment of $22.3 million and accrued interest of $0.7 million, and (ii) Willow Park in the aggregate amount of $9.4 million, which included the Company’s principal investment of $9.4 million and a negligible amount of accrued interest.

Note 7 – Investment in Unconsolidated Real Estate Fund

At December 31, 2025, the Company, through a wholly-owned subsidiary of the Operating Partnership, had one investment in an unconsolidated real estate fund which is accounted for under the equity method. The Company earns a return on its investment which is recognized on a one-quarter lag and is recorded in share of net earnings of equity method investment on its consolidated statement of operations and comprehensive income (loss).

The carrying amount of the Company’s investment in the unconsolidated real estate fund at December 31, 2025 is summarized below (amounts in thousands). The Company held no investments in unconsolidated real estate funds at December 31, 2024.

	Company Ownership	December 31,
Investment Name	Percentage (1)	2025
Marble Capital Income and Impact Fund, LP (2)	11.6%	$25,692
Total		$25,692
(1)	Represents the Company’s ownership percentage at December 31, 2025.
(2)	The Company accounts for its investment in the Marble Capital Income and Impact Fund, LP under the equity method as the Company considers its degree of influence to be significant.

Summary combined financial information for the Company’s investment in the unconsolidated real estate fund at September 30, 2025, and for the three and nine months ended September 30, 2025, is summarized below (amounts in thousands):

September 30,
Balance Sheet	2025
Investments	$216,733
Cash and cash equivalents	2,095
Receivables and other assets	3,316
Total assets	$222,144

Liabilities	$2,777
Partners’ capital	219,264
Non-controlling interest	103
Total liabilities and partners’ capital	$222,144

Nine Months Ended
Operating Statement	September 30, 2025
Investment income	$8,067
Expenses	(1,518)
Net investment income	6,549

Net unrealized gain on investments	7,774
Net increase in partners’ capital	$14,323

Unconsolidated Real Estate Fund Investment Summary

On April 25, 2025, the Company closed on the acquisition of a limited partnership interest in Marble Capital Income and Impact Fund, LP (the “Marble Fund”) for a purchase price of $25.0 million. The Marble Fund owns a diversified portfolio of multifamily assets and build-to-rent multifamily investments located in the United States.

Note 8 – Preferred Equity Investments

At December 31, 2025, the Company, through wholly-owned subsidiaries of the Operating Partnership, had entered into five joint venture agreements for preferred equity investments which are classified as available-for-sale debt securities. The Company earns a fixed return on these investments which is included within income from preferred equity investments on its consolidated statements of operations and comprehensive income (loss). Each joint venture’s purpose is to develop or operate a portfolio of residential units.

The carrying amount of the Company’s preferred equity investments at December 31, 2025 and 2024 is summarized in the table below (amounts in thousands):

Investment Name	2025	2024
Archer at RiverBlue (1)	$—	$—
Canvas at Wildwood	9,862	1,928
Chandler (2)	—	15,000
Indigo Cove (3)	—	3,581
River Ford	5,391	3,788
Sanford Marketplace	5,044	—
The Cottages at Myrtle Beach (2)	—	17,913
The Cottages of Port St. Lucie (2)	—	18,785
Wayford at Innovation Park	15,400	13,400
Wayford at Pringle (3)	—	7,800
Total	$35,697	$82,195
Gross unrealized gain (loss), net	41	(527)
Total, net	$35,738	$81,668
(1)	In December 2025, the Company entered into a joint venture agreement and made a commitment to invest capital for preferred equity interests in Archer at RiverBlue. No capital had been funded as of December 31, 2025. Refer to the Preferred Equity Investment Summary disclosure below for further information.
(2)	The Company’s preferred equity investments in Chandler, The Cottages at Myrtle Beach and The Cottages of Port St. Lucie were fully redeemed in November, April and July of 2025, respectively. Refer to the Preferred Equity Investment Summary disclosure below for further information.
(3)	In April 2025, the Company’s preferred equity interests in Indigo Cove and Wayford at Pringle were sold. Refer to the Preferred Equity Investment Summary disclosure below for further information.

The following table summarizes the net carrying amount and fair value of the Company’s preferred equity investments, which are classified as available-for-sale debt securities, by contractual maturity at December 31, 2025 (amounts in thousands):

	Available-for-sale
	Net carrying amount	Fair value
Due within one year	$20,748	$20,748
Due after one year through three years	14,990	14,990
Total	$35,738	$35,738

The following table summarizes the Company’s income from preferred equity investments for the years ended December 31, 2025 and 2024 (amounts in thousands):

Investment Name	2025	2024
Archer at RiverBlue (1)	$—	$—
Canvas at Wildwood	886	17
Chandler (2)	1,806	2,060
Indigo Cove (3)	200	256
Peak Housing (4)	—	523
River Ford	903	44
Sanford Marketplace	226	—
The Cottages at Myrtle Beach (2)	815	2,641
The Cottages of Port St. Lucie (2)	1,552	2,770
The Woods at Forest Hill (4)	—	861
Wayford at Innovation Park	1,993	1,702
Wayford at Pringle (3)	378	1,063
Total income from preferred equity investments (5)	$8,759	$11,937
(1)	In December 2025, the Company entered into a joint venture agreement and made a commitment to invest capital for preferred equity interests in Archer at RiverBlue. No capital had been funded as of December 31, 2025.
(2)	The Company’s preferred equity investments in Chandler, The Cottages at Myrtle Beach and The Cottages of Port St. Lucie were fully redeemed in November, April and July of 2025, respectively.
(3)	In April 2025, the Company’s preferred equity interests in Indigo Cove and Wayford at Pringle were sold.
(4)	The Company’s preferred equity investments in Peak Housing and The Woods at Forest Hill were fully redeemed in September 2024 and November 2024, respectively.
(5)	Total income from preferred equity investments includes both current and accrued income amounts. For the years ended December 31, 2025 and 2024, the accrued portion of the total income was $4.0 million and $10.6 million, respectively. At December 31, 2025 and 2024, the Company had $7.9 million and $23.3 million, respectively, of total accrued preferred equity income, which is recorded in accounts receivable, prepaids and other assets, net on its consolidated balance sheets.

Preferred Equity Investment Summary

During the year ended December 31, 2025, the Company’s preferred equity investment activity was as follows: (i) it increased its original capital commitment for preferred equity interests in Wayford at Innovation Park by $2.0 million, increasing its total investment to $15.4 million, and (ii) it entered into two separate joint venture agreements with unaffiliated third parties and made commitments to invest up to (a) $16.2 million for preferred equity interests in the development of an approximately 300- unit residential community located in Sanford, North Carolina known as Sanford Marketplace, and (b) $9.5 million for preferred equity interests in the development of an approximately 245-unit residential community located in Asheville, North Carolina known as Archer at RiverBlue.

In addition, the Company had its preferred equity investments in three separate joint ventures with unaffiliated third parties fully redeemed as follows: (i) The Cottages at Myrtle Beach redeemed in the aggregate amount of $28.1 million, which included the Company’s principal investment of $17.9 million, and accrued preferred return and outstanding amounts of $10.2 million, (ii) The Cottages of Port St. Lucie redeemed in the aggregate amount of $30.0 million, which included the Company’s principal investment of $18.8 million, and accrued preferred return and outstanding amounts of $11.2 million, and (iii) Chandler redeemed in the aggregate amount of $19.6 million, which included the Company’s principal investment of $15.0 million, and accrued preferred return and outstanding amounts of $4.6 million.

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

As of December 31, 2025, the Company had funded $20.3 million of its $47.3 million aggregate commitment to fund capital for preferred equity interests in Archer at RiverBlue, Canvas at Wildwood, River Ford, and Sanford Marketplace.

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

The following table summarizes the Company’s offerings in its DST Program as of December 31, 2025 (amounts in thousands):

		Net Offering Proceeds	Net Real Estate
Investment	Location	Raised	Investments
Amira at Westly (1)	Tampa, FL	$59,812	$102,069
District at Parkview (2)	Stone Mountain, GA	—	67,664
Skytop Apartments	Cincinnati, OH	40,088	83,566
Southern Pines Reserve	Aberdeen, NC	26,833	57,009
Total		$126,733	$310,308
(1)	The Amira at Westly DST has been fully subscribed with equity from individual investors.
(2)	District at Parkview was acquired on December 18, 2025.

Note 10 — Revolving Credit Facilities

The outstanding balances on the revolving credit facilities at December 31, 2024 were as follows (amounts in thousands). At December 31, 2025, the KeyBank Credit Facility had no outstanding balance and the Amended DB Credit Facility was amended and restated (refer to below for further information).

Revolving Credit Facilities	2024
KeyBank Credit Facility	$36,000
Amended DB Credit Facility	85,000
Total	$121,000

Amended Deutsche Bank Credit Facility (“Amended DB Credit Facility”)

In December 2023, certain of the Company’s subsidiaries entered into an amended and restated credit facility (the “Amended DB Credit Facility”) with Deutsche Bank Securities Inc. (“Deutsche Bank”), as sole lead arranger, Deutsche Bank AG, New York Branch, as administrative agent, the financial institutions party thereto as lenders and Computershare Trust Company, N.A., as paying agent and calculation agent, and the Company as a guarantor. The Amended DB Credit Facility provided for a revolving loan with a maximum commitment amount of $150 million. Borrowings under the Amended DB Credit Facility were limited to financings related to the acquisition, renovation, rehabilitation, maintenance and leasing of single-family residential units in the Indy-Springfield, Peak JV 2 and Savannah-84 portfolios. Borrowings under the Amended DB Credit Facility bore interest on the amount drawn at Term Secured Overnight Financing Rate (“SOFR”) plus 2.80%, and borrowings could be prepaid without premium or penalty. On April 4, 2025, the Company entered into an amended and restated agreement with Deutsche Bank that replaced the Amended DB Credit Facility with a senior loan (the “DB Loan” – refer to Note 11 for further information).

KeyBank Credit Facility

In October 2024, the Company, through a subsidiary of its Operating Partnership, entered into a credit agreement with KeyBank National Association (the “KeyBank Credit Facility”) related to the Company’s DST Program. The KeyBank Credit Facility provides for a revolving loan with a maximum commitment amount of $50 million. The Company has provided a guarantee on any outstanding balance and up to the full commitment and has pledged interests in certain assets as collateral. Borrowings under the KeyBank Credit Facility bear interest per annum, at the Company’s option, at SOFR (Daily Simple or Term) plus 3.60% or the base rate plus 2.50% (base rate determined by reference to the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) Adjusted Term SOFR for a one-month interest period plus 1.00%), and borrowings can be prepaid without premium or penalty. The Company pays a fee on the unused portion of the KeyBank Credit Facility at an annual rate of 0.30%. The KeyBank Credit Facility matures on October 25, 2026; however, borrowings under the KeyBank Credit Facility mature one-year from the date of funding, subject to certain minimum paydowns, and timing of such paydowns, pursuant to the terms of the KeyBank Credit Facility. The KeyBank Credit Facility contains certain financial and operating covenants, including maximum leverage ratio, minimum debt service coverage ratio and minimum tangible net worth. At December 31, 2025, the KeyBank Credit Facility was fully paid down with no outstanding balance.

Note 11 – Mortgages Payable

The following table summarizes certain information at December 31, 2025 and 2024 with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of December 31, 2025
	December 31,	December 31,		Interest-only
Property	2025	2024	Interest Rate	through date	Maturity Date
Fixed Rate:
Allure at Southpark	$55,166	$55,166	5.58%	Interest-only	January 1, 2030
Amira at Westly	56,650	56,650	4.81%	Interest-only	November 1, 2034
Avenue at Timberlin Park	23,660	23,660	5.47%	August 2027	August 1, 2029
District at Parkview	38,625	—	5.18%	Interest-only	January 1, 2036
ILE (1)	23,096	27,748	4.14%	(2)	(1)
Skytop Apartments	57,525	—	4.98%	Interest-only	October 1, 2035
Southern Pines Reserve	30,739	—	5.13%	Interest-only	May 1, 2035
Villas at Huffmeister	26,846	27,357	3.56%	(2)	October 1, 2029
Yauger Park Villas (3)	13,720	14,044	4.86%	(2)	April 1, 2026
Total Fixed Rate	$326,027	$204,625

Floating Rate:
DB Loan (4)	$60,000	$—	5.45%	Interest-only	October 4, 2027
Harmony at Clear Creek (5)	1	—	6.91%	Interest-only	September 30, 2028
ILE (6)	21,782	23,000	6.69%	Interest-only	October 1, 2027
Wayford at Concord (7)	32,973	32,973	4.73%	May 2027	May 1, 2029
Total Floating Rate	$114,756	$55,973
Total	$440,783	$260,598
Fair value adjustments	(2,075)	(2,400)
Deferred financing costs, net	(10,316)	(5,416)
Total mortgages payable	$428,392	$252,782
(1)	ILE’s fixed rate debt represents the aggregate debt outstanding across three separate credit agreements. Of the outstanding balance, one credit agreement (“CA1”) has a balance of $3.4 million at a fixed rate of 3.50%, the second credit agreement (“CA2”) has a balance of $15.3 million at a fixed rate of 3.75%, and the third credit agreement (“CA3”) has a balance of $4.4 million at a fixed rate of 6.00%. CA1 and CA3 each bear interest at a floating rate that is subject to an interest rate swap to effectuate a fixed rate; refer to Note 13 for further information. CA1 and CA2 both mature in 2026; CA3 matures in 2028. The ILE credit agreements contain certain financial and operating covenants, including minimum liquidity and minimum debt service coverage.
(2)	The loan requires monthly payments of principal and interest.
(3)	The principal balance includes a $9.5 million senior loan at a fixed rate of 4.81% and a $4.2 million supplemental loan at a fixed rate of 4.96%.
(4)	The Deutsche Bank loan (“DB Loan”) bears interest at one-month Term SOFR plus 2.95%. In December 2025, the one-month Term SOFR in effect for this loan was 3.87%. The Term SOFR rate is subject to a 2.50% rate cap through April 2026; refer to Note 13 for further information. The DB Loan contains certain financial and operating covenants, including maximum leverage, minimum debt yield and minimum debt service coverage.
(5)	Represents a construction loan with a maximum commitment of $46.5 million. At December 31, 2025, a negligible amount was drawn on the loan.

(6)	The ILE loan bears interest at one-month Term SOFR plus 2.85%, subject to a 6.50% rate floor, and contains a minimum debt service coverage covenant. In December 2025, the one-month Term SOFR in effect for this loan was 3.84%.
(7)	The Wayford at Concord loan bears interest at the 30-day average SOFR plus 2.23%. In December 2025, the 30-day average SOFR in effect for this loan was 4.00%. SOFR rate is subject to a 2.50% rate cap through April 2027; refer to Note 13 for further information.

Deferred financing costs

Costs incurred in obtaining long-term financing are amortized on a straight-line basis to interest expense over the terms of the related financing agreements, as applicable, which approximates the effective interest method. Amortization of deferred financing costs, including amounts related to the revolving credit facilities (refer to Note 10 for further information), for the years ended December 31, 2025 and 2024 was $2.3 million and $1.6 million, respectively.

Fair value adjustments of debt

The Company records a fair value adjustment based upon the fair value of the loans on the date they were assumed in conjunction with acquisitions. The fair value adjustments are being amortized to interest expense over the remaining life of the loans. Amortization of fair value adjustments for the years ended December 31, 2025 and 2024 was $0.3 million and $0.1 million, respectively.

Loss on Extinguishment of Debt and Debt Modification Costs

Upon repayment of or in conjunction with a material change (i.e. a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes-off any unamortized deferred financing costs and fair market value adjustments related to the original debt that was extinguished. Prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized are also included within loss on extinguishment of debt and debt modification costs on the consolidated statements of operations and comprehensive income (loss). The Company had a negligible amount of loss on extinguishment of debt and no debt modification costs during the year ended December 31, 2025. The Company had $0.2 million of loss on extinguishment of debt costs and no debt modification costs during the year ended December 31, 2024.

Debt maturities

The following table summarizes the Company’s contractual principal payments of its borrowings at December 31, 2025 for the five subsequent years and thereafter (amounts in thousands):

Year	Total
2026	$33,036
2027	82,889
2028	5,703
2029	80,450
2030	55,166
Thereafter	183,539
$440,783
Add: Unamortized fair value debt adjustment	(2,075)
Subtract: Deferred financing costs, net	(10,316)
Total	$428,392

The net book value of real estate assets providing collateral for these above borrowings was $780.4 million at December 31, 2025.

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

Fair Value of Financial Instruments

At December 31, 2025 and 2024, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due from and due to affiliates, revolving credit facilities, accounts payable, other accrued liabilities, and distributions payable approximate fair value based on their highly liquid nature and/or short-term maturities and are classified in Level 1 of the fair value hierarchy. The carrying values of notes receivable approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

At December 31, 2025, the fair value of the Marble Fund is based upon the net asset value reported within the Marble Fund’s financial information. This financial information represents market prices within an inactive market as the Marble Fund prices units based on the net asset value of the fund. Entrants to the fund are priced based upon the current net asset value of the fund at the time of investment. As such, the carrying value of the Marble Fund approximates fair value, and the financial information used to determine the fair value of the Company’s investment in the Marble Fund represents market-corroborated inputs of the asset, which is considered a Level 2 input within the fair value hierarchy. The Company held no investments in unconsolidated real estate funds at December 31, 2024. Refer to Note 7 for further information on the Marble Fund.

As of December 31, 2025 and 2024, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $436.4 million and $250.2 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $438.7 million and $258.2 million, respectively. The fair value of mortgages payable is estimated based on interest rates obtained from a third party for similar types of borrowing arrangements and accordingly, the fair value of mortgages payable is classified in Level 2 of the fair value hierarchy.

The carrying values and fair values of the Company’s financial instruments recorded at fair value on a recurring basis at December 31, 2025 and 2024 are summarized in the table below (amounts in thousands):

		December 31, 2025		December 31, 2024
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Preferred equity investments (1)	Level 3	$35,738	$35,738	$81,668	$81,668
Derivative financial instruments (2)	Level 2	679	679	1,220	1,220

(1)	Represents the Company’s preferred equity investments which are classified as available-for-sale (“AFS”) debt securities (refer to Note 8 for further information). The Company measures the fair value of its AFS preferred equity investments utilizing observable and unobservable market inputs. The observable market inputs include recent transactions and broker quotes (“market data”). However, given the implied price dispersion amongst the market data, the fair value determination for the AFS preferred equity investments has also utilized significant unobservable inputs in discounted cash flow models based on recent performance of the collateral, the underlying collateral characteristics, industry trends as well as expectations of macroeconomic events. At each measurement date, the Company considers both the observable and unobservable valuation inputs in the determination of fair value. However, given the significance of the unobservable inputs, the fair values of AFS preferred equity investments are classified in Level 3 of the fair value hierarchy.
(2)	The estimated fair values of derivative financial instruments are valued using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and volatility. The fair value of interest rate caps is determined using the market-standard methodology of discounting the future expected cash receipts which would occur if floating interest rates rise above the strike rate of the caps. The floating interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The fair value of interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The inputs used in the valuation of interest rate caps and swaps fall within Level 2 of the fair value hierarchy.

The Company’s operating units classified as held for sale for which it has recorded impairments, measured at fair value on a non-recurring basis, for the years ended December 31, 2025 and 2024 are summarized in the table below (amounts in thousands). The units classified as held for sale are all reported in the Company’s scattered single-family homes segment.

Investment in operating units classified as held for sale (Level 3)	2025	2024
Pre-impairment amount	$14,117	$13,631
Total impairments (1)	(1,921)	(2,541)
Fair value (2)	$12,196	$11,090
(1)	Impairment amounts are included in (impairment) and gain on sale of real estate investments, net on the Company’s consolidated statements of operations and comprehensive income (loss).
(2)	Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on the Company’s consolidated balance sheets. The estimated fair value is based on historical sales experience, discussions with third-party brokers, and current market conditions.

Fair Value Measurements on a Nonrecurring Basis

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its operating real estate and related intangible assets may not be recoverable. If the Company does not believe that it will be able to recover the carrying value of operating real estate and related intangible assets, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the operating real estate and related intangible assets. Fair value is determined by using valuation techniques appropriate to the specific operating asset, which may include discounted cash flow analysis or a broker’s opinion of value. These valuation methods utilize inputs that fall within Level 3 of the fair value hierarchy. During the year ended December 31, 2025, the Company recognized an impairment loss of approximately $3.8 million related to its Peak JV 2 portfolio, which is included in the Company’s scattered single-family homes segment. Of the total impairment loss, approximately $3.5 million was attributable to a revised hold period assessment for 75 units within the portfolio that are now expected to be sold in the near term. The remaining $0.3 million impairment was driven by deterioration in submarket conditions. During 2024, the Lubbock, Texas submarket experienced deterioration, and as a result, we recorded a $1.4 million impairment loss on the Peak JV 2 portfolio as of December 31, 2024. The impairment losses for 2025 and 2024 are recorded within (impairment) and gain on sale of real estate investments, net on the Company’s consolidated statements of operations and comprehensive income (loss).

The Company’s operating units for which it has recorded impairments, measured at fair value on a non-recurring basis, for the years ended December 31, 2025 and 2024 are summarized in the table below (amounts in thousands). The operating units for which the Company has recorded impairment losses are all reported in the Company’s scattered single-family homes segment.

	2025	2024
Investment in operating units (Level 3)
Pre-impairment amount	$12,875	$3,507
Total impairments (1)	(3,792)	(1,375)
Fair value (2)	$9,083	$2,132
(1)	Impairment amounts are included in (impairment) and gain on sale of real estate investments, net on the Company’s consolidated statements of operations and comprehensive income (loss).
(2)	Operating real estate assets for which the Company has recorded impairment losses are reported at the lower of their carrying value or estimated fair value and are included within total net operating real estate investments on the Company’s consolidated balance sheets. The estimated fair value is based on estimates obtained from third-party brokers and current market conditions.

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

At December 31, 2025, the Company had interest rate caps and swaps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying interest rate for $100.7 million of the Company’s debt. The following table summarizes the Company’s derivative financial instruments at December 31, 2025 ($ in thousands):

	Interest Rate Caps	Interest Rate Swaps
Notional balance	$139,493	$10,438
Number of instruments	3	2
Earliest maturity date	May 2026	March 2026
Latest maturity date	October 2027	August 2028

The table below presents the classification and fair value of the Company’s derivative financial instruments on its consolidated balance sheets at December 31, 2025 and 2024 (amounts in thousands):

Derivatives not designated as hedging		Fair Values of Derivative
instruments under ASC 815-20	Balance Sheet Location	Instruments
		2025	2024
Interest rate caps	Accounts receivable, prepaids and other assets	$616	$857
Interest rate swaps	Accounts receivable, prepaids and other assets	63	363

The table below presents the classification and effect of the Company’s derivative financial instruments on its consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2025 and 2024 (amounts in thousands):

		The Effect of Derivative Instruments
Derivatives not designated as hedging	Location of Loss	on the Statements of Operations
instruments under ASC 815-20	Recognized in Income	and Comprehensive Income (Loss)
		2025	2024
Interest rate caps	Interest expense, net	$(1,805)	$(3,765)
Interest rate swaps	Interest expense, net	(300)	(120)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

Note 14 – Related Party Transactions

Management Agreement with the Manager

In October 2022, the Company entered into a management agreement (the “Management Agreement”) with the Operating Partnership and Bluerock Homes Manager, LLC (the “Manager”) pursuant to which the Manager provides for the day-to-day management of the Company’s operations. Pursuant to the terms of the Management Agreement, the Manager provides the Company with a management team and appropriate support personnel to provide such management services to the Company. The Management Agreement requires the Manager to manage the Company’s business affairs under the supervision and direction of the Company’s board of directors (the “Board”). Specifically, the Manager is responsible for (i) the selection, purchase and sale of the Company’s portfolio investments, (ii) the Company’s financing activities, and (iii) providing the Company with advisory services, in each case in conformity with the investment guidelines and other policies approved and monitored by its Board. The Management Agreement expires on October 6, 2026 and will be automatically renewed for a one-year term on each anniversary date thereafter unless earlier terminated or not renewed in accordance with the terms thereof.

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

For the year ended December 31, 2025, the Company recorded an aggregate base management fee of $10.5 million, of which $0.8 million was, or shall be, paid in C-LTIP Units, with the remainder of the fee paid in cash. For the year ended December 31, 2024, the Company recorded an aggregate base management fee of $9.1 million, of which $3.6 million was paid in C-LTIP Units, with the remainder of the fee paid in cash. There have been no incentive fee expenses incurred during the years ended December 31, 2025 and 2024.

For the years ended December 31, 2025 and 2024, the Company recorded operating expense reimbursements of $4.0 million and $4.4 million, respectively. Commencing with operating expense reimbursements for the first quarter 2024, the Company paid the operating expense reimbursement to the Manager entirely in cash. In addition, for the years ended December 31, 2025 and 2024, the Company recorded direct expense reimbursements of $0.6 million and $0.4 million, respectively, which were, or shall be, paid to the Manager in cash. Both the operating and direct expense reimbursements were recorded as part of general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss).

The table below presents the related party amounts payable to the Manager at December 31, 2025 and 2024 pursuant to the terms of the Management Agreement (amounts in thousands). The Company records these payables in due to affiliates on its consolidated balance sheets.

Amounts payable to the Manager under the Management Agreement	2025	2024
Base management fee	$2,682	$2,490
Operating and direct expense reimbursements	1,206	1,224
Offering expense reimbursements	97	148
Total amounts payable to the Manager	$3,985	$3,862

DST Program

Acquisition Fees

The Company, through consolidated subsidiaries associated with its DST Program, incurs a one-time acquisition fee for each DST private placement offering. During the years ended December 31, 2025 and 2024, the Company incurred one-time acquisition fees of $5.3 million and $2.1 million, respectively. Refer to Note 9 for further information on the Company’s DST Program.

Asset Management Fees

The Company engaged a related party as the DST asset manager to provide certain management services and oversee the performance of the property manager. The Company has agreed to pay an asset management fee equal to a stated percentage per annum of the purchase price of each property in the DST Program. During the years ended December 31, 2025 and 2024, the Company incurred asset management fees related to the DST Program of $0.3 million and $0.04 million, respectively, which are recorded within property management and asset management fees on the Company’s consolidated statements of operations and comprehensive income (loss).

The table below presents amounts payable to related parties at December 31, 2025 and 2024 (amounts in thousands) related to the Company’s DST Program. The Company records these payables in due to affiliates on its consolidated balance sheets.

Amounts payable to related parties – DST Program	2025	2024
One-time acquisition fees	$5,293	$2,060
Asset management fees	317	35
Other	—	23
Total amounts payable to related parties – DST Program	$5,610	$2,118

District at Parkview DST

In December 2025, the Company, through a DST, acquired District at Parkview to be included in its DST Program. The purchase price of District at Parkview, inclusive of certain adjustments typical in such real estate transactions, was funded by (i) a senior loan secured by the property, (ii) cash funded by the Company, and (iii) cash funded by Bluerock Real Estate Holdings, LLC, an affiliate of the Manager. Refer to Note 3 for further information.

Unconsolidated Real Estate Fund

The Company’s investment in the Marble Fund, which is an unconsolidated real estate fund (refer to Note 7 for further information), is accounted for under the equity method as the Company considers its degree of influence to be significant. As such, the Company’s investment in the Marble Fund is considered a related party investment. The Company earns a return on its investment which is recognized on a one-quarter lag and is recorded in share of net earnings of equity method investment on its consolidated statements of operations and comprehensive income (loss). At December 31, 2025, the Company had $0.2 million of related party amounts payable to the Marble Fund pertaining to carried interest. The Company records these payables in due to affiliates on its consolidated balance sheets. The Company held no investments in unconsolidated real estate funds at December 31, 2024.

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

The table below presents the related party amounts receivable from BREH at December 31, 2025 and 2024 pursuant to the terms of the Leasehold Cost-Sharing Agreement (amounts in thousands). The Company records these receivables in due from affiliates on its consolidated balance sheets.

Amounts receivable from BREH under the Leasehold Cost-Sharing Agreement	2025	2024
Capital improvement cost reimbursements	$621	$925
Operating and direct expense reimbursements	32	124
Total amounts receivable from BREH	$653	$1,049

At December 31, 2025 and 2024, the Company had no other receivables due from related parties.

Harmony at Clear Creek Development

In connection with the Harmony at Clear Creek land acquisition that occurred on September 30, 2025 (refer to Note 3 for further information), the Harmony JV entered into a joint venture agreement with BTR Preferred Investments, LLC (“BTR Preferred”), an entity that includes an affiliate of the Manager, in which BTR Preferred committed to fund up to $16.8 million of preferred equity interests in the Harmony at Clear Creek development. At December 31, 2025, BTR Preferred had not funded any of the committed amount.

Archer at RiverBlue

In December 2025, the Company entered into a joint venture agreement with two unaffiliated third parties to develop Archer at RiverBlue (refer to Note 8 for further information). The Company and one joint venture partner will each hold preferred equity interests in Archer at RiverBlue, and the remaining joint venture partner will hold the common equity interests. Per the terms of the joint venture agreement, the common equity partner is obligated to pay a facilitation fee in an amount equal to $570K to Bluerock Enterprise Holdings, LP, an affiliate of the Manager, for consulting services to be provided to the common equity partner.

Preferred Equity Investments

During 2025, the Company sold its preferred equity interests in Indigo Cove and Wayford at Pringle to a joint venture, with such joint venture including an affiliate of the Manager. Refer to Note 8 for further information.

Selling Commissions and Dealer Manager Fees

The Company engaged Bluerock Capital Markets, LLC, an affiliate of the Manager, as dealer manager for offerings in its DST Program and the offering of its Series A Preferred Stock. For offerings in its DST Program, the Company pays up to 8.65% of the gross offering proceeds from the offerings as selling commissions and dealer manager fees. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers. For its offering of the Series A Preferred Stock (refer to Note 15 for further information), Company’s pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company. For the year ended December 31, 2025, the Company incurred $3.0 million in selling commissions and discounts and $1.3 million in dealer manager fees and discounts related to its offering of Series A Preferred Stock. In addition, the Manager was, or shall be, reimbursed for offering costs of $1.2 million in conjunction with the offering of Series A Preferred Stock during the year ended December 31, 2025. The selling commissions, dealer manager fees, discounts and reimbursements for offering costs were recorded as a reduction to the proceeds of the offering.

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

The following table reconciles the components of basic and diluted net loss per common share for the years ended December 31, 2025 and 2024 (amounts in thousands, except share and per share amounts):

	2025	2024
Net loss	$(32,598)	$(12,091)
Less preferred stock dividends	(9,203)	(4,022)
Less preferred stock accretion	(4,538)	(244)
Less dividends on restricted stock and LTIP Units expected to vest	(263)	—
Addback net loss attributable to noncontrolling interests	34,848	12,123
Net loss attributable to common stockholders	$(11,754)	$(4,234)

Weighted average common shares outstanding (1)	3,889,301	3,856,162
Potential dilutive shares (2)	—	—
Weighted average common shares outstanding and potential dilutive shares (1)	3,889,301	3,856,162

Net loss per common share, basic	$(3.02)	$(1.10)
Net loss per common share, diluted	$(3.02)	$(1.10)
(1)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.

(2)	For the years ended December 31, 2025 and 2024, the diluted shares calculations exclude the following as the effects are antidilutive: (i) the potential vesting of restricted Class A common stock of 7,208 shares and 5,288 shares, respectively, and (ii) the potential conversion of the Series A Preferred Stock into Class A common stock of 11,190,214 shares and 3,310,998 shares, respectively.

The effect of the conversion of OP Units, which are exchangeable for Class A common stock on a one-for-one basis, and LTIP Units are not reflected in the computation of basic and diluted earnings per share. The income allocable to OP Units is allocated on this same basis and reflected as noncontrolling interests in the accompanying consolidated financial statements. As such, the assumed conversion of these OP Units would have no net impact on the determination of diluted earnings per share.

Series A Redeemable Preferred Stock

The 6.0% Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) ranks senior to all classes of the Company’s common stock and on parity with the Series B Redeemable Preferred Stock. The Series A Preferred Stock is entitled, when and as authorized by the Board and declared by the Company out of legally available funds, to priority cumulative dividends at an annual rate of 6.0% of the stated value of $25.00 per share (the “Stated Value”) to be paid monthly, in arrears. Holders may, at their option, elect to have the Company redeem their shares through the first year from issuance subject to a 12% redemption fee. After year one, the redemption fee decreases to 9%, after year two it decreases to 6%, after year three it decreases to 3%, and after year four there is no redemption fee. Any redeemed shares are entitled to any accrued but unpaid dividends at the time of the redemption, payable by the Company, at its option, in either cash or in equal value of shares of its Class A common stock. The Company has the right to redeem the Series A Preferred Stock beginning two years from the original issuance for the Stated Value, plus any accrued and unpaid dividends, in either cash or in equal value of shares of its Class A common stock, at the Company’s option, with the number of shares of Class A common stock issued for redemption (if any) based on the closing price per share of the Class A common stock for the single trading day prior to the date of redemption.

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

At the date of issuance, the carrying amount of the Series A Preferred Stock is less than the redemption value. As a result of the Company’s determination that holder redemption is probable, the carrying value will be increased by periodic accretions so that the carrying value will equal the redemption value net of early redemption fees at the earliest redemption date. As of December 31, 2025, the Company had recorded a total of $4.8 million of accretion related to the Series A Preferred Stock.

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

During the year ended December 31, 2025, the Company issued 1,704,028 shares of Series A Preferred Stock at the Stated Value under its continuous registered offering with net proceeds of approximately $36.5 million after commissions, dealer manager fees and sales discounts, and costs related to establishing the offering of Series A Preferred Stock. As of December 31, 2025, the Company had issued a total of 6,337,313 shares of Series A Preferred Stock with total net proceeds of approximately $137.6 million after commissions, dealer manager fees, sales discounts and offering costs. Additionally, as of December 31, 2025, the Company, at the request of holders, had redeemed a total of 10,960 shares of Series A Preferred Stock through the issuance of 18,653 shares of Class A common stock and redeemed a total of 37,650 shares of Series A Preferred Stock for $0.9 million in cash.

Series B Redeemable Preferred Stock

On December 10, 2025, the Securities and Exchange Commission (the “SEC”) declared effective the Company’s registration statement on Form S-11 (File No. 333-290772) (the “2025 Registration Statement”). On December 11, 2025, the Company filed a prospectus supplement to the 2025 Registration Statement offering a maximum of 14,000,000 shares of 7.5% Series B Redeemable Preferred Stock (the “Series B Preferred Stock”) at $25.00 per share, for a maximum offering amount of $350 million in Series B Preferred Stock.

The Series B Preferred Stock ranks senior to all classes of the Company’s common stock and on parity with the Series A Preferred Stock. The Series B Preferred Stock is entitled, when and as authorized by the Board and declared by the Company out of legally available funds, to priority cumulative dividends at an annual rate of 7.5% of the stated value of $25.00 per share to be paid monthly, in arrears. Holders may, at their option, elect to have the Company redeem their shares through the first year from issuance subject to a 12% redemption fee. After year one, the redemption fee decreases to 9%, after year two it decreases to 6%, after year three it decreases to 3%, and after year four there is no redemption fee. Any redeemed shares are entitled to any accrued but unpaid dividends at the time of the redemption, payable by the Company, at its option, in either cash or in equal value of shares of its Class A common stock. The Company has the right to redeem the Series B Preferred Stock beginning two years from the original issuance for the stated value of $25.00 per share, plus any accrued and unpaid dividends, in either cash or in equal value of shares of its Class A common stock, at the Company’s option, with the number of shares of Class A common stock issued for redemption (if any) based on the closing price per share of the Class A common stock for the single trading day prior to the date of redemption.

As of December 31, 2025, the Company had not issued any shares of its Series B Preferred Stock.

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

On February 28, 2025, the Board authorized a new stock repurchase plan for the repurchase, from time to time, of up to an aggregate of $5 million of the Company’s outstanding shares of Class A common stock. The repurchase plan has a term of one year ending on February 28, 2026, and may be discontinued at any time. As of December 31, 2025, no repurchases of Class A common stock had been made by the Company under this plan. The Board did authorize a new stock repurchase plan on February 10, 2026; refer to Note 18 for further information.

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

The Partnership Agreement, as amended, provides, among other things, that the Operating Partnership initially has two classes of limited partnership interests: OP Units and LTIP Units. Certain OP units will be designated as “C-OP Units” and certain LTIP units will be designated as “C-LTIP Units.” The Company expects that its Operating Partnership will issue OP units to limited partners, including the Company, in exchange for capital contributions of cash or property, including in connection with the contribution of the net proceeds of any future offering of the Company’s shares, as described above, and that the Company’s Operating Partnership will issue LTIP units, pursuant to the BHM Incentive Plans, to persons (including its Manager, directors and employees) or entities who provide services to the Company. In addition, the Company’s Operating Partnership will issue C-LTIP Units to the Company’s Manager pursuant to the Management Agreement and may issue C-LTIP Units to the Company’s executive officers and certain other service providers to the Company at the discretion of its board. In calculating the percentage interests of the partners in the Operating Partnership, LTIP Units are treated as OP Units.

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

As of December 31, 2025, limited partners other than the Company owned approximately 69.36% of the common units of the Operating Partnership (7,365,404 OP Units, or 55.65%, were held by OP Unit holders, and 1,813,663 LTIP Units, or 13.71%, were held by LTIP Unit holders, including 2.37% which are not vested at December 31, 2025). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash. LTIP Units and C - LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock, or, at the Company’s election, cash.

During the year ended December 31, 2025, the Company granted C-LTIP Units to the Manager pursuant to the Management Agreement as follows: (i) 21,254 C-LTIP Units, or approximately $245,000, granted on March 7, 2025 as partial payment of the total base management fee of $2.5 million for the fourth quarter 2024; (ii) 20,445 C-LTIP Units, or approximately $210,000, granted on May 13, 2025 as partial payment of the total base management fee of $2.5 million for the first quarter 2025; (iii) 16,012 C-LTIP Units, or approximately $210,000, granted on August 19, 2025 as partial payment of the total base management fee of $2.6 million for the second quarter 2025; and (iv) 22,332 C-LTIP Units, or approximately $210,000, granted on November 11, 2025 as partial payment of the total base management fee of $2.6 million for the third quarter 2025. All such C-LTIP Units were fully vested upon issuance.

In the future, the Operating Partnership may issue OP Units or preferred OP Units from time to time in connection with acquisitions of properties or for financing, compensation or other reasons.

Equity Incentive Plans

Prior to the annual meeting of the Company’s stockholders held on June 11, 2025 (the “Annual Meeting”), the Company had in effect the Bluerock Homes Trust, Inc. 2022 Equity Incentive Plan for Individuals (the “2022 Individuals Plan”) and the Bluerock Homes Trust, Inc. 2022 Equity Incentive Plan for Entities (the “2022 Entities Plan,” and together with the 2022 Individuals Plan, the “2022 Incentive Plans”). At the Annual Meeting, the stockholders of the Company approved the amendment and restatement of each of the 2022 Individuals Plan (as so amended and restated, the “Amended Individuals Plan”) and the 2022 Entities Plan (as so amended and restated, the “Amended Entities Plan,” and together with the Amended Individuals Plan, the “Amended Incentive Plans,” and collectively with the 2022 Incentive Plans, the “BHM Incentive Plans”). The Amended Incentive Plans were approved by the Board on April 15, 2025, subject to the approval of the Company’s stockholders at the Annual Meeting and became effective upon such stockholder approval. The BHM Incentive Plans provide for the grant of options to purchase shares of our common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards, and are administered by the compensation committee of the Board.

The aggregate number of shares of the Company’s common stock authorized for issuance under the BHM Incentive Plans is 4,022,109, with (i) 1,625,000 shares available for issuance under the BHM Incentive Plans, and (ii) 2,397,109 shares subject to awards granted under the Bluerock Residential Growth REIT, Inc. Amended and Restated 2014 Equity Incentive Plan for Individuals and the Bluerock Residential Growth REIT, Inc. Amended and Restated 2014 Equity Incentive Plan for Entities (together, the “Prior Plans”) that may become available for issuance or reissuance, as applicable, under the BHM Incentive Plans if such awards are forfeited, canceled or otherwise terminated (other than by exercise).

LTIP Unit and Restricted Stock Grants

On January 1, 2025, the Company granted 5,405 LTIP Units pursuant to the BHM Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance and the Company recognized expense of $0.3 million based on the fair value at the date of grant.

In April 2025, the Company, pursuant to the BHM Incentive Plans, issued 74,031 LTIP Units directly to and among certain of the Manager’s executive management team and personnel who provide other services to the Manager as an annual long-term incentive equity grant for the year ended December 31, 2024. Such LTIP Units will vest ratably on an annual basis over a three-year period from the date of grant.

A summary of the status of the Company’s non-vested LTIP Units granted under the BHM Incentive Plans as of December 31, 2024 and 2025 is as follows:

		Weighted average grant-
	LTIP Units	date fair value
Balance at January 1, 2024	466,298	$20.83
Granted	122,529	16.45
Vested	(129,902)	20.07
Forfeited	(57,670)	16.69
Balance at December 31, 2024	401,255	$20.34
Granted	95,651	11.24
Vested	(164,709)	19.20
Forfeited	(19,170)	13.34
Balance at December 31, 2025	313,027	$18.58

The Company recognizes compensation expense ratably over the vesting period for time-based LTIP Units based on the fair value at the date of grant. During the years ended December 31, 2025 and 2024, the Company recognized compensation expense for such LTIP Units of approximately $3.1 million and $2.6 million, respectively. Such expense was recorded as part of general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). As of December 31, 2025, there was $4.5 million of total unrecognized compensation expense related to unvested LTIP Units granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 1.8 years. Once vested, these awards of LTIP Units may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Company, and may then be redeemed for cash or, at the option of the Company and after a one year holding period (including any period during which the LTIP Units were held), settled in shares of the Company’s Class A common stock on a one-for-one basis. The holders of such LTIP Units will be entitled to receive “distribution equivalents” with respect to such LTIP Units, whether or not vested, at the same time distributions are paid to the holders of the Company’s Class A common stock.

During the years ended December 31, 2025 and 2024, the Company recognized expense of $0.3 million and $0.3 million, respectively, based on the fair value at the date of grant for the LTIP Units granted to each independent member of the Board. Such expense was recorded as part of general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss).

In April 2025, the Company, pursuant to the BHM Incentive Plans, issued 112,563 shares of Class A common stock as restricted stock grants (“RSGs”) directly to and among certain of the Manager’s executive management team and personnel who provide other services to the Manager as an annual long-term incentive equity grant for the year ended December 31, 2024. Such RSGs will vest ratably on an annual basis over a three-year period from the date of grant.

A summary of the status of the Company’s non-vested shares granted under the BHM Incentive Plans as of December 31, 2024 and 2025 is as follows:

		Weighted average grant-
	Shares	date fair value
Balance at January 1, 2024	31,260	$16.69
Granted	77,281	16.86
Vested	(7,025)	16.69
Forfeited	(330)	16.87
Withheld for employee taxes	(3,400)	16.69
Balance at December 31, 2024	97,786	$16.83
Granted	112,563	11.44
Vested	(23,930)	16.81
Forfeited	(16,999)	13.12
Withheld for employee taxes	(11,919)	16.81
Balance at December 31, 2025	157,501	$13.38

The Company recognizes compensation expense ratably over the vesting period for time-based RSGs. During the years ended December 31, 2025 and 2024, the Company recognized compensation expense for RSGs of approximately $0.8 million and $0.5 million, respectively. Such expense was recorded as part of general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). As of December 31, 2025, there was $1.4 million of total unrecognized compensation expense related to the unvested RSGs granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 1.8 years.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

Declaration Date	Record Date	Amount	Paid / Payable Date
Class A common stock
March 11, 2025	March 25, 2025	$0.125	April 4, 2025
March 11, 2025	June 25, 2025	0.125	July 3, 2025
March 11, 2025	September 25, 2025	0.125	October 3, 2025
March 11, 2025	December 24, 2025	0.125	January 5, 2026
Class C common stock
March 11, 2025	March 25, 2025	$0.125	April 4, 2025
March 11, 2025	June 25, 2025	0.125	July 3, 2025
March 11, 2025	September 25, 2025	0.125	October 3, 2025
March 11, 2025	December 24, 2025	0.125	January 5, 2026
Series A Preferred Stock (1)
October 14, 2024	December 24, 2024	$0.125	January 3, 2025
January 15, 2025	January 24, 2025	0.125	February 5, 2025
January 15, 2025	February 25, 2025	0.125	March 5, 2025
January 15, 2025	March 25, 2025	0.125	April 4, 2025
April 15, 2025	April 25, 2025	0.125	May 5, 2025
April 15, 2025	May 23, 2025	0.125	June 5, 2025
April 15, 2025	June 25, 2025	0.125	July 3, 2025
July 15, 2025	July 25, 2025	0.125	August 5, 2025
July 15, 2025	August 25, 2025	0.125	September 5, 2025
July 15, 2025	September 25, 2025	0.125	October 3, 2025
October 15, 2025	October 24, 2025	0.125	November 5, 2025
October 15, 2025	November 25, 2025	0.125	December 5, 2025
October 15, 2025	December 24, 2025	0.125	January 5, 2026
Series A Preferred Enhanced Special Dividend (2)
October 14, 2024	December 24, 2024	$0.010417	January 3, 2025
January 15, 2025	January 24, 2025	0.010417	February 5, 2025
January 15, 2025	February 25, 2025	0.010417	March 5, 2025
January 15, 2025	March 25, 2025	0.010417	April 4, 2025
April 15, 2025	April 25, 2025	0.010417	May 5, 2025
April 15, 2025	May 23, 2025	0.010417	June 5, 2025
April 15, 2025	June 25, 2025	0.010417	July 3, 2025
July 15, 2025	July 25, 2025	0.010417	August 5, 2025
July 15, 2025	August 25, 2025	0.010417	September 5, 2025
July 15, 2025	September 25, 2025	0.010417	October 3, 2025
October 15, 2025	October 24, 2025	0.010417	November 5, 2025
October 15, 2025	November 25, 2025	0.010417	December 5, 2025
October 15, 2025	December 24, 2025	0.010417	January 5, 2026
(1)	Holders of record of newly issued Series A Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series A Preferred Stock was outstanding.
(2)	Holders of record of Series A Preferred Stock shares are entitled to an enhanced special dividend equal to the amount by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average of the one-month Term SOFR for each day commencing on the 26th of the prior month to the 25th of the applicable month, plus (II) two percent, divided by (b) twelve, exceeds (ii) the standard monthly dividend of $0.125 per share of Series A Preferred Stock. The enhanced special dividend will be aggregated with the standard monthly dividend so as to effect a dividend rate on the Series A Preferred Stock that is subject to a 6.5% minimum and 8.5% maximum annual rate.

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate. Holders of restricted stock, OP Units, LTIP Units and C-LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of the Company’s Class A common stock.

Distributions declared and paid for the year ended December 31, 2025 were as follows (amounts in thousands):

	Distributions
2025	Declared	Paid
First Quarter
Class A common stock	$495	$—
Class C common stock	1	—
Series A Preferred Stock (1)	2,010	1,925
OP Units	921	—
LTIP / C-LTIP Units	212	—
Total first quarter	$3,639	$1,925
Second Quarter
Class A common stock	$507	$495
Class C common stock	1	1
Series A Preferred Stock (1)	2,254	2,185
OP Units	921	921
LTIP / C-LTIP Units	225	212
Total second quarter	$3,908	$3,814
Third Quarter
Class A common stock	$506	$507
Class C common stock	1	1
Series A Preferred Stock (1)	2,417	2,368
OP Units	921	921
LTIP / C-LTIP Units	223	225
Total third quarter	$4,068	$4,022
Fourth Quarter
Class A common stock	$506	$506
Class C common stock	1	1
Series A Preferred Stock (1)	2,522	2,493
OP Units	921	921
LTIP / C-LTIP Units	227	223
Total fourth quarter	$4,177	$4,144
Total	$15,792	$13,905
(1)	Series A Preferred Stock amounts include the standard dividend at an annual rate of 6.0% of the Stated Value and any enhanced special dividends.

Note 16 – Commitments and Contingencies

The aggregate amount of the Company’s contractual commitments to fund future cash obligations in certain of its preferred equity investments was $27.0 million and $17.6 million at December 31, 2025 and 2024, respectively. In addition, the Company has two consolidated residential communities (Abode Wendell Falls and Harmony at Clear Creek) under construction comprised of an aggregate of 358 units. At December 31, 2025, the Company estimates the remaining costs to complete the construction of these two residential communities to be approximately $113.6 million. The Company intends to finance these costs through a combination of available cash, proceeds from construction loans, and preferred equity capital contributions. The Company also committed to acquire an aggregate of 100 residential community units known as Parkside at Summers Corner. The Company expects acquisitions to occur in tranches as construction is completed, and as of December 31, 2025, 88 units remain to be acquired, representing an aggregate purchase price of $22.6 million.

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Lessee – Operating Lease

In connection with the Company moving its New York (Manhattan) headquarters, effective May 31, 2024, the Company, as lessee, and an unaffiliated third-party landlord entered into the NY Premises Lease (hereinafter, the “Lease”) for the NY Premises. In accordance with ASC Topic 842 Leases, the Company classifies the Lease as an operating lease, and by way of practical expedient, the Company has elected to account for lease and non-lease (ex. common area maintenance) components of the Lease as a single lease component in its consolidated statements of operations and comprehensive income (loss). The Company recognizes the single lease component on a straight-line basis over the term of the Lease, and expenses that are non-components of the lease, such as real estate taxes for which the Company is not a direct beneficiary of the arrangement, are expensed in the period in which the obligation for those payments are incurred. For the years ended December 31, 2025 and 2024, the Company recorded $0.3 million and $0.03 million, respectively, of net rent expense related to the Lease.

Upon commencement of the Lease in November 2024, the Company recorded a right-of-use asset of $5.1 million and a lease liability of $5.0 million on its consolidated balance sheets. The right-of-use asset is included within accounts receivable, prepaids and other assets, net, and the lease liability is included within other accrued liabilities. The calculation of these amounts includes minimum lease payments over the Lease term, and the value of the right-of-use asset exceeds the value of the lease liability due to a prepaid lease payment. In determining the right-of-use asset and lease liability, the discount rate implicit in the Lease was not readily determinable. As such, the Company used third-party analysis to determine that a discount rate of 7.61% approximated the incremental borrowing rate that it would incur for a loan that was of a similar term as the Lease and with a similar form of underlying collateral. The Lease contains an extension option; however, the extension option was not included when determining the right-of-use asset or lease liability as it is not reasonably certain that the Company will exercise its option. The Lease does not include any residual value guarantees, and no variable lease payments were identified or included in the right-of-use asset and lease liability calculations. At December 31, 2025, the remaining right-of-use asset and lease liability balances were $4.4 million and $4.9 million, respectively, and the remaining Lease term was approximately 5.6 years. In addition, the Company incurred tenant improvement costs related to the renovation and buildout of the NY Premises which are capitalized and included within net real estate investments on the Company’s consolidated balance sheets. Such tenant improvement costs are depreciated on a straight-line basis over the term of the Lease.

The following table summarizes the future minimum lease payments and total operating lease liability as of December 31, 2025 (amounts in thousands):

Year	Total
2026	$1,070
2027	1,070
2028	1,070
2029	1,070
2030	1,106
Thereafter	667
Total future minimum lease payments (undiscounted cash flows)	$6,053
Difference between future undiscounted cash flows and discounted cash flows	(1,144)
Total operating lease liability	$4,909

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

Scattered single-family homes segment includes the ownership, management, and renovation of scattered single-family homes, which are, generally, detached homes with no onsite property management.

The following table summarizes NOI by the Company’s reportable segments for the years ended December 31, 2025 and 2024, and reconciles NOI to net loss attributable to common stockholders on the Company’s statements of operations and comprehensive income (loss) (amounts in thousands):

	2025	2024
Rental and other property revenues
Residential communities	$37,554	$16,449
Scattered single-family homes	30,582	32,135
Total rental and other property revenues	68,136	48,584

Property operating expenses
Residential communities	16,651	6,950
Scattered single-family homes	16,534	17,194
Total property operating expenses	33,185	24,144

Net operating income
Residential communities	20,903	9,499
Scattered single-family homes	14,048	14,941
Total net operating income	34,951	24,440
Reconciling items:
Interest income from loan investments	598	1,630
Property management and asset management fee expenses	(5,372)	(4,715)
General and administrative expenses	(11,249)	(10,592)
Management fees to related party	(10,471)	(9,111)
Acquisition and other transaction costs	(418)	(255)
Weather-related losses, net	(59)	(170)
Depreciation and amortization	(29,418)	(19,940)
Other (expense) income, net	(139)	330
Income from preferred equity investments	8,759	11,937
Share of net earnings of equity method investment	1,058	—
Recovery of credit losses, net	103	93
(Impairment) and gain on sale of real estate investments, net	(4,216)	7,081
Gain on sale of available-for-sale investments	3,664	—
Loss on extinguishment of debt	(27)	(151)
Interest expense, net	(23,988)	(18,092)
Interest income	5,258	5,424
Income tax expense	(1,632)	—
Net loss	(32,598)	(12,091)
Preferred stock dividends	(9,203)	(4,022)
Preferred stock accretion	(4,538)	(244)
Net loss attributable to noncontrolling interests	34,848	12,123
Net loss attributable to common stockholders	$(11,491)	$(4,234)

The following table reconciles the Company’s total rental and other property revenues for reportable segments to total revenues on the Company’s consolidated statement of operations and comprehensive income (loss) for the years ended December 31, 2025 and 2024 (amounts in thousands):

	2025	2024
Revenues
Rental and other property revenues
Residential communities	$37,554	$16,449
Scattered single-family homes	30,582	32,135
Total rental and other property revenues	68,136	48,584
Interest income from loan investments	598	1,630
Total revenues	$68,734	$50,214

At December 31, 2025 and 2024, net real estate assets totaled $556.2 million and $338.6 million for residential communities, respectively, and $311.8 million and $344.5 million for scattered single-family homes, respectively.

Note 18 – Subsequent Events

Issuance of LTIP Units under the BHM Incentive Plans

On January 1, 2026, the Company granted 7,824 LTIP Units pursuant to the BHM Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance.

Declaration of Dividends

Declaration Date	Record Date	Amount	Paid / Payable Date
Series A Preferred Stock (1)
January 15, 2026	January 23, 2026	$0.12500	February 5, 2026
January 15, 2026	February 25, 2026	0.12500	March 5, 2026
January 15, 2026	March 25, 2026	0.12500	April 2, 2026
Series A Preferred Enhanced Special Dividend
January 15, 2026	January 23, 2026	(2)	February 5, 2026
January 15, 2026	February 25, 2026	(2)	March 5, 2026
January 15, 2026	March 25, 2026	(2)	April 2, 2026
Series B Preferred Stock (1)
January 15, 2026	January 23, 2026	$0.15625	February 5, 2026
January 15, 2026	February 25, 2026	0.15625	March 5, 2026
January 15, 2026	March 25, 2026	0.15625	April 2, 2026
(1)	Holders of record of newly issued Series A Preferred Stock shares and Series B Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series A Preferred Stock and Series B Preferred Stock was outstanding.
(2)	Holders of record of Series A Preferred Stock shares are entitled to an enhanced special dividend equal to the amount by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average of the one-month Term SOFR for each day commencing on the 26th of the prior month to the 25th of the applicable month, plus (II) two percent, divided by (b) twelve, exceeds (ii) the standard monthly dividend of $0.125 per share of Series A Preferred Stock. The enhanced special dividend will be aggregated with the standard monthly dividend so as to effect a dividend rate on the Series A Preferred Stock that is subject to a 6.5% minimum and 8.5% maximum annual rate.

Distributions Paid

The following distributions were declared and/or paid to the Company’s stockholders subsequent to December 31, 2025 (amounts in thousands):

				Distribution	Total
Shares	Declaration Date	Record Date	Date Paid	per Share	Distribution
Class A common stock	March 11, 2025	December 24, 2025	January 5, 2026	$0.125000	$506
Class C common stock	March 11, 2025	December 24, 2025	January 5, 2026	0.125000	1
Series A Preferred Stock (1)	October 15, 2025	December 24, 2025	January 5, 2026	0.135417	849
OP Units	March 11, 2025	December 24, 2025	January 5, 2026	0.125000	921
LTIP / C-LTIP Units	March 11, 2025	December 24, 2025	January 5, 2026	0.125000	227

Series A Preferred Stock (1)	January 15, 2026	January 23, 2026	February 5, 2026	0.135417	855
Total					$3,359
(1)	Series A Preferred Stock distribution per share amounts include the standard dividend at an annual rate of 6.0% of the Stated Value and any enhanced special dividends.

Class A Common Stock Repurchase Plan

On February 10, 2026, the Board authorized a new stock repurchase plan, effective March 1, 2026, for the repurchase, from time to time, of up to an aggregate of $10 million of our outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Exchange Act and subject to Rule 10b-5 of the Exchange Act. The repurchase plan has a term of one year and ends on February 28, 2027, and may be discontinued at any time. The extent to which the Company repurchases shares of its Class A common stock under the repurchase plan, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. The Company expects that any repurchases of its Class A common stock will be through open market transactions, subject to market conditions, certain price limitations and other conditions established under the plan. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act.

Sales of Consolidated Operating Units

Subsequent to December 31, 2025 and through February 25, 2026, the Company closed on the following sales: 7 units in the Golden Pacific portfolio, 25 units in the ILE portfolio, 1 unit in the Indy-Springfield portfolio, 29 units in the Peak JV 2 portfolio, and the remaining 42 units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sales agreements. The 104 units sold for an aggregate of approximately $14.9 million, subject to certain closing costs, prorations and adjustments typical in such real estate transactions.

Bluerock Homes Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation	December 31, 2025
(amounts in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
											Life on Which
					Costs						Depreciation in
			Initial Cost		Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
				Building and	Subsequent		Building and		Accumulated	Date of	Statement is
Property	Location	Encumbrance	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation	Acquisition	Computed
Real Estate Held for Investment
Abode Wendell Falls (1)	NC	—	6,514	—	6,868	6,514	6,868	13,382	—	2023	3 - 40 Years
Allure at Southpark	NC	55,166	10,451	80,917	1,086	10,451	82,003	92,454	2,507	2024	3 - 40 Years
Amira at Westly	FL	56,650	15,287	88,602	1,700	15,290	90,299	105,589	3,520	2024	3 - 40 Years
Avenue at Timberlin Park	FL	23,660	4,752	28,512	1,891	4,752	30,403	35,155	1,615	2024	3 - 40 Years
Ballast	AZ / CO / WA	—	7,272	25,900	1,616	7,321	27,467	34,788	3,665	2022	3 - 40 Years
District at Parkview	GA	38,625	6,705	60,959	—	6,705	60,959	67,664	—	2025	3 - 40 Years
Golden Pacific	IN / KS / MO	—	5,219	25,935	4,599	5,219	30,534	35,753	4,256	2021/2022	3 - 40 Years
Harmony at Clear Creek (1)	KS	1	3,142	1,002	1,759	3,142	2,761	5,903	—	2025	3 - 40 Years
ILE	TX / SE US	44,878	19,824	79,344	12,578	19,824	91,922	111,746	13,281	2021/2022	3 - 40 Years
Indy-Springfield	IN / MO	21,277	7,254	39,001	4,732	7,259	43,728	50,987	6,897	2021	3 - 40 Years
Parkside at Summers Corner (2)	SC	—	334	3,026	—	334	3,026	3,360	8	2025	3 - 40 Years
Peak JV 2	Various / TX	29,196	8,953	64,008	11,203	8,965	75,199	84,164	12,178	2021/2022	3 - 40 Years
Peak JV 3 (3)	TX	—	—	—	—	—	—	—	—	2021	3 - 40 Years
Savannah-84	GA	9,527	2,698	17,880	508	2,698	18,388	21,086	2,089	2022	3 - 40 Years
Southern Pines Reserve	NC	30,739	4,240	53,406	788	4,240	54,194	58,434	1,425	2025	3 - 40 Years
Skytop Apartments	OH	57,525	8,341	75,869	3	8,341	75,872	84,213	648	2025	3 - 40 Years
Villas at Huffmeister	TX	26,846	7,950	32,818	1,187	7,950	34,005	41,955	2,274	2024	3 - 40 Years
Wayford at Concord	NC	32,973	2,933	40,922	318	2,933	41,240	44,173	6,221	2021	3 - 40 Years
Yauger Park Villas	WA	13,720	1,322	24,575	854	1,322	25,429	26,751	4,614	2021	3 - 40 Years
Subtotal		440,783	123,191	742,676	51,690	123,260	794,297	917,557	65,198

Total Single-family properties held for sale (4)	Various	—	2,880	12,809	1,718	2,880	14,527	17,407	1,760

Non-Real Estate assets
REIT Operating Partnership	MI	—	—	—	458	—	458	458	78	2024	5 Years
REIT Operator	MI	—	—	185	(143)	—	42	42	42	2017	5 Years
Subtotal		—	—	185	315	—	500	500	120

Total		$440,783	$126,071	$755,670	$53,723	$126,140	$809,324	$935,464	$67,078
(1)	Represents a build-to-rent development project with no units delivered as of December 31, 2025.
(2)	Parkside at Summers Corner represents a build-to-rent project with units to be acquired in tranches as construction is completed. Of the total 100 units that the Company has committed to acquire, 12 units had been acquired as of December 31, 2025.
(3)	All 42 units of Peak JV 3 were classified as held for sale at December 31, 2025 and are included in Total Single-family properties held for sale.
(4)	An aggregate of 107 units are classified as held for sale from the following portfolios: 12 units of Golden Pacific, 27 units of ILE, 18 units of Indy-Springfield, 8 units of Peak JV 2, and all 42 units of Peak JV 3.

Bluerock Homes Trust, Inc.
Notes to Schedule III	December 31, 2025
(amounts in thousands)

1. Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2024 to December 31, 2025.

	2025	2024
Balance at January 1	$727,798	$498,542
Acquisition of real estate	217,024	269,289
Capital expenditures	18,133	9,863
Impairment	(5,905)	(4,703)
Disposition of real estate	(21,586)	(45,193)
Balance at December 31	$935,464	$727,798

2. Reconciliation of Accumulated Depreciation

The following table reconciles the Real Estate Properties from January 1, 2024 to December 31, 2025.

	2025	2024
Balance at January 1	$44,170	$33,642
Current year depreciation expense	24,723	17,379
Disposition of real estate	(1,815)	(6,851)
Balance at December 31	$67,078	$44,170

Bluerock Homes Trust, Inc.
Schedule IV - Mortgage Loans on Real Estate	December 31, 2025

Principal Amount of
							Face Amount of	Carrying Amount of	Mortgages Subject to
					Periodic Payment		Mortgages	Mortgages	Delinquent
Description	Property Name	Location	Interest Rate	Maturity Date	Terms	Prior Liens	(in thousands)	(in thousands)	Principal or Interest
Real Estate Loans on
Residential Rental Community (1)						—	$—	$—	—
							$—	$—
(1)	The Company held no loan investments on real estate at December 31, 2025.

Bluerock Homes Trust, Inc.

Note to Schedule IV - Reconciliation of Mortgage Loans on Real Estate

(amounts in thousands)

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$31,700	$17,684
Additions during period:
Purchases	—	22,300
Deductions during period:
Collections of principal	(31,700)	(8,284)
Balance at end of period	$—	$31,700

EXHIBIT INDEX

Exhibit Number	Description

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

3.6

Articles Supplementary of the Company, dated October 7, 2025, incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-11 (SEC File No. 333-290772) filed on October 8, 2025

4(vi)	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1

Tax Matters Agreement, dated as of October 5, 2022, by and among Bluerock Residential Growth REIT, Inc., Badger Parent LLC, Badger Holdco LLC, Bluerock Residential Holdings, L.P., Bluerock REIT Holdings, LLC and Bluerock Homes Trust, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.2

Management Agreement, dated as of October 5, 2022, by and among Bluerock Homes Manager, LLC, Bluerock Homes Trust, Inc. and Bluerock Residential Holdings, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.3

Amendment to Management Agreement, dated January 10, 2023, by and among Bluerock Homes Manager, LLC, Bluerock Homes Trust, Inc. and Bluerock Residential Holdings, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2023

10.4

Second Amendment to Management Agreement, dated February 28, 2025, by and among Bluerock Homes Manager, LLC, Bluerock Homes Trust, Inc. and Bluerock Residential Holdings, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2025

10.5	Bluerock Homes Trust, Inc. Amended and Restated Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2025

10.6	Bluerock Homes Trust, Inc. Amended and Restated Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2025

10.7

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and R. Ramin Kamfar, effective October 6, 2022, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.8

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Jordan Ruddy, effective October 6, 2022, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.9

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Ryan MacDonald, effective October 6, 2022, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.10

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and James G. Babb, III, effective October 6, 2022, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.11

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Christopher J. Vohs, effective October 6, 2022, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.12

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Michael DiFranco, effective October 6, 2022, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.13

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Jason Emala, effective October 6, 2022, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.14

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and I. Bobby Majumder, effective October 6, 2022, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.15

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Elizabeth Harrison, effective October 6, 2022, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.16

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Kamal Jafarnia, effective October 6, 2022, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.17

Indemnification Agreement by and among Bluerock Homes Trust, Inc., Bluerock Residential Holdings, L.P. and Romano Tio, effective October 6, 2022, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on October 6, 2022

10.18

Loan Agreement, dated April 6, 2022, by and among persons that are party thereto listed as Borrowers, persons party thereto that are listed as Equity Owners, Bluerock Residential Holdings, LP, persons that are party thereto listed as Lenders, Deutsche Bank Securities Inc., Deutsche Bank AG, New York Branch and Computershare Trust Company, N.A., incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2022

10.19

Sponsor Guaranty, dated April 6, 2022, by and between Bluerock Homes Trust, Inc. and Deutsche Bank AG, New York Branch, incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2022

10.20

Managing Broker Dealer Agreement by and among Bluerock Homes Trust, Inc. and Bluerock Capital Markets, LLC, dated November 1, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2022

10.21

Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated April 2, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on April 8, 2014

10.22

First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 21, 2015, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on October 21, 2015

10.23

Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated December 21, 2015, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on December 22, 2015

10.24

Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated March 1, 2016, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on March 1, 2016

10.25

Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated March 29, 2016, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on April 19, 2016

10.26

Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated July 15, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on July 18, 2016

10.27

Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 11, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on October 12, 2016

10.28

Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated July 21, 2017, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on July 21, 2017

10.29

Eighth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 31, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on November 6, 2017

10.30

Ninth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated November 15, 2017, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on November 20, 2017

10.31

Tenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated August 6, 2018, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Bluerock Residential Growth REIT, Inc. filed on August 8, 2018

10.32

Eleventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated November 16, 2018, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on November 19, 2018

10.33

Twelfth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated November 19, 2019, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on November 19, 2019

10.34

Thirteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated September 22, 2022, incorporated by reference to the Current Report on Form 8-K of Bluerock Residential Growth REIT, Inc. filed on September 22, 2022

10.35

Fourteenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated December 1, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2022

10.36

Fifteenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated January 24, 2023, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-11 (SEC File No. 333-269415) filed on January 25, 2023

10.37

Sixteenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 7, 2025, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-11 (SEC File No. 333-290772) filed on October 8, 2025

10.38

Form of Dealer Manager Agreement by and among Bluerock Homes Trust, Inc. and Bluerock Capital Markets, LLC, incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (SEC File No. 333-269415) filed on January 25, 2023

10.39

Contribution Agreement by and between BR S2 Allure JV, LLC, S2 Allure REIT Subsidiary LLC, S2C REIT OP, LP, S2 Allure BEVE LLC, S2 Allure ARO LLC, S2 Allure VAU LLC, and S2 Allure LLC, dated as of November 20, 2024, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 26, 2024

10.40

Purchase and Sale Agreement by and between BHM DST Acquisitions, LLC, and Hawthorne Pines, LLC, dated as of April 8, 2025, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 11, 2025

10.41

Form of Dealer Manager Agreement by and among Bluerock Homes Trust, Inc. and Bluerock Capital Markets, LLC, incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-11 (SEC File No. 333-290772) filed on October 8, 2025

14.1	Code of Business Conduct and Ethics, effective October 6, 2022, incorporated by reference to Exhibit 14.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2022

14.2

Code of Ethics for Senior Executive and Financial Officers, effective October 6, 2022, incorporated by reference to Exhibit 14.2 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2022

19	Bluerock Homes Trust, Inc. Amended and Restated Insider Trading Policy

21.1	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP

23.2	Consent of RSM US LLP, incorporated by reference to Exhibit 23.1 to the Current Report on Form 8-K/A filed by the Company on January 16, 2025

23.3	Consent of Plante Moran, incorporated by reference to Exhibit 23.1 to the Current Report on Form 8-K/A filed by the Company on February 18, 2025

23.4	Consent of Plante Moran, incorporated by reference to Exhibit 23.1 to the Current Report on Form 8-K/A filed by the Company on July 1, 2025

23.5	Consent of Deloitte & Touche, incorporated by reference to Exhibit 23.1 to the Current Report on Form 8-K/A filed by the Company on July 8, 2025

23.6	Consent of Plante Moran, incorporated by reference to Exhibit 23.1 to the Current Report on Form 8-K/A filed by the Company on October 3, 2025

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

97	Bluerock Homes Trust, Inc. Executive Incentive-Based Compensation Recoupment Policy dated October 6, 2022

99.1	Press Release of Bluerock Homes Trust, Inc. dated February 6, 2025, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on February 12, 2025

99.2	Consent of Kroll, LLC, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on February 18, 2025

99.3	Press Release of Bluerock Homes Trust, Inc. dated March 6, 2025, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on March 6, 2025

99.4	Unaudited Pro Forma Condensed Consolidated Financial Statements, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on April 17, 2025

99.5	Presentation, dated June 4, 2025, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on June 4, 2025

99.6

Audited consolidated financial statements of Marble Capital Income and Impact Fund, LP and Subsidiaries as of and for the year ended December 31, 2024, and the notes related thereto, and the Report of Deloitte & Touche LLP, Independent Auditors, dated April 25, 2025, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K/A filed by the Company on July 8, 2025

99.7

Audited consolidated financial statements of Marble Capital Income and Impact Fund, LP and Subsidiaries as of and for the year ended December 31, 2023, and the notes related thereto, and the Report of Deloitte & Touche LLP, Independent Auditors, dated April 26, 2024, incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K/A filed by the Company on July 8, 2025

99.8

Unaudited consolidated financial statements of Marble Capital Income and Impact Fund, LP and Subsidiaries as of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and 2024, and the notes related thereto, incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K/A filed by the Company on July 8, 2025

101.1

The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1)