Form 10-Q
period 2026-03-31
Bluerock Homes Trust, Inc.
filed 2026-05-07
CIK 1903382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of May 1, 2026

Class A Common Stock: 4,100,861 shares

Class C Common Stock: 8,489 shares

BLUEROCK HOMES TRUST, INC.

FORM 10-Q

March 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	March 31,	December 31,
	2026	2025
ASSETS
Net Real Estate Investments
Land	$119,485	$123,260
Buildings and improvements	742,835	755,813
Furniture, fixtures and equipment	29,157	28,934
Construction in process	13,152	10,050
Total gross operating real estate investments	904,629	918,057
Accumulated depreciation	(70,340)	(65,318)
Total net operating real estate investments	834,289	852,739
Operating real estate held for sale, net	13,031	15,647
Total Net Real Estate Investments	847,320	868,386
Cash and cash equivalents	170,097	169,561
Restricted cash	21,453	24,901
Investment in unconsolidated real estate funds	25,778	25,692
Accounts receivable, prepaids and other assets, net	28,116	21,966
Preferred equity investments, net	43,577	35,738
Other intangible assets, net	5,938	7,494
Due from affiliates	633	653
Non-real estate assets associated with operating real estate held for sale	33	14
TOTAL ASSETS	$1,142,945	$1,154,405

LIABILITIES AND EQUITY
Mortgages payable	$416,810	$428,392
Accounts payable	756	1,130
Other accrued liabilities	20,591	20,643
Due to affiliates	7,573	9,782
Distributions payable	2,548	2,504
Liabilities associated with operating real estate held for sale	123	114
Total Liabilities	448,401	462,565
6.0% Series A Redeemable Preferred Stock, liquidation preference $25.00 per share, 30,000,000 shares authorized; 6,473,063 and 6,288,703 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	146,945	142,117
7.5% Series B Redeemable Preferred Stock, liquidation preference $25.00 per share, 14,000,000 shares authorized; 104,288 and no shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2,294	—
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 206,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock - Class A, $0.01 par value, 562,500,000 shares authorized; 4,043,514 and 4,047,114 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	40	40
Common stock - Class C, $0.01 par value, 187,500,000 shares authorized; 8,489 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Additional paid-in-capital	121,504	121,489
Cumulative earnings in excess of distributions	3,260	7,200
Accumulated other comprehensive gain	38	11
Total Stockholders’ Equity	124,842	128,740
Noncontrolling Interests
Operating partnership units	285,667	292,817
Partially owned properties	134,796	128,166
Total Noncontrolling Interests	420,463	420,983
Total Equity	545,305	549,723
TOTAL LIABILITIES AND EQUITY	$1,142,945	$1,154,405

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenues
Rental and other property revenues	$19,701	$15,910
Interest income from loan investments	—	503
Total revenues	19,701	16,413

Expenses
Property operating	9,081	7,652
Property management and asset management fees	1,571	1,325
General and administrative	3,114	3,057
Management fees to related party	2,688	2,540
Acquisition and other transaction costs	43	76
Weather-related losses, net	250	—
Impairment of real estate investments	601	124
Depreciation and amortization	8,858	7,492
Total expenses	26,206	22,266

Other (expense) income
Other expense, net	(882)	(59)
Income from preferred equity investments	1,531	3,110
Share of net earnings of equity method investment	296	—
Recovery of credit losses, net	—	102
Gain on sale of real estate investments, net	584	827
Loss on extinguishment of debt costs	(36)	(4)
Interest expense, net	(6,485)	(6,211)
Interest income	1,276	1,104
Total other expense	(3,716)	(1,131)
Loss before income taxes	(10,221)	(6,984)
Income tax expense	(76)	(346)
Net loss	(10,297)	(7,330)
Preferred stock dividends	(2,609)	(2,010)
Preferred stock accretion	(993)	(523)
Net loss attributable to noncontrolling interests
Operating partnership units	7,824	5,661
Partially-owned properties	2,642	1,673
Net loss attributable to noncontrolling interests	10,466	7,334
Net loss attributable to common stockholders	$(3,433)	$(2,529)

Net loss per common share – Basic	$(0.90)	$(0.67)
Net loss per common share – Diluted	$(0.90)	$(0.67)

Weighted average basic common shares outstanding	3,898,102	3,864,622
Weighted average diluted common shares outstanding	3,898,102	3,864,622

Other comprehensive income
Unrealized gain on available for sale investments	$89	$1,524
Less unrealized gain attributable to Operating partnership units	(62)	(1,053)
Other comprehensive income attributable to common stockholders	27	471
Comprehensive loss attributable to noncontrolling interests	10,404	6,281
Comprehensive loss attributable to common stockholders	$(3,406)	$(2,058)

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2026

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock				Accumulated
					Additioanl		Other
	Number		Number		Paid-in	Cumulative	Comprehensive	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Earnings	Income	Interests	Total Equity
Balance, January 1, 2026	4,047,114	$40	8,489	$—	$121,489	$7,200	$11	$420,983	$549,723

(Forfeiture) issuance of restricted Class A common stock for equity incentive plan compensation	(3,600)	—	—	—	218	—	—	—	218
Issuance of long-term incentive plan units (“LTIP Units”) for equity incentive plan compensation	—	—	—	—	—	—	—	1,076	1,076
Issuance of C-LTIP Units to Bluerock Homes Manager, LLC (“Manager”)	—	—	—	—	—	—	—	210	210
Common stock distributions declared	—	—	—	—	—	(507)	—	—	(507)
Series A Preferred Stock distributions declared	—	—	—	—	—	(2,595)	—	—	(2,595)
Series A Preferred Stock accretion	—	—	—	—	—	(802)	—	—	(802)
Series B Preferred Stock distributions declared	—	—	—	—	—	(14)	—	—	(14)
Series B Preferred Stock accretion	—	—	—	—	—	(191)	—	—	(191)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	(1,154)	(1,154)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	—	(2,202)	(2,202)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	11,738	11,738
Total comprehensive income	—	—	—	—	—	—	27	62	89
Cash redemption of Series A Preferred Stock	—	—	—	—	13	—	—	—	13
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(480)	—	—	480	—
Adjustment for noncontrolling interest ownership in partially owned properties	—	—	—	—	264	—	—	(264)	—
Net income (loss)	—	—	—	—	—	169	—	(10,466)	(10,297)
Balance, March 31, 2026	4,043,514	$40	8,489	$—	$121,504	$3,260	$38	$420,463	$545,305

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2025

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock				Accumulated
					Additional		Other
	Number		Number		Paid-in	Cumulative	Comprehensive	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance, January 1, 2025	3,953,919	$40	8,489	$—	$118,495	$20,709	$(164)	$327,657	$466,737

(Forfeiture) issuance of restricted Class A common stock for equity incentive plan compensation	(700)	—	—	—	150	—	—	—	150
Issuance of LTIP Units for equity incentive plan compensation	—	—	—	—	—	—	—	1,014	1,014
Issuance of C-LTIP Units to Manager	—	—	—	—	—	—	—	245	245
Common stock distributions declared	—	—	—	—	—	(496)	—	—	(496)
Series A Preferred Stock distributions declared	—	—	—	—	—	(2,010)	—	—	(2,010)
Series A Preferred Stock accretion	—	—	—	—	—	(523)	—	—	(523)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	(1,133)	(1,133)
Distributions to partially owned properties' noncontrolling interests	—	—	—	—	—	—	—	(135)	(135)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	25,178	25,178
Total comprehensive income	—	—	—	—	—	—	471	1,053	1,524
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(1,619)	—	—	1,619	—
Adjustment for noncontrolling interest ownership in partially owned properties	—	—	—	—	2,057	—	—	(2,057)	—
Net income (loss)	—	—	—	—	—	4	—	(7,334)	(7,330)
Balance, March 31, 2025	3,953,219	$40	8,489	$—	$119,083	$17,684	$307	$346,107	$483,221

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(10,297)	$(7,330)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,547	8,168
Amortization of fair value adjustments	81	81
Income from preferred equity investments	(1,531)	(3,110)
Share of net earnings of equity method investment	(296)	—
Gain on sale of real estate investments, net	(584)	(827)
Impairment of real estate investments	601	124
Fair value adjustment of interest rate caps and swaps	164	778
Recovery of credit losses, net	—	(102)
Loss on extinguishment of debt costs	36	4
Noncash operating lease expense	156	152
Distributions of income from preferred equity investments	—	1,282
Distributions from investments in unconsolidated real estate funds	261	—
Share-based compensation attributable to equity incentive plan	1,294	1,164
Share-based compensation to Manager – C-LTIP Units	210	245
Changes in operating assets and liabilities:
Due from affiliates, net	(2,239)	(270)
Accounts receivable, prepaids and other assets	(5,051)	(1,187)
Notes and accrued interest receivable	—	419
Accounts payable and other accrued liabilities	(805)	1,360
Net cash (used in) provided by operating activities	(8,453)	951

Cash flows from investing activities:
Acquisitions of real estate investments	(2,685)	—
Capital expenditures	(3,849)	(3,845)
Repayments on notes receivable	—	22,300
Proceeds from sale of real estate investments	20,667	6,282
Investment in preferred equity investments	(7,751)	(5,762)
Net cash provided by investing activities	6,382	18,975

Cash flows from financing activities:
Distributions to common stockholders	(507)	—
Distributions to noncontrolling interests	(1,148)	—
Distributions to partially owned properties’ noncontrolling interests	(2,202)	(135)
Distributions to preferred stockholders	(2,571)	(1,925)
Contributions from noncontrolling interests	11,738	25,178
Repayments on mortgages payable	(12,264)	(1,689)
Repayments on revolving credit facilities	—	(36,000)
Payments of deferred financing fees	—	(2)
Net proceeds from issuance of 6.0% Series A Redeemable Preferred Stock	4,173	14,093
Payments to redeem 6.0% Series A Redeemable Preferred Stock	(133)	—
Net proceeds from issuance of 7.5% Series B Redeemable Preferred Stock	2,073	—
Net cash used in financing activities	(841)	(480)

Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,912)	$19,446
Cash, cash equivalents and restricted cash, beginning of year	194,462	131,241
Cash, cash equivalents and restricted cash, end of period	$191,550	$150,687

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$170,097	$134,748
Restricted cash	21,453	15,939
Total cash, cash equivalents and restricted cash, end of period	$191,550	$150,687

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$5,443	$4,677
Cash paid for income taxes	$449	$—

Supplemental disclosure of non-cash investing and financing activities
Distributions payable to common stockholders – declared and unpaid	$507	$496
Distributions payable to noncontrolling interests - declared and unpaid	$1,154	$1,133
Distributions payable to preferred stockholders - declared and unpaid	$887	$702
Capital expenditures held in accounts payable and other accrued liabilities	$1,950	$1,406

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

As of March 31, 2026, the Company held twenty-four real estate investments, consisting of eighteen consolidated investments, five preferred equity investments, and one unconsolidated real estate fund investment. The twenty-three consolidated and preferred equity investments represent an aggregate of 5,451 residential units, comprised of 4,302 consolidated units, of which 380 units are under development or in lease-up, and 1,149 units through preferred equity investments, which includes planned units and those under development.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company conducts its operations through Bluerock Residential Holdings, L.P., its operating partnership (the “Operating Partnership”), of which it is the sole general partner. The consolidated financial statements include the Company’s accounts and those of the Operating Partnership and its subsidiaries. As of March 31, 2026, limited partners other than the Company owned approximately 69.50% of the common units of the Operating Partnership, of which 55.44% were held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 14.06% were held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 2.36% which were not vested at March 31, 2026.

Certain amounts in prior year financial statement presentation have been reclassified to conform to the current year presentation. Specifically, impairment of real estate amounts that were previously included with gains on sales of real estate in a single line item on the consolidated statements of operations and comprehensive income (loss) are now presented separately within impairment of real estate investments. In addition, in-place lease intangible assets that were previously presented as a separate line item on the consolidated balance sheets have been reclassified and are included within other intangible assets, net. These reclassifications had no impact on net income (loss) as reported in the consolidated statements of operations and comprehensive income (loss), total assets, liabilities or equity as reported in the consolidated balances sheets, or the classifications within the consolidated statements of cash flows.

Summary of Significant Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2026 for discussion of the Company’s significant accounting policies. During the three months ended March 31, 2026, there were no material changes to these policies.

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

For investments that meet the criteria of a security under ASC 320 Investments – Debt Securities, the Company classifies each investment as an available-for-sale (“AFS”) debt security as it does not have the positive intent to hold all investments to maturity. The Company accounts for these investments as preferred equity investments in its consolidated balance sheets, and it earns a fixed return on these investments which is included within income from preferred equity investments in its consolidated statements of operations and comprehensive income (loss). AFS debt securities are carried at fair value in the Company’s consolidated balance sheets, and any unrealized gains or losses on AFS debt securities are reported as a component of accumulated other comprehensive income in its consolidated balance sheets, and as a component of other comprehensive income in its consolidated statements of operations and comprehensive income (loss). The Company evaluates each AFS debt security that has an unrealized loss recorded at the reporting date for a provision for credit loss, as applicable. Refer to the Current Expected Credit Losses (“CECL”) section of this Note for further information regarding CECL and the Company’s provision for credit losses. As of March 31, 2026 and December 31, 2025, the Company classifies all preferred equity investments as AFS debt securities as it does not have the positive intent to hold all such investments to maturity.

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

Real Estate Assets

Intangible Assets

In-place leases - The value of in-place leases represents the estimated fair value of the net cash flows of leases in place at the time of acquisition, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. The Company records the value of in-place leases within other intangible assets, net on its consolidated balance sheets. The Company amortizes the value of in-place leases to expense over the remaining non-cancelable term of the respective leases, which is on average six months. Amortization expense related to in-place leases was $1.5 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes the Company’s in-place lease intangible assets at March 31, 2026 and December 31, 2025 (amounts in thousands):

	March 31,	December 31,
	2026	2025
Gross carrying value	$13,119	$13,359
Accumulated amortization	(12,506)	(11,295)
Net carrying value	$613	$2,064

The following table summarizes the Company’s in-place lease activity for the three months ended March 31, 2026 and year ended December 31, 2025 (amounts in thousands):

	March 31,	December 31,
	2026	2025
Beginning balances as of January 1, 2026 and 2025, respectively	$2,064	$2,749
Acquisitions	—	3,905
Amortization	(1,451)	(4,590)
In-place lease intangible assets, net, end of period	$613	$2,064

At March 31, 2026, the Company’s estimated aggregate amortization of its in-place lease intangible assets for the next five years is $0.6 million, with the full amount expected to be incurred in 2026 and no amount thereafter.

Real estate tax abatement - In connection with the acquisition of Skytop Apartments in September 2025, the Company allocated approximately $5.5 million of the purchase price to a real estate tax abatement, which is recorded within other intangible assets, net on the Company’s consolidated balance sheets. The tax abatement is being amortized on a straight-line basis over its estimated remaining useful life of approximately 12.8 years. During the three months ended March 31, 2026, the Company recorded amortization expense of $0.1 million related to the tax abatement.

The following table summarizes the real estate tax abatement at March 31, 2026 (amounts in thousands):

March 31,
2026
Gross carrying value	$5,534
Accumulated amortization	(209)
Net carrying value	$5,325

The following table presents the estimated future amortization expense of the real estate tax abatement as of March 31, 2026 (amounts in thousands):

Year	Total
2026	$313
2027	418
2028	418
2029	418
2030	418
Thereafter	3,340
$5,325

Impairment of Operating Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its operating real estate and related intangible assets may not be recoverable. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgement and make certain key assumptions, including the following: (i) capitalization rate, (ii) discount rate, (iii) number of years the property will be held, (iv) property operating revenue including occupancy and market rental rates, and (v) property operating expenses. There are inherent uncertainties in making these estimates such as market conditions, and performance and sustainability of property operations. When indicators of potential impairment suggest that the carrying value of operating real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether it will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the operating real estate and related intangible assets, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the operating real estate and related intangible assets. Fair value is determined by using valuation techniques appropriate to the specific operating asset, which may include discounted cash flow analysis or a broker’s opinion of value. No impairment losses on operating real estate and related intangible assets were recorded during the three months ended March 31, 2026 and 2025.

Held for Sale Real Estate Assets

Real estate assets are classified as held for sale when they meet the applicable GAAP criteria in accordance with ASC 360-10 Property, Plant, and Equipment - Overall, including, but not limited to, the availability of the real estate asset for immediate sale in its present condition, the existence of an active program to locate a buyer, the probable sale of the real estate asset within one year, and actions required to complete the sale of the real estate asset are likely to occur. Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on the consolidated balance sheets. At March 31, 2026 and December 31, 2025, the Company classified an aggregate of 58 units and 107 units, respectively, as held for sale on its consolidated balance sheets, with all units reported in the Company’s scattered single-family homes segment. At March 31, 2025, the Company classified an aggregate of 138 units as held for sale. For the three months ended March 31, 2026 and 2025, the Company recorded impairments of $0.6 million and $0.1 million, respectively, related to held for sale units which is included in impairment of real estate investments on its consolidated statements of operations and comprehensive income (loss).

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

The Company incurred federal, state, and local income taxes primarily from its taxable REIT subsidiaries (“TRS”) which manage the non-REIT activities. The Company’s operating partnerships are flow-through entities which are generally not subject to income taxes. Income taxes for the three months ended March 31, 2026 and 2025 were comprised mainly of state income and franchise taxes and federal income taxes related to the taxable REIT subsidiaries. The Company records these amounts in income tax expense on the Company’s consolidated statements of operations and comprehensive income (loss). The Company has no significant temporary or permanent differences associated with our taxable REIT subsidiaries.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act made permanent certain tax provisions of the Tax Cuts and Jobs Act (2017) and includes changes to U.S. tax law that are applicable to the Company beginning in 2025. The Act provides for significant U.S. tax law changes and modifications including provisions allowing for accelerated tax deductions and the increased ability to deduct interest expense. The Company included the provisions that are effective for tax years 2025 and 2026.

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

The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all the information and disclosures required by GAAP for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended December 31, 2025 contained in the Annual Report on Form 10-K as filed with the SEC on February 27, 2026.

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

In November 2025, the FASB issued Accounting Standards Update No. 2025-08, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2025-08”). The amendments in ASU 2025-08 expand the use of the gross-up approach for the recognition of expected credit losses on certain acquired loans, requiring that loans deemed “purchased seasoned loans” be accounted for similarly to purchased financial assets with credit deterioration at the acquisition date. The amendments are effective for the Company for annual reporting periods beginning after December 15, 2026. The Company is currently evaluating the impact of adopting ASU 2025-08 on its consolidated financial statements.

In December 2025, the FASB issued Accounting Standards Update No. 2025-11, “Interim Reporting (Topic 270)” (“ASU 2025-11”). The amendments in ASU 2025-11 clarify which disclosures are required in interim reporting periods and introduce a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments also clarify the types of interim reporting and the form and content of interim financial statements. The amendments are effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting ASU 2025-11 on its interim financial statement disclosures.

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

Significant Risks and Uncertainties

Uncertainty Due to Economic Volatility

Thus far, 2026 has been marked by significant uncertainty and volatility in the global markets, largely driven by geopolitical conditions and the effects of international conflicts on global markets, oil prices and interest rates, as well as tariffs and international trade policy and disputes, and political and regulatory uncertainty. The Company’s results of operations in the future may be directly or indirectly affected by these and other economic uncertainties. As inflation accelerated rapidly in the first half of 2023, the Federal Reserve increased interest rates a total of four times during 2023 to curb the effects of rising inflation. While the Federal Reserve reduced interest rates by an aggregate of 100-basis points during 2024 and by an aggregate of 75-basis points during 2025, the Federal Reserve has elected to hold interest rates steady thus far in 2026, and there can be no assurances that interest rates will not rise again. The Company’s operating costs, including utilities and payroll, may increase as a result of increases in inflation. Rising interest rates cause uncertainty in credit and capital markets which could have material and adverse effects on the Company’s financial condition, results of operations and cash flows. In addition, any tariffs imposed by the current administration or other countries may cause further inflationary pressures in the economy, uncertainty and volatility of debt and equity markets, and a slowdown in the U.S. and global economies. Any such tariffs are likely to increase construction costs and further reduce already constrained new supply starts, which could adversely impact the timing of actual completion and/or stabilization of build-to-rent communities, including potential delays due to supply shortages and labor shortages. The long-term impact of these economic developments will largely depend on any future action by the Federal Reserve, future laws that may be enacted, changes in geopolitical conditions and international conflicts, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets. The Company continues to closely monitor the impact of economic volatility on all aspects of its business.

Note 3 – Acquisition of Real Estate

Parkside at Summers Corner

On February 26, 2026, the Company acquired, with full ownership interest, an additional 10 units at Parkside at Summers Corner located in Summerville, South Carolina for an aggregate purchase price of $2.6 million. Units are to be acquired in tranches as construction is completed, and as of March 31, 2026, the Company had acquired 22 of the total 100 units it has committed to purchase.

Purchase Price Allocation

The real estate acquisition above has been accounted for as an asset acquisition. The purchase price was allocated to the acquired assets based on their estimated fair values at the date of acquisition.

The following table summarizes the assets acquired at the acquisition date for the 10 units at Parkside at Summers Corner (amounts in thousands). The Company made no real estate acquisitions during the three months ended March 31, 2025.

Purchase
Price
Allocation
Land	$267
Building	2,205
Building improvements	73
Land improvements	104
Furniture and fixtures	36
Total assets acquired (1)	$2,685
(1)	The $2.7 million of total assets acquired includes $0.1 million of acquisition expenses that have been capitalized as the acquisition of the 10 units at Parkside at Summers Corner has been accounted for as an asset acquisition.

Note 4 – Sale of Real Estate Assets and Held for Sale Real Estate Assets

Sale of Consolidated Operating Units

During the first quarter 2026, the Company closed on the following sales: 10 units in the Ballast portfolio, 19 units in the Golden Pacific portfolio, 25 units in the ILE portfolio, 6 units in the Indy-Springfield portfolio, 29 units in the Peak JV 2 portfolio, and the remaining 42 units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sale agreements. The 131 units were all previously classified as held for sale and sold for an aggregate of approximately $22.0 million, subject to certain closing costs, prorations and adjustments typical in such real estate transactions. After deducting the paydown of existing mortgage indebtedness encumbering 25 units in the ILE portfolio of approximately $3.5 million, the sales of the 131 units generated net proceeds of approximately $17.2 million and a gain on sales of approximately $0.6 million. The gain on sales is included in gain on sale of real estate investments, net on the Company’s consolidated statements of operations and comprehensive income (loss).

Held for Sale

At March 31, 2026 and December 31, 2025, the Company classified an aggregate of 58 units and 107 units, respectively, as held for sale on its consolidated balance sheets, with all units reported in the Company’s scattered single-family homes segment. The 58 units classified as held for sale at March 31, 2026 are included in the following portfolios: 19 units of Ballast, 22 units of Golden Pacific, 1 unit of ILE, 12 units of Indy-Springfield, and 4 units of Peak JV 2. At March 31, 2025, the Company classified an aggregate of 138 units as held for sale, with all units reported in the Company’s scattered single-family homes segment. For the three months ended March 31, 2026 and 2025, the Company recorded impairments of $0.6 million and $0.1 million, respectively, related to held for sale units which is included in impairment of real estate investments on its consolidated statements of operations and comprehensive income (loss)

Units classified as held for sale were identified based on submarket analysis and individual unit-level operational review. Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on the Company’s consolidated balance sheets. Real estate assets classified as held for sale generally represent assets that are actively marketed or contracted for sale with the closing expected to occur within one year.

Note 5 - Investments in Real Estate

As of March 31, 2026, the Company held eighteen consolidated investments and five preferred equity investments. The following tables provide summary information regarding the Company’s consolidated investments and preferred equity investments.

Consolidated Investments

		Number of	Ownership
Operating Investment Name	Location / Market	Units (1)	Interest
Residential Communities
Allure at Southpark	Charlotte, NC	350	98%
Amira at Westly	Tampa, FL	408	(2)
Avenue at Timberlin Park	Jacksonville, FL	200	100%
District at Parkview (3)	Stone Mountain, GA	264	55%
Skytop Apartments	Cincinnati, OH	361	(2)
Southern Pines Reserve (3)	Aberdeen, NC	272	8%
Villas at Huffmeister	Houston, TX	294	95%
Wayford at Concord	Concord, NC	150	83%
Yauger Park Villas	Olympia, WA	80	95%
Total Residential Communities Units		2,379

Scattered Single-Family Homes
Ballast	AZ / CO / WA	74	95%
Golden Pacific	IN / KS / MO	142	97%
ILE	TX / SE US	425	95%
Indy-Springfield	IN / MO	298	100%
Peak JV 2	Various / TX	520	100%
Savannah-84	Savannah, GA	84	100%
Total Scattered Single-Family Homes		1,543
Total Operating Units		3,922

Development / Lease-up Investment Name
Residential Communities
Abode Wendell Falls (4)	Wendell, NC	170	100%
Harmony at Clear Creek (4)	Shawnee, KS	188	85%
Parkside at Summers Corner (5)	Summerville, SC	22	100%
Total Development Units		380
Total Units		4,302
(1)	Total number of units includes an aggregate of 58 units classified as held for sale, with such units included in the following portfolios: 19 units of Ballast, 22 units of Golden Pacific, 1 unit of ILE, 12 units of Indy-Springfield, and 4 units of Peak JV 2.
(2)	Amira at Westly and Skytop Apartments are held through the Company’s DST Program (refer to Note 9 for further information). The Amira at Westly DST and Skytop Apartments DST have been fully subscribed with equity from individual investors.
(3)	District at Parkview and Southern Pines Reserve are held through the Company’s DST Program.
(4)	Represents a development project with no units delivered as of March 31, 2026.
(5)	Parkside at Summers Corner represents a development project with units to be acquired in tranches as construction is completed. Of the total 100 units that the Company has committed to acquire, 22 units had been acquired as of March 31, 2026.

Depreciation expense was $7.3 million and $5.6 million for the three months ended March 31, 2026 and 2025, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. Amortization expense related to the in-place leases was $1.5 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively.

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

Note 6 – Notes and Interest Receivable

At March 31, 2026 and December 31, 2025, the Company held no loan investments and there were no outstanding interest receivable amounts due to the Company.

Allowance for Credit Losses

The allowance for credit losses of the Company’s loan investments at December 31, 2025 is summarized in the table below (amounts in thousands). The Company had no allowance for credit loss activity on loan investments during the period ended March 31, 2026.

December 31,
2025
Beginning balance, net as of January 1, 2025	$103
Recovery of credit losses on pool of assets, net (1)	(103)
Allowance for credit losses, net, end of period	$—
(1)

Under CECL, a provision for, or recovery of, credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The recovery of credit losses during the year ended December 31, 2025 was attributable to the removal of the two remaining investments from the pool of assets.

Following is a summary of the interest income from loan investments for the three months ended March 31, 2025 (amounts in thousands). The Company did not record any interest income from loan investments during the three months ended March 31, 2026 as it held no loan investments during this period.

Three Months Ended
March 31,
Investment Name	2025
Wayford at Pringle (1)	$327
Willow Park (1)	176
Total	$503
(1)	In February and May 2025, the Company’s loan investments in Wayford at Pringle and Willow Park were paid off in full, respectively, including any accrued but unpaid interest amounts.

Note 7 – Investment in Unconsolidated Real Estate Fund

At March 31, 2026, the Company, through a wholly-owned subsidiary of the Operating Partnership, had one investment in an unconsolidated real estate fund which is accounted for under the equity method. The Company earns a return on its investment which is recognized on a one-quarter lag and is recorded in share of net earnings of equity method investment on its consolidated statements of operations and comprehensive income (loss).

The carrying amount and ownership percentage of the Company’s investment in the unconsolidated real estate fund at March 31, 2026 and December 31, 2025 is summarized below (amounts in thousands).

	March 31, 2026		December 31, 2025
	Company Ownership		Company Ownership
Investment Name	Percentage (1)	Carrying Value	Percentage (1)	Carrying Value
Marble Capital Income and Impact Fund, LP (2)	11.4%	$25,778	11.6%	$25,692
Total		25,778		25,692
(1)	Represents the Company’s ownership percentage at March 31, 2026 and at December 31, 2025.
(2)	The Company accounts for its investment in the Marble Capital Income and Impact Fund, LP under the equity method as the Company considers its degree of influence to be significant.

Summary combined financial information for the Company’s investment in the unconsolidated real estate fund at December 31, 2025, and for the three months and year ended December 31, 2025, is summarized below (amounts in thousands):

December 31,
Balance Sheet	2025
Investments	$220,051
Cash and cash equivalents	7,359
Receivables and other assets	3,072
Total assets	$230,482

Liabilities	$10,394
Partners’ capital	219,985
Non-controlling interest	103
Total liabilities and partners’ capital	$230,482

	Three Months Ended	Year Ended
Operating Statement	December 31, 2025	December 31, 2025
Investment income	$2,702	$10,769
Expenses	(589)	(2,107)
Net investment income	2,113	8,662

Net unrealized gain on investments	939	8,713
Net increase in partners’ capital	$3,052	$17,375

Note 8 – Preferred Equity Investments

At March 31, 2026, the Company, through wholly-owned subsidiaries of the Operating Partnership, had entered into five joint venture agreements for preferred equity investments which are classified as available-for-sale debt securities. The Company earns a fixed return on these investments which is included within income from preferred equity investments on its consolidated statements of operations and comprehensive income (loss). Each joint venture’s purpose is to develop or operate a portfolio of residential units.

The carrying amount of the Company’s preferred equity investments at March 31, 2026 and December 31, 2025 is summarized in the table below (amounts in thousands):

	March 31,	December 31,
Investment Name	2026	2025
Archer at RiverBlue	$1,284	$—
Canvas at Wildwood	12,488	9,862
River Ford	5,695	5,391
Sanford Marketplace	8,581	5,044
Wayford at Innovation Park	15,400	15,400
Total	$43,448	$35,697
Gross unrealized gain, net	129	41
Total, net	$43,577	$35,738

The following table summarizes the net carrying amount and fair value of the Company’s preferred equity investments, which are classified as available-for-sale debt securities, by contractual maturity at March 31, 2026 (amounts in thousands):

	Available-for-sale
	Net carrying amount	Fair value
Due within one year	$21,093	$21,093
Due after one year through three years	21,194	21,194
Due after three years	1,290	1,290
Total	$43,577	$43,577

The following table summarizes the Company’s income from preferred equity investments for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	Three Months Ended March 31,
Investment Name	2026	2025
Archer at RiverBlue	$3	$—
Canvas at Wildwood	479	112
Chandler (1)	—	506
Indigo Cove (2)	—	180
River Ford	280	184
Sanford Marketplace	265	—
The Cottages at Myrtle Beach (1)	—	649
The Cottages of Port St. Lucie (1)	—	681
Wayford at Innovation Park	504	458
Wayford at Pringle (2)	—	340
Total income from preferred equity investments (3)	$1,531	$3,110
(1)	The Company’s preferred equity investments were fully redeemed in 2025 as follows: Chandler in November, The Cottages at Myrtle Beach in April, and The Cottages of Port St. Lucie in July.
(2)	In April 2025, the Company’s preferred equity interests in Indigo Cove and Wayford at Pringle were sold.
(3)	Total income from preferred equity investments includes both current and accrued income amounts. For the three months ended March 31, 2026 and 2025, the accrued portion of the total income was $1.5 million and $2.9 million, respectively. At March 31, 2026 and December 31, 2025, the Company had $9.4 million and $7.9 million, respectively, of total accrued preferred equity income, which is recorded in accounts receivable, prepaids and other assets, net on its consolidated balance sheets.

Preferred Equity Investment Summary

In February 2026, the Company increased its original capital commitment for preferred equity interests in Canvas at Wildwood by $1.5 million, increasing its total investment to $16.1 million. As of March 31, 2026, the Company had funded $28.0 million of its $48.8 million aggregate commitment to fund capital for preferred equity interests in Archer at RiverBlue, Canvas at Wildwood, River Ford, and Sanford Marketplace.

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

The following table summarizes the Company’s offerings in its DST Program at March 31, 2026 (amounts in thousands):

		Net Offering Proceeds
Investment	Location	Raised	Net Real Estate Investments
Amira at Westly (1)	Tampa, FL	$59,812	$101,382
District at Parkview (2)	Stone Mountain, GA	7,021	67,186
Skytop Apartments (1)	Cincinnati, OH	41,117	82,921
Southern Pines Reserve	Aberdeen, NC	31,430	56,467
Total		$139,380	$307,956
(1)The Amira at Westly DST and Skytop Apartments DST have been fully subscribed with equity from individual investors.
(2)District at Parkview was acquired in December 2025.

Note 10— Revolving Credit Facilities

KeyBank Credit Facility

In October 2024, the Company, through a subsidiary of its Operating Partnership, entered into a credit agreement with KeyBank National Association (the “KeyBank Credit Facility”) related to the Company’s DST Program. The KeyBank Credit Facility provides for a revolving loan with a maximum commitment amount of $50 million. The Company has provided a guarantee on any outstanding balance and up to the full commitment and has pledged interests in certain assets as collateral. Borrowings under the KeyBank Credit Facility bear interest per annum, at the Company’s option, at SOFR (Daily Simple or Term) plus 3.60% or the base rate plus 2.50% (base rate determined by reference to the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) Adjusted Term SOFR for a one-month interest period plus 1.00%), and borrowings can be prepaid without premium or penalty. The Company pays a fee on the unused portion of the KeyBank Credit Facility at an annual rate of 0.30%. The KeyBank Credit Facility matures on October 25, 2026 and contains certain financial and operating covenants, including maximum leverage ratio, minimum debt service coverage ratio and minimum tangible net worth. At March 31, 2026 and December 31, 2025, the Company had no outstanding balance on the KeyBank Credit Facility.

Note 11 – Mortgages Payable

The following table summarizes certain information at March 31, 2026 and December 31, 2025 with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of March 31, 2026
	March 31,	December 31,		Interest-only
Property	2026	2025	Interest Rate	through date	Maturity Date
Fixed Rate:
Allure at Southpark	$55,166	$55,166	5.58%	Interest-only	January 1, 2030
Amira at Westly	56,650	56,650	4.81%	Interest-only	November 1, 2034
Avenue at Timberlin Park	23,660	23,660	5.47%	August 2027	August 1, 2029
District at Parkview	38,625	38,625	5.18%	Interest-only	January 1, 2036
ILE (1)	17,995	23,096	4.30%	(2)	(1)
Skytop Apartments	57,525	57,525	4.98%	Interest-only	October 1, 2035
Southern Pines Reserve	30,739	30,739	5.13%	Interest-only	May 1, 2035
Villas at Huffmeister	26,713	26,846	3.56%	(2)	October 1, 2029
Yauger Park Villas (3)	13,634	13,720	4.86%	(2)	April 1, 2026
Total Fixed Rate	$320,707	$326,027

Floating Rate:
DB Loan (4)	$55,000	$60,000	5.45%	Interest-only	October 4, 2027
Harmony at Clear Creek (5)	1	1	6.83%	Interest-only	September 30, 2028
ILE (6)	19,838	21,782	6.52%	Interest-only	October 1, 2027
Wayford at Concord (7)	32,973	32,973	4.73%	May 2027	May 1, 2029
Total Floating Rate	$107,812	$114,756
Total	$428,519	$440,783
Fair value adjustments	(1,994)	(2,075)
Deferred financing costs, net	(9,715)	(10,316)
Total mortgages payable	$416,810	$428,392
(1)

ILE’s fixed rate debt represents the aggregate debt outstanding across two separate credit agreements. Of the outstanding balance, one credit agreement (“CA1”) has a balance of $13.6 million at a fixed rate of 3.75%, and the second credit agreement (“CA2”) has a balance of $4.4 million at a fixed rate of 6.00%. CA2 bears interest at a floating rate that is subject to an interest rate swap to effectuate a fixed rate; refer to Note 13 for further information. CA1 matures in 2026; CA2 matures in 2028. The ILE credit agreements contain certain financial and operating covenants, including minimum liquidity and minimum debt service coverage.

(2)	The loan requires monthly payments of principal and interest.
(3)

The principal balance includes a $9.4 million senior loan at a fixed rate of 4.81% and a $4.2 million supplemental loan at a fixed rate of 4.96%. On April 1, 2026, the Company entered into a new floating rate loan and paid off the previous fixed rate senior and supplemental loans.

(4)

The Deutsche Bank loan (“DB Loan”) bears interest at one-month Term SOFR plus 2.95%. In March 2026, the one-month Term SOFR was 3.67%. The Term SOFR rate is subject to a 2.50% rate cap through April 2026; refer to Note 13 for further information. The DB Loan contains certain financial and operating covenants, including maximum leverage, minimum debt yield and minimum debt service coverage.

(5)	Represents a construction loan with a maximum commitment of $46.5 million. At March 31, 2026, a negligible amount was drawn on the loan.
(6)	The ILE loan bears interest at one-month Term SOFR plus 2.85%, subject to a 6.50% rate floor, and contains a minimum debt service coverage covenant. In March 2026, the one-month Term SOFR was 3.67%.
(7)

The Wayford at Concord loan bears interest at the 30-day average SOFR plus 2.23%. In March 2026, the 30-day average SOFR was 3.67%. SOFR rate is subject to a 2.50% rate cap through April 2027; refer to Note 13 for further information.

Deferred financing costs

Costs incurred in obtaining long-term financing are amortized on a straight-line basis to interest expense over the terms of the related financing agreements, as applicable, which approximates the effective interest method. Amortization of deferred financing costs, including amounts related to the revolving credit facility (refer to Note 10 for further information), for the three months ended March 31, 2026 and 2025 was $0.7 million and $0.7 million, respectively.

Fair value adjustments of debt

The Company records a fair value adjustment based upon the fair value of the loans on the date they were assumed in conjunction with acquisitions. The fair value adjustments are being amortized to interest expense over the remaining life of the loans. Amortization of fair value adjustments for the three months ended March 31, 2026 and 2025 was $0.1 million and $0.1 million, respectively.

Loss on Extinguishment of Debt and Debt Modification Costs

Upon repayment of or in conjunction with a material change (i.e., a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes-off any unamortized deferred financing costs and fair market value adjustments related to the original debt that was extinguished. Prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized would also be included within loss on extinguishment of debt and debt modification costs on the consolidated statements of operations and comprehensive income (loss). The Company had a negligible amount of loss on extinguishment of debt and no debt modification costs during the three months ended March 31, 2026 and 2025.

Debt maturities

The following table summarizes the Company’s contractual principal payments of its borrowings at March 31, 2026 for the five subsequent years and thereafter (amounts in thousands):

Year	Total
2026 (April 1 – December 31)	$27,716
2027	75,945
2028	5,703
2029	80,450
2030	55,166
Thereafter	183,539
$428,519
Add: Unamortized fair value debt adjustment	(1,994)
Subtract: Deferred financing costs, net	(9,715)
Total	$416,810

The net book value of real estate assets providing collateral for these above borrowings was $770.1 million at March 31, 2026.

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

Fair Value of Financial Instruments

At March 31, 2026 and December 31, 2025, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due from and due to affiliates, accounts payable, other accrued liabilities, and distributions payable approximate their fair value based on their highly liquid nature and/or short-term maturities and are classified in Level 1 of the fair value hierarchy. The carrying values of notes receivable approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

At March 31, 2026 and December 31, 2025, the fair value of the Marble Fund is based upon the net asset value reported within the Marble Fund’s financial information. This financial information represents market prices within an inactive market as the Marble Fund prices units based on the net asset value of the fund. Entrants to the fund are priced based upon the current net asset value of the fund at the time of investment. As such, the carrying value of the Marble Fund approximates fair value, and the financial information used to determine the fair value of the Company’s investment in the Marble Fund represents market-corroborated inputs of the asset, which is considered a Level 2 input within the fair value hierarchy. Refer to Note 7 for further information on the Marble Fund.

At March 31, 2026 and December 31, 2025, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $422.1 million and $436.4 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $426.5 million and $438.7 million, respectively. The fair value of mortgages payable is estimated based on interest rates obtained from a third party for similar types of borrowing arrangements and accordingly, the fair value of mortgages payable is classified in Level 2 of the fair value hierarchy.

The carrying values and fair values of the Company’s financial instruments recorded at fair value on a recurring basis at March 31, 2026 and December 31, 2025 are summarized in the table below (amounts in thousands):

		March 31, 2026		December 31, 2025
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Preferred equity investments (1)	Level 3	$43,577	$43,577	$35,738	$35,738
Derivative financial instruments (2)	Level 2	514	514	679	679
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

The Company’s operating units classified as held for sale for which it has recorded impairments, measured at fair value on a non-recurring basis, for the three months ended March 31, 2026 and 2025 are summarized in the table below (amounts in thousands). The units classified as held for sale are all reported in the Company’s scattered single-family homes segment.

	Three Months Ended
	March 31,
Investment in operating units classified as held for sale (Level 3)	2026	2025
Pre-impairment amount	$5,470	$1,652
Total impairments (1)	(601)	(124)
Fair value (2)	$4,869	$1,528
(1)	Impairment amounts are included in impairment of real estate investments on the Company’s consolidated statements of operations and comprehensive income (loss).
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

Fair Value Measurements on a Nonrecurring Basis

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its operating real estate and related intangible assets may not be recoverable. If the Company does not believe that it will be able to recover the carrying value of operating real estate and related intangible assets, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the operating real estate and related intangible assets. Fair value is determined by using valuation techniques appropriate to the specific operating asset, which may include discounted cash flow analysis or a broker’s opinion of value. These valuation methods utilize inputs that fall within Level 3 of the fair value hierarchy. No impairment losses on operating real estate and related intangible assets were recorded during the three months ended March 31, 2026 and 2025.

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

At March 31, 2026, the Company had interest rate caps and swaps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying interest rate for $92.4 million of the Company’s debt. The following table summarizes the Company’s derivative financial instruments at March 31, 2026 ($ in thousands):

	Interest Rate Caps	Interest Rate Swaps
Notional balance	$139,493	$4,380
Number of instruments	3	1
Earliest maturity date (1)	May 2026	August 2028
Latest maturity date	October 2027	August 2028

(1)In April 2026, the Company executed a new interest rate cap agreement associated with the DB loan (refer to Note 11 for more information). The new agreement became effective upon the expiration of the prior rate cap in May 2026. The new rate cap provides for a notional amount of $55.0 million and carries a maturity date of May 2027.

The table below presents the classification and fair value of the Company’s derivative financial instruments on its consolidated balance sheets at March 31, 2026 and December 31, 2025 (amounts in thousands):

Derivatives not designated as hedging		Fair Values of Derivative Instruments
instruments under ASC 815-20	Balance Sheet Location	March 31, 2026	December 31, 2025
Interest rate caps	Accounts receivable, prepaids and other assets, net	$474	$616
Interest rate swaps	Accounts receivable, prepaids and other assets, net	40	63

The table below presents the classification and effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2026 and 2025 (amounts in thousands):

		The Effect of Derivative Instruments
		on the Statements of Operations and Comprehensive Income (Loss)
Derivatives not designated as hedging	Location of Loss	Three Months Ended March 31,
instruments under ASC 815-20	Recognized in Income	2026	2025
Interest rate caps	Interest expense, net	$(141)	$(637)
Interest rate swaps	Interest expense, net	(23)	(141)

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

For the three months ended March 31, 2026, the Company recorded a base management fee of $2.7 million, of which $0.2 million shall be paid in C-LTIP Units with the remainder paid in cash. For the three months ended March 31, 2025, the Company recorded a base management fee of $2.5 million, of which $0.2 million was paid in C-LTIP Units with the remainder paid in cash. There have been no incentive fee expenses incurred during 2026 or the year ended December 31, 2025.

For the three months ended March 31, 2026 and 2025, the Company recorded (i) operating expense reimbursements of $1.0 million and $1.0 million, respectively, and (ii) direct expense reimbursements of $0.1 million and $0.1 million, respectively. Both the operating and direct expense reimbursements were, or shall be, paid in cash to the Manager and recorded as part of general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss).

The table below presents the related party amounts payable to the Manager at March 31, 2026 and December 31, 2025 pursuant to the terms of the Management Agreement (amounts in thousands). The Company records these payables in due to affiliates on its consolidated balance sheets.

	March 31,	December 31,
Amounts payable to the Manager under the Management Agreement	2026	2025
Base management fee	$2,688	$2,682
Operating and direct expense reimbursements	1,092	1,206
Offering expense reimbursements	47	97
Total amounts payable to the Manager	$3,827	$3,985

DST Program

Acquisition Fees

The Company, through consolidated subsidiaries associated with its DST Program, incurs a one-time acquisition fee for each DST private placement offering. The Company did not incur any one-time acquisition fees during the three months ended March 31, 2026 and 2025 as it did not acquire any properties associated with its DST Program during these periods. Refer to Note 9 for further information on the Company’s DST Program.

Asset Management Fees

The Company engaged a related party as the DST asset manager to provide certain management services and oversee the performance of the property manager. The Company has agreed to pay an asset management fee equal to a stated percentage per annum of the purchase price of each property in the DST Program. During the three months ended March 31, 2026 and 2025, the Company incurred asset management fees related to the DST Program of $0.2 million and $0.05 million, respectively, which are recorded within property management and asset management fees on the Company’s consolidated statements of operations and comprehensive income (loss).

The table below presents amounts payable to related parties at March 31, 2026 and December 31, 2025 (amounts in thousands) related to the Company’s DST Program. The Company records these payables in due to affiliates on its consolidated balance sheets.

Amounts payable to related parties – DST Program	March 31, 2026	December 31, 2025
One-time acquisition fees	$3,080	$5,293
Asset management fees	429	317
Total amounts payable to related parties – DST Program	$3,509	$5,610

District at Parkview DST

In December 2025, the Company, through a DST, acquired District at Parkview to be included in its DST Program. The purchase price of $66.6 million was funded with (i) a $38.6 million senior loan secured by District at Parkview, (ii) cash of $21.3 million funded by the Company, and (iii) cash of $9.7 million funded by Bluerock Real Estate Holdings, LLC, an affiliate of the Manager, with amounts inclusive of certain adjustments typical in such real estate transactions.

Unconsolidated Real Estate Fund

The Company’s investment in the Marble Fund, which is an unconsolidated real estate fund (refer to Note 7 for further information), is accounted for under the equity method as the Company considers its degree of influence to be significant. As such, the Company’s investment in the Marble Fund is considered a related party investment. The Company earns a return on its investment which is recognized on a one-quarter lag and is recorded in share of net earnings of equity method investment on its consolidated statements of operations and comprehensive income (loss). At March 31, 2026 and December 31, 2025, the Company had $0.2 million and $0.2 million, respectively, of related party amounts payable to the Marble Fund pertaining to carried interest. The Company records these payables in due to affiliates on its consolidated balance sheets.

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

The table below presents the related party amounts receivable from BREH at March 31, 2026 and December 31, 2025 pursuant to the terms of the Leasehold Cost-Sharing Agreement (amounts in thousands). The Company records these receivables in due from affiliates on its consolidated balance sheets.

Amounts receivable from BREH under the Leasehold Cost-Sharing Agreement	March 31, 2026	December 31, 2025
Capital improvement cost reimbursements	$599	$621
Operating and direct expense reimbursements	34	32
Total amounts receivable from BREH	$633	$653

At March 31, 2026 and December 31, 2025, the Company had no other receivables due from any related parties.

Harmony at Clear Creek Development

In 2025, the Company entered into a joint venture agreement with an unaffiliated third party (the “Harmony JV”) to develop Harmony at Clear Creek, an approximately 188-unit residential community located in Shawnee, Kansas. Separately, the Harmony JV entered into a joint venture agreement with BTR Preferred Investments, LLC (“BTR Preferred”), an entity that includes an affiliate of the Manager, in which BTR Preferred committed to fund up to $16.8 million of preferred equity interests in the Harmony at Clear Creek development. At March 31, 2026, BTR Preferred had not funded any of the committed amount.

Archer at RiverBlue

In December 2025, the Company entered into a joint venture agreement with two unaffiliated third parties to develop Archer at RiverBlue, an approximately 245-unit residential community located in Asheville, North Carolina. The Company and one joint venture partner will each hold preferred equity interests in Archer at RiverBlue, and the remaining joint venture partner will hold the common equity interests. Per the terms of the joint venture agreement, the common equity partner is obligated to pay a facilitation fee in an amount equal to $0.6 million to Bluerock Enterprise Holdings, LP, an affiliate of the Manager, for consulting services to be provided to the common equity partner.

Selling Commissions and Dealer Manager Fees

The Company engaged Bluerock Capital Markets, LLC, an affiliate of the Manager, as dealer manager for offerings in its DST Program, the offering of its Series B Preferred Stock, and previous offering of its Series A Preferred Stock (refer to Note 15 for further information on the Company’s preferred stock offerings). For offerings in its DST Program, the Company pays up to 8.65% of the gross offering proceeds from the offerings as selling commissions and dealer manager fees. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers. For its offering of Series B Preferred Stock and its previous offering of Series A Preferred Stock (refer to Note 15 for further information), the Company pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company. For the three months ended March 31, 2026 and related to the offering of its Series B Preferred Stock, the Company incurred $0.2 million in selling commissions and discounts and $0.1 million in dealer manager fees and discounts. For the three months ended March 31, 2026 and related to the previous offering of its Series A Preferred Stock, the Company incurred $0.3 million in selling commissions and discounts and $0.1 million in dealer manager fees and discounts. In addition, the Manager was, or shall be, reimbursed by the Company for offering costs of $0.1 million and $0.1 million in conjunction with the offering of its Series B Preferred Stock and previous offering of its Series A Preferred Stock, respectively, during the three months ended March 31, 2026. The selling commissions, dealer manager fees, discounts and reimbursements for offering costs were recorded as a reduction to the proceeds of the offering.

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

The following table reconciles the components of basic and diluted net loss per common share for the three months ended March 31, 2026 and 2025 (amounts in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2026	2025
Net loss	$(10,297)	$(7,330)
Less preferred stock dividends	(2,609)	(2,010)
Less preferred stock accretion	(993)	(523)
Less dividends on restricted stock and LTIP Units expected to vest	(58)	(62)
Addback net loss attributable to noncontrolling interests	10,466	7,334
Net loss attributable to common stockholders	$(3,491)	$(2,591)

Weighted average common shares outstanding (1)	3,898,102	3,864,622
Potential dilutive shares (2)	—	—
Weighted average common shares outstanding and potential dilutive shares (1)	3,898,102	3,864,622

Net loss per common share, basic	$(0.90)	$(0.67)
Net loss per common share, diluted	$(0.90)	$(0.67)
(1)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.
(2)

For the three months ended March 31, 2026 and 2025, the diluted shares calculations exclude the following as the effects are antidilutive: (i) potential vesting of restricted Class A common stock of 30,041 shares and 3,607 shares, respectively, (ii) potential conversion of the Series A Preferred Stock into Class A common stock of 14,111,462 shares and 9,135,723 shares, respectively, and (iii) potential conversion of the Series B Preferred Stock into Class A common stock of 63,793 shares and zero shares, respectively.

The effect of the conversion of OP Units, which are exchangeable for Class A common stock on a one-for-one basis, and LTIP Units are not reflected in the computation of basic and diluted earnings per share, as they are exchangeable for Class A common stock on a one-for-one basis. The income allocable to OP Units is allocated on this same basis and reflected as noncontrolling interests in the accompanying consolidated financial statements. As such, the assumed conversion of these OP Units would have no net impact on the determination of diluted earnings per share.

Series A Redeemable Preferred Stock

In 2023, the Company filed a prospectus supplement to the registration statement on Form S-11 (File No. 333-269415) (the “2023 Registration Statement”) offering a maximum of 20,000,000 shares of 6.0% Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) at $25.00 per share (the “Stated Value”), for a maximum offering amount of $500 million in Series A Preferred Stock (the “Series A Preferred Offering”).

On March 20, 2026, the Company made the final issuance of Series A Preferred Stock pursuant to the Series A Preferred Offering, and on March 31, 2026, the SEC declared effective the Company’s post-effective amendment to the 2023 Registration Statement to terminate the effectiveness of the 2023 Registration Statement and remove all unsold shares of Series A Preferred Stock from registration pursuant to the 2023 Registration Statement. The Company issued a total of 6,527,513 shares of Series A Preferred Stock pursuant to the Series A Preferred Offering, with total net proceeds of approximately $141.8 million after commissions, dealer manager fees, sales discounts and offering costs.

During the three months ended March 31, 2026, the Company issued 190,200 shares of Series A Preferred Stock pursuant to the Series A Preferred Offering with net proceeds of approximately $4.2 million after commissions, dealer manager fees, sales discounts and costs related to establishing the offering of Series A Preferred Stock. Additionally, as of March 31, 2026, the Company, at the request of holders, had redeemed a total of 10,960 shares of Series A Preferred Stock through the issuance of 18,653 shares of Class A common stock and redeemed a total of 43,490 shares of Series A Preferred Stock for $1.0 million in cash.

At the date of issuance, the carrying amount of the Series A Preferred Stock was less than the redemption value. As a result of the Company’s determination that holder redemption is probable, the carrying value will be increased by periodic accretions so that the carrying value will equal the redemption value net of early redemption fees at the earliest redemption date. As of March 31, 2026, the Company had recorded a total of $5.6 million of accretion related to the Series A Preferred Stock.

Series B Redeemable Preferred Stock

In December 2025, the Company filed a prospectus supplement to the registration statement on Form S-11 (File No. 333-290772) offering a maximum of 14,000,000 shares of 7.5% Series B Redeemable Preferred Stock (the “Series B Preferred Stock”) at $25.00 per share, for a maximum offering amount of $350 million in Series B Preferred Stock (the “Series B Preferred Offering”), and on February 20, 2026, the Company made the initial issuances of Series B Preferred Stock pursuant to the Series B Preferred Offering.

As of March 31, 2026, the Company had issued 104,288 shares of Series B Preferred Stock pursuant to the Series B Preferred Offering with net proceeds of approximately $1.5 million after commissions, dealer manager fees, sales discounts and costs related to establishing the offering of Series B Preferred Stock. As of March 31, 2026, the Company had not redeemed any shares of Series B Preferred Stock.

At the date of issuance, the carrying amount of the Series B Preferred Stock was less than the redemption value. As a result of the Company’s determination that holder redemption is probable, the carrying value will be increased by periodic accretions so that the carrying value will equal the redemption value net of early redemption fees at the earliest redemption date. As of March 31, 2026, the Company had recorded a total of $0.2 million of accretion related to the Series B Preferred Stock.

Class A Common Stock Repurchase Plan

On February 28, 2025, the Board authorized a stock repurchase plan for the repurchase of up to an aggregate of $5 million of the Company’s outstanding shares of Class A common stock. The repurchase plan had a term of one year and ended in February 2026. The Company made no repurchases of its Class A common stock under this plan.

On February 10, 2026, the Board authorized a new stock repurchase plan, effective March 1, 2026, for the repurchase, from time to time, of up to an aggregate of $10 million of the Company’s outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Exchange Act of 1934 (the “Exchange Act”) and subject to Rule 10b-5 of the Exchange Act. The repurchase plan has a term of one year and ends on February 28, 2027, and may be discontinued at any time. The extent to which the Company repurchases shares of its Class A common stock under the repurchase plan, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. The Company expects that any repurchases of its Class A common stock will be through open market transactions, subject to market conditions, certain price limitations and other conditions established under the plan. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. As of March 31, 2026, no repurchases of Class A common stock had been made by the Company.

Operating Partnership and Long-Term Incentive Plan Units

As of March 31, 2026, limited partners other than the Company owned approximately 69.50% of the common units of the Operating Partnership (7,365,404 OP Units, or 55.44%, were held by OP Unit holders, and 1,867,211 LTIP Units, or 14.06%, were held by LTIP Unit holders, including 2.36% which were not vested as of March 31, 2026). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash. LTIP Units and C-LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock or, at the Company’s election, cash.

On February 18, 2026, the Company granted 22,252 C-LTIP Units, or approximately $210,000, to the Manager pursuant to the Management Agreement as partial payment of the total base management fee of $2.7 million for the fourth quarter 2025. Such C-LTIP Units were fully vested upon issuance.

In the future, the Operating Partnership may issue OP Units or preferred OP Units from time to time in connection with acquisitions of properties or for financing, compensation or other reasons.

Equity Incentive Plans

The Company has in effect the Bluerock Homes Trust, Inc. Amended and Restated Equity Incentive Plan for Individuals (the “Amended Individuals Plan”) and the Bluerock Homes Trust, Inc. Amended and Restated Equity Incentive Plan for Entities (the “Amended Entities Plan”). Together, the Company refers to the Amended Individuals Plan and the Amended Entities Plan as the “BHM Incentive Plans.” The BHM Incentive Plans provide for the grant of options to purchase shares of our common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards, and are administered by the compensation committee of the Board.

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

LTIP Units

On January 1, 2026, the Company granted 7,824 LTIP Units pursuant to the BHM Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance and the Company recognized expense of $0.3 million based on the fair value at the date of grant, with such expense recorded as part of general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss).

The Company recognizes compensation expense ratably over the vesting period for time-based LTIP Units based on the fair value at the date of grant. During the three months ended March 31, 2026 and 2025, the Company recognized compensation expense for such LTIP Units of approximately $0.7 million and $0.7 million, respectively. Such expense was recorded as part of general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). As of March 31, 2026, there was $3.7 million of total unrecognized compensation expense related to unvested LTIP Units granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 1.6 years. Once vested, these awards of LTIP Units may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Company, and may then be redeemed for cash or, at the option of the Company and after a one year holding period (including any period during which the LTIP Units were held), settled in shares of the Company’s Class A common stock on a one-for-one basis. The holders of such LTIP Units will be entitled to receive “distribution equivalents” with respect to such LTIP Units, whether or not vested, at the same time distributions are paid to the holders of the Company’s Class A common stock.

Restricted Stock

The Company recognizes compensation expense ratably over the vesting period for time-based RSGs. During the three months ended March 31, 2026 and 2025, the Company recognized compensation expense for RSGs of approximately $0.2 million and $0.2 million, respectively. Such expense was recorded as part of general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). As of March 31, 2026, there was $1.2 million of total unrecognized compensation expense related to the unvested RSGs granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 1.7 years.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

Declaration Date	Record Date	Amount	Paid / Payable Date
Class A common stock
March 11, 2025	December 24, 2025	$0.125	January 5, 2026
March 10, 2026	March 25, 2026	0.125	April 2, 2026
Class C common stock
March 11, 2025	December 24, 2025	$0.125	January 5, 2026
March 10, 2026	March 25, 2026	0.125	April 2, 2026
Series A Preferred Stock (1)
October 15, 2025	December 24, 2025	$0.125	January 5, 2026
January 15, 2026	January 23, 2026	0.125	February 5, 2026
January 15, 2026	February 25, 2026	0.125	March 5, 2026
January 15, 2026	March 25, 2026	0.125	April 2, 2026
Series A Preferred Enhanced Special Dividend (2)
October 15, 2025	December 24, 2025	$0.010417	January 5, 2026
January 15, 2026	January 23, 2026	0.010417	February 5, 2026
January 15, 2026	February 25, 2026	0.010417	March 5, 2026
January 15, 2026	March 25, 2026	0.010417	April 2, 2026
Series B Preferred Stock (1)
January 15, 2026	January 23, 2026	$0.15625	February 5, 2026
January 15, 2026	February 25, 2026	0.15625	March 5, 2026
January 15, 2026	March 25, 2026	0.15625	April 2, 2026
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

Distributions declared and paid for the three months ended March 31, 2026 were as follows (amounts in thousands):

	Distributions
2025	Declared	Paid
First Quarter
Class A common stock	$506	$506
Class C common stock	1	1
Series A Preferred Stock (1)	2,595	2,570
Series B Preferred Stock	14	1
OP Units	921	921
LTIP / C-LTIP Units	233	227
Total first quarter	$4,270	$4,226
(1)	Series A Preferred Stock amounts include the standard dividend at an annual rate of 6.0% of the Stated Value and any enhanced special dividends.

Note 16 – Commitments and Contingencies

The aggregate amount of the Company’s contractual commitments to fund future cash obligations in certain of its preferred equity investments was $20.8 million and $27.0 million at March 31, 2026 and December 31, 2025, respectively. In addition, the Company has two consolidated residential communities (Abode Wendell Falls and Harmony at Clear Creek) under construction comprised of an aggregate of 358 units. At March 31, 2026, the Company estimates the remaining costs to complete the construction of these two residential communities to be approximately $111.3 million. The Company intends to finance these costs through a combination of available cash, proceeds from construction loans, and preferred equity capital contributions. The Company also committed to acquire an aggregate of 100 residential community units known as Parkside at Summers Corner. The Company expects acquisitions to occur in tranches as construction is completed, and as of March 31, 2026, 78 units remain to be acquired, representing an aggregate purchase price of $20.0 million.

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Lessee – Operating Lease

In connection with the Company moving its New York (Manhattan) headquarters, effective May 2024, the Company, as lessee, and an unaffiliated third-party landlord entered into the NY Premises Lease (hereinafter, the “Lease”) for the NY Premises. In accordance with ASC Topic 842 Leases, the Company classifies the Lease as an operating lease, and by way of practical expedient, the Company has elected to account for lease and non-lease (ex. common area maintenance) components of the Lease as a single lease component in its consolidated statements of operations and comprehensive income (loss). The Company recognizes the single lease component on a straight-line basis over the term of the Lease, and expenses that are non-components of the lease, such as real estate taxes for which the Company is not a direct beneficiary of the arrangement, are expensed in the period in which the obligation for those payments are incurred. For the three months ended March 31, 2026 and 2025, the Company recorded $0.1 million and $0.1 million, respectively, of net rent expense related to the Lease.

Upon commencement of the Lease in November 2024, the Company recorded a right-of-use asset of $5.1 million and a lease liability of $5.0 million on its consolidated balance sheets. The right-of-use asset is included within accounts receivable, prepaids and other assets, net, and the lease liability is included within other accrued liabilities. In determining the right-of-use asset and lease liability, the discount rate implicit in the Lease was not readily determinable. As such, the Company used a third-party analysis to determine that a discount rate of 7.61% approximated the incremental borrowing rate that it would incur for a loan that was of a similar term as the Lease and with a similar form of underlying collateral. At March 31, 2026, the remaining right-of-use asset and lease liability balances were $4.2 million and $4.7 million, respectively, and the remaining Lease term was approximately 5.3 years. In addition, the Company incurred tenant improvement costs related to the renovation and buildout of the NY Premises which are capitalized and included within net real estate investments on the Company’s consolidated balance sheets. Such tenant improvement costs are depreciated on a straight-line basis over the term of the Lease.

The following table summarizes the future minimum lease payments and total operating lease liability as of March 31, 2026 (amounts in thousands):

Year	Total
2026 (April 1 – December 31)	$803
2027	1,070
2028	1,070
2029	1,070
2030	1,106
Thereafter	667
Total future minimum lease payments (undiscounted cash flows)	$5,786
Difference between future undiscounted cash flows and discounted cash flows	(1,052)
Total operating lease liability	$4,734

Note 17 – Segment Information

The Company owns and operates residential real estate assets that generate rental and other property-related income through the leasing of residential units to a diverse base of tenants. The Company evaluates operating performance on an individual property investment level and based on the investments’ similar economic characteristics. The Company’s Chief Operating Decision Makers (“CODMs”) are its Chief Executive Officer, Chief Investment Officer and Chief Financial Officer. The CODMs’ primary financial measure for operating performance is NOI as it measures the core operations of property performance by excluding corporate level expenses and those other items not related to property operating performance. CODMs are provided financial reports which include an income statement with property revenues, property operating expenses, and property net income. These financial reports assist the CODMs in assessing the Company’s financial performance and in allocating resources appropriately. The Company views its residential real estate assets as two reportable segments consisting of (i) residential communities and (ii) scattered single-family homes. The CODMs do not distinguish or group operations on a geographic, tenant or other basis when assessing the financial performance of the Company’s portfolio of properties/investments.

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

The following table summarizes NOI by the Company’s reportable segments for the three months ended March 31, 2026 and 2025, and reconciles NOI to net loss attributable to common stockholders on the Company’s statements of operations and comprehensive income (loss) (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Rental and other property revenues
Residential communities	$12,751	$8,109
Scattered single-family homes	6,950	7,801
Total rental and other property revenues	19,701	15,910

Property operating expenses
Residential communities	5,264	3,502
Scattered single-family homes	3,817	4,150
Total property operating expenses	9,081	7,652

Net operating income
Residential communities	7,487	4,607
Scattered single-family homes	3,133	3,651
Total net operating income	10,620	8,258
Reconciling items:
Interest income from loan investments	—	503
Property management and asset management fee expenses	(1,571)	(1,325)
General and administrative expenses	(3,114)	(3,057)
Management fees to related party	(2,688)	(2,540)
Acquisition and other transaction costs	(43)	(76)
Weather-related losses, net	(250)	—
Impairment of real estate investments	(601)	(124)
Depreciation and amortization	(8,858)	(7,492)
Other expense, net	(882)	(59)
Income from preferred equity investments	1,531	3,110
Share of net earnings of equity method investment	296	—
Recovery of credit losses, net	—	102
Gain on sale of real estate investments, net	584	827
Loss on extinguishment of debt	(36)	(4)
Interest expense, net	(6,485)	(6,211)
Interest income	1,276	1,104
Income tax expense	(76)	(346)
Net loss	(10,297)	(7,330)
Preferred stock dividends	(2,609)	(2,010)
Preferred stock accretion	(993)	(523)
Net loss attributable to noncontrolling interests	10,466	7,334
Net loss attributable to common stockholders	$(3,433)	$(2,529)

The following table reconciles the Company’s total rental and other property revenues for reportable segments to total revenues on the Company’s consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues
Rental and other property revenues
Residential communities	$12,751	$8,109
Scattered single-family homes	6,950	7,801
Total rental and other property revenues	19,701	15,910
Interest income from loan investments	—	503
Total revenues	$19,701	$16,413

At March 31, 2026 and December 31, 2025, net real estate assets totaled $558.0 million and $556.2 million for residential communities, respectively, and $288.9 million and $311.8 million for scattered single-family homes, respectively.

Note 18 – Subsequent Events

Declaration of Dividends

Declaration Date	Record Date	Amount	Paid / Payable Date
Series A Preferred Stock
April 13, 2026	April 24, 2026	$0.125	May 5, 2026
April 13, 2026	May 22, 2026	0.125	June 5, 2026
April 13, 2026	June 25, 2026	0.125	July 2, 2026
Series A Preferred Enhanced Special Dividend
April 13, 2026	April 24, 2026	(1)	May 5, 2026
April 13, 2026	May 22, 2026	(1)	June 5, 2026
April 13, 2026	June 25, 2026	(1)	July 2, 2026
Series B Preferred Stock (2)
April 13, 2026	April 24, 2026	$0.15625	May 5, 2026
April 13, 2026	May 22, 2026	0.15625	June 5, 2026
April 13, 2026	June 25, 2026	0.15625	July 2, 2026
(1)	Holders of record of Series A Preferred Stock shares are entitled to an enhanced special dividend equal to the amount by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average of the one-month Term SOFR for each day commencing on the 26th of the prior month to the 25th of the applicable month, plus (II) two percent, divided by (b) twelve, exceeds (ii) the standard monthly dividend of $0.125 per share of Series A Preferred Stock. The enhanced special dividend will be aggregated with the standard monthly dividend so as to effect a dividend rate on the Series A Preferred Stock that is subject to a 6.5% minimum and 8.5% maximum annual rate.
(2)	Holders of record of newly issued Series B Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series B Preferred Stock was outstanding.

Distributions Paid

The following distributions were declared and/or paid to the Company’s stockholders subsequent to March 31, 2026 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distribution per Share	Total Distribution
Class A common stock	March 10, 2026	March 25, 2026	April 2, 2026	$0.125000	$506
Class C common stock	March 10, 2026	March 25, 2026	April 2, 2026	0.125000	1
Series A Preferred Stock (1)	January 15, 2026	March 25, 2026	April 2, 2026	0.135417	875
Series B Preferred Stock	January 15, 2026	March 25, 2026	April 2, 2026	0.156250	13
OP Units	March 10, 2026	March 25, 2026	April 2, 2026	0.125000	921
LTIP / C-LTIP Units	March 10, 2026	March 25, 2026	April 2, 2026	0.125000	233

Series A Preferred Stock (1)	April 13, 2026	April 24, 2026	May 5, 2026	0.135417	875
Series B Preferred Stock	April 13, 2026	April 24, 2026	May 5, 2026	0.156250	22
Total					$3,446
(1)	Series A Preferred Stock distribution per share amounts include the standard dividend at an annual rate of 6.0% of the Stated Value and any enhanced special dividends.

Parkside at Summers Corner

On April 23, 2026, the Company acquired, with full ownership interest, an additional 10 units at Parkside at Summers Corner located in Summerville, South Carolina for an aggregate purchase price of $2.6 million. Units are to be acquired in tranches as construction is completed, and as of the date of this Quarterly Report on Form 10-Q, the Company has acquired 32 of the total 100 units it has committed to purchase.

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

Additional factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the impact of volatility in capital and credit markets, or unfavorable changes in economic conditions, including those caused by inflation and rising interest rates, in the markets in which we operate;
●	the impact of epidemics, pandemics, or other outbreaks of illness, disease or virus (such as the outbreak of novel coronavirus (“COVID-19”) and its variants) and the actions taken by government authorities and other related thereto, including the ability of our company, our properties and our tenants to operate;
●	the factors included in this Quarterly Report on Form 10-Q, including those set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	use of proceeds of our securities offerings;
●	changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, tariffs and global trade tensions, government deficits, high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;
●	adverse economic trends and changes in economic conditions, including slower growth or recession, changes to fiscal and monetary policy, inflation, changing interest rates, tariffs and international trade policies and disputes, geopolitical conditions, structural shifts and regulatory changes to the commercial banking systems of the U.S. and Western Europe, labor shortages, currency fluctuations, challenges in global supply chains, and the effects of international conflicts on global markets;
●	fluctuations and relative increases in interest rates, which could adversely affect our ability to obtain financing on favorable terms or at all;
●	the inability of tenants to pay rent;
●	the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors’ properties based on considerations such as convenience of location, rental rates and safety record;

●	increased operating costs, including increased real property taxes, homeowners association (“HOA”) fees, maintenance, insurance and utilities costs;
●	weather conditions that may increase or decrease energy costs and other weather-related expenses;
●	oversupply of rental housing or a reduction in demand for real estate in the markets in which our properties are located;
●	development, redevelopment, and construction risks that could affect our profitability;
●	costs and time period required to convert acquisitions to rental properties;
●	a favorable interest rate environment that may result in a significant number of potential residents of our properties deciding to purchase homes instead of renting;
●	rules, regulations and/or policy initiatives by government and private actors, including HOAs, to discourage or deter the purchase of residential properties by entities owned or controlled by institutional investors;
●	our ability to lease newly acquired or newly constructed residential properties;
●	changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes;
●	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs;
●	the board of directors’ determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid (if any);
●	our ability to qualify and maintain our qualification as a real estate investment trust (“REIT”); and
●	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes.

Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this report. All forward-looking statements are made as of the date of this report and the risk that actual results will differ materially from the expectations expressed in this report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this report, whether as a result of new information, future events, changed circumstances or any other reason. The forward-looking statements should be read in light of the risk factors set forth in Item 1A of this Quarterly Report on Form 10-Q, in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2026, and subsequent filings by us with the SEC, or “Risk Factors”.

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

As of March 31, 2026, we held twenty-four real estate investments, consisting of eighteen consolidated investments, five preferred equity investments, and one unconsolidated real estate fund investment. The twenty-three consolidated and preferred equity investments represent an aggregate of 5,451 residential units, comprised of 4,302 consolidated units, of which 380 units are under development or in lease-up, and 1,149 units through preferred equity investments, which includes planned units and those under development. As of March 31, 2026, our consolidated operating investments were approximately 92.0% occupied; excluding units classified as held for sale and down/renovation units, our consolidated operating investments were approximately 93.6% occupied.

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

Industry Segments

We own and operate residential real estate assets that generate rental and other property-related income through the leasing of residential units to a diverse base of tenants. We view our residential real estate assets as two reportable segments consisting of (i) residential communities and (ii) scattered single-family homes. Our Chief Operating Decision Makers, which are our Chief Executive Officer, Chief Investment Officer and Chief Financial Officer, do not distinguish or group operations on a geographic, tenant or other basis when assessing the financial performance of our portfolio of properties/investments.

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

Inflation and Related Economic Volatility

During the three months ended March 31, 2026, economic uncertainty and stock market volatility continued due to a number of factors, including persistent inflation, interest rate uncertainty, concerns about tariffs, supply chain or trade disruptions and geopolitical conflict. While these factors did not have a significant adverse impact on us during the three months ended March 31, 2026, they may adversely impact us in the future. Inflation and its related impacts, including increased prices for services and goods and higher interest rates and wages, and any policy interventions by the U.S. government, could negatively impact our residents’ ability to pay rents and our results of operations. Substantially all our leases are for a term of one year or less, which we believe mitigates our exposure to inflation, by permitting us to set rents commensurate with inflation (subject to rent regulations to the extent they apply and assuming our current or prospective residents will accept and can pay commensurate increased rents, of which there can be no assurance). Inflation could outpace any increases in rent and adversely affect us. We may not be able to mitigate the effects of inflation and related impacts, and the duration and extent of any prolonged periods of inflation, and any such related adverse effects on our results of operations and financial condition are unknown at this time. Inflation may also cause increased volatility in financial markets, which could affect our ability to access the capital markets or impact the cost or timing at which we are able to do so. Inflation may also increase the costs to complete our development projects, including costs of materials, labor and services from third-party contractors and suppliers. Higher construction costs could adversely impact our investments in real estate assets and our expected yields on development projects. We continue to monitor increases in inflation and rising interest rates and resulting economic changes in credit and capital markets, as well as direct and indirect impacts resulting from the uncertainty related to, or changes to, the overall regulatory and economic environment and from geopolitical conditions and the effects of international conflicts on global markets.

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

Other weakened economic conditions, including job losses, high unemployment levels, stock market volatility, and uncertainty about the future, could adversely affect rental rates and occupancy levels. In addition, during 2025, the current U.S. administration has introduced tariffs on imports from a broad set of countries, including Canada, Mexico, European Union member states, Japan and China, in response to which global trading partners have imposed or may impose their own tariffs. In response to a February 2026 U.S. Supreme Court holding that the administration may not rely on the International Emergency Economic Powers Act, or IEEPA, to impose broad-based tariffs, the administration has since turned to alternative temporary statutory authorities to maintain certain surcharges and has indicated that it intends to preserve a broader tariff regime through other trade rules and legal authorities. Such U.S. tariffs, together with actual and potential additional tariffs imposed by the current administration or other countries, contributed to increased volatility in financial markets and interest rates during 2025 and may cause further inflationary pressures in the economy, uncertainty and volatility of debt and equity markets, and a slowdown in the U.S. and global economies in the future. Such tariffs are likely to increase construction costs and further reduce already constrained new supply starts, which could adversely impact the timing of actual completion and/or stabilization of our build-to-rent communities, including potential delays due to supply shortages and labor shortages. Any of these factors could depress economic activity and have a material adverse effect on our business, financial condition, cash flows, and our results of operations.

Other Significant Developments

Investment Activity Summary

Provided below is a summary of our investment activity during the three months ended March 31, 2026.

Parkside at Summers Corner

We acquired, with full ownership interest, an additional 10 units at Parkside at Summers Corner located in Summerville, South Carolina for an aggregate purchase price of $2.6 million. Units are to be acquired in tranches as construction is completed, and as of March 31, 2026, we had acquired 22 of the total 100 units we have committed to purchase.

Sale of Consolidated Operating Units

We closed on the following sales: 10 units in the Ballast portfolio, 19 units in the Golden Pacific portfolio, 25 units in the ILE portfolio, 6 units in the Indy-Springfield portfolio, 29 units in the Peak JV 2 portfolio, and the remaining 42 units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sale agreements. The 131 units were all previously classified as held for sale and sold for an aggregate of approximately $22.0 million, subject to certain closing costs, prorations and adjustments typical in such real estate transactions. After deducting the paydown of existing mortgage indebtedness encumbering 25 units in the ILE portfolio of approximately $3.5 million, the sales of the 131 units generated net proceeds of approximately $17.2 million and a gain on sales of approximately $0.6 million. The gain on sales is included in gain on sale of real estate investments, net on our consolidated statements of operations and comprehensive income (loss).

Preferred Equity Investment Summary

We increased our original capital commitment for preferred equity interests in Canvas at Wildwood by $1.5 million, increasing our total investment to $16.1 million. As of March 31, 2026, we had funded $28.0 million of our $48.8 million aggregate commitment to fund capital for preferred equity interests in Archer at RiverBlue, Canvas at Wildwood, River Ford, and Sanford Marketplace.

Held for Sale

At March 31, 2026 and December 31, 2025, we classified an aggregate of 58 units and 107 units, respectively, as held for sale on our consolidated balance sheets, with all units reported in our scattered single-family homes segment. The 58 units classified as held for sale at March 31, 2026 are included in the following portfolios: 19 units of Ballast, 22 units of Golden Pacific, 1 unit of ILE, 12 units of Indy-Springfield, and 4 units of Peak JV 2. At March 31, 2025, we classified an aggregate of 138 units as held for sale, with all units reported in our scattered single-family homes segment. For the three months ended March 31, 2026 and 2025, we recorded impairments of $0.6 million and $0.1 million, respectively, related to held for sale units which is included in impairment of real estate investments on our consolidated statements of operations and comprehensive income (loss).

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

Series A Redeemable Preferred Stock

In 2023, we filed a prospectus supplement to the registration statement on Form S-11 (File No. 333-269415) (the “2023 Registration Statement”) offering a maximum of 20,000,000 shares of 6.0% Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) at $25.00 per share (the “Stated Value”), for a maximum offering amount of $500 million in Series A Preferred Stock (the “Series A Preferred Offering”).

On March 20, 2026, we made the final issuance of Series A Preferred Stock pursuant to the Series A Preferred Offering, and on March 31, 2026, the SEC declared effective our post-effective amendment to the 2023 Registration Statement to terminate the effectiveness of the 2023 Registration Statement and remove all unsold shares of Series A Preferred Stock from registration pursuant to the 2023 Registration Statement. We issued a total of 6,527,513 shares of Series A Preferred Stock pursuant to the Series A Preferred Offering, with total net proceeds of approximately $141.8 million after commissions, dealer manager fees, sales discounts and offering costs.

During the three months ended March 31, 2026, we issued 190,200 shares of Series A Preferred Stock pursuant to the Series A Preferred Offering with net proceeds of approximately $4.2 million after commissions, dealer manager fees, sales discounts and costs related to establishing the offering of Series A Preferred Stock. Additionally, as of March 31, 2026, we, at the request of holders, had redeemed a total of 10,960 shares of Series A Preferred Stock through the issuance of 18,653 shares of Class A common stock and redeemed a total of 43,490 shares of Series A Preferred Stock for $1.0 million in cash.

Series B Redeemable Preferred Stock

In December 2025, we filed a prospectus supplement to the registration statement on Form S-11 (File No. 333-290772) offering a maximum of 14,000,000 shares of 7.5% Series B Redeemable Preferred Stock (the “Series B Preferred Stock”) at $25.00 per share, for a maximum offering amount of $350 million in Series B Preferred Stock (the “Series B Preferred Offering”), and on February 20, 2026, we made the initial issuances of Series B Preferred Stock pursuant to the Series B Preferred Offering.

As of March 31, 2026, we had issued 104,288 shares of Series B Preferred Stock pursuant to the Series B Preferred Offering with net proceeds of approximately $1.5 million after commissions, dealer manager fees, sales discounts and costs related to establishing the offering of Series B Preferred Stock. As of March 31, 2026, we had not redeemed any shares of Series B Preferred Stock.

Stockholders’ Equity

Our total stockholders’ equity decreased $3.9 million from $128.7 million as of December 31, 2025 to $124.8 million as of March 31, 2026. The decrease in our total stockholders’ equity is primarily attributable to net loss attributable to common stockholders of $3.4 million and common stock dividends declared of $0.5 million.

Results of Operations

The following is a summary of our consolidated real estate investments as of March 31, 2026:

							Occupancy –
							Excluding Held
		Number of	Average	Ownership	Average	Occupancy –	for Sale/Reno
Operating Investment Name	Market / Location	Units (1)	Year Built	Interest	Rent (2)	All Units (3)	Units (4)
Residential Communities
Allure at Southpark	Charlotte, NC	350	2014	98%	$1,673	94.9%	97.1%
Amira at Westly	Tampa, FL	408	1999/2023	(5)	1,833	95.3%	95.6%
Avenue at Timberlin Park	Jacksonville, FL	200	2001	100%	1,577	94.5%	95.0%
District at Parkview (6)	Stone Mountain, GA	264	2023	55%	1,918	95.1%	95.4%
Skytop Apartments	Cincinnati, OH	361	2024	(5)	1,710	92.0%	92.5%
Southern Pines Reserve (6)	Aberdeen, NC	272	2000/2003	8%	1,473	96.0%	96.3%
Villas at Huffmeister	Houston, TX	294	2007	95%	1,599	94.9%	95.2%
Wayford at Concord	Concord, NC	150	2019	83%	2,143	99.3%	100.0%
Yauger Park Villas	Olympia, WA	80	2010	95%	2,491	100.0%	100.0%
Total Residential Communities Units / Average		2,379			$1,752	95.1%	95.7%

Scattered Single-Family Homes
Ballast	AZ / CO / WA	74	1998	95%	$2,112	52.7%	70.9%
Golden Pacific	IN / KS / MO	142	1978	97%	1,801	54.2%	63.3%
ILE	TX / SE US	425	1990	95%	1,868	96.0%	96.2%
Indy-Springfield	IN / MO	298	1999	100%	1,433	94.0%	96.5%
Peak JV 2	Various / TX	520	1982	100%	1,404	88.5%	89.1%
Savannah-84	Savannah, GA	84	2022	100%	1,884	96.4%	96.4%
Total Scattered Single-Family Homes / Average		1,543			$1,629	87.2%	90.2%
Total Operating Units / Average		3,922			$1,705	92.0%	93.6%

Development / Lease-up Investment Name
Residential Communities
Abode Wendell Falls (7)	Wendell, NC	170	—	100%	—	—	—
Harmony at Clear Creek (7)	Shawnee, KS	188	—	85%	—	—	—
Parkside at Summers Corner (8)	Summerville, SC	22	2025/2026	100%	—	—	—
Total Development Units		380
Total Units		4,302
(1)

Total operating units includes an aggregate of 58 units classified as held for sale, with such units included in the following portfolios: 19 units of Ballast, 22 units of Golden Pacific, 1 unit of ILE, 12 units of Indy-Springfield, and 4 units of Peak JV 2.

(2)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the three months ended March 31, 2026.
(3)	Percent occupied is calculated as (i) the number of units occupied as of March 31, 2026 divided by (ii) total number of units, expressed as a percentage.
(4)

Percent occupied is calculated as (i) the number of units occupied as of March 31, 2026 divided by (ii) total number of units, expressed as a percentage, and excludes 58 units classified as held for sale and an aggregate of 16 down/renovation units.

(5)

Amira at Westly and Skytop Apartments are held through our DST Program (refer to Note 9 of our consolidated financial statements for further information). The Amira at Westly DST and Skytop Apartments DST have been fully subscribed with equity from individual investors.

(6)	District at Parkview and Southern Pines Reserve are held through our DST Program.
(7)

Represents a development project with no units delivered as of March 31, 2026. Abode Wendell Falls commenced construction in 2024 and Harmony at Clear Creek is anticipated to commence construction in 2026.

(8)

Parkside at Summers Corner represents a development project with units to be acquired in tranches as construction is completed. Of the total 100 units that we have committed to acquire, 22 units had been acquired as of March 31, 2026.

The following is a summary of our consolidated operational results by reportable segment for the three months ended March 31, 2026 and 2025 ($ in thousands, except average rental rates):

	Three Months Ended March 31,
	2026	2025	Variance
Rental and other property revenues
Residential communities	$12,751	$8,109	57.2%
Scattered single-family homes	6,950	7,801	(10.9)%
Total rental and other property revenues	$19,701	$15,910	23.8%

Property operating expenses
Residential communities	$5,264	$3,502	50.3%
Scattered single-family homes	3,817	4,150	(8.0)%
Total property operating expenses	$9,081	$7,652	18.7%

Net operating income
Residential communities	$7,487	$4,607	62.5%
Scattered single-family homes	3,133	3,651	(14.2)%
Total net operating income	$10,620	$8,258	28.6%

Residential communities	94.8%	94.2%	60	bps
Scattered single-family homes	87.4%	89.9%	(250)	bps
Average occupancy percentage (1)	91.9%	91.8%	10	bps

Residential communities	$1,752	$1,816	(3.5)%
Scattered single-family homes	1,629	1,590	2.5%
Average rental rate (2)	$1,705	$1,695	0.6%
(1)	Represents the average of the ending occupancy as of the last day of each month in the period presented for all units in our consolidated portfolio.
(2)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the period presented.

The following is a summary of our preferred equity and loan investments as of March 31, 2026:

			Total Actual /		Actual /	Actual /	Actual /
		Actual /	Estimated		Estimated	Estimated	Estimated		Estimated
		Planned	Construction	Cost to Date	Construction	Initial	Construction		Average
Development Investment Name (1)	Location	Number of Units	Cost (in millions)	(in millions)	Cost Per Unit	Occupancy	Completion	% Occupied	Rent (2)
River Ford	Brunswick, GA	170	$51.6	$23.4	$303,529	2Q 2026	1Q 2027	—	$2,004
Sanford Marketplace	Sanford, NC	300	59.6	17.8	198,667	4Q 2026	2Q 2027	—	1,587
Canvas at Wildwood	Wildwood, FL	224	60.3	19.0	269,196	4Q 2026	4Q 2027	—	1,937
Archer at RiverBlue	Asheville, NC	245	71.8	14.6	293,061	1Q 2028	2Q 2028	—	2,113
Total Development Units		939

Operating Investment Name (3)
Wayford at Innovation Park	Charlotte, NC	210						87.6%	2,325
Total Operating Units		210
Total Units/Average		1,149							$1,959
(1)	None of the development investments had commenced lease-up as of March 31, 2026.
(2)

For development investments, represents the average pro forma effective monthly rent per occupied unit for all expected occupied units during the first full quarter of stabilization. For the operating investment, represents the average effective monthly rent per occupied unit.

(3)	Operating investment represents a stabilized operating property.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenue

Rental and other property revenues increased $3.8 million, or 24%, to $19.7 million for the three months ended March 31, 2026 as compared to $15.9 million for the same prior year period. The increase was primarily due to: (i) the acquisition of 897 units at three residential communities, which was partially offset by the sales of 258 single-family units in our portfolio since January 1, 2025, and (ii) rental rate improvement from our active management and organic market rent growth.

Our average rent per occupied unit increased $10, or 0.6%, to $1,705 as compared to $1,695 during the prior year period. Average occupancy increased 10 basis points from 91.8% to 91.9% on a year over year basis. Our single-family rental rates increased 2.5% from active management and organic growth, and residential communities decreased 3.5% primarily as a result of our newly acquired properties rental rates being lower than average rental rate at $1,621 per month.

Interest income from loan investments amounted to zero for the three months ended March 31, 2026 as compared to $0.5 million for the same prior year period due to the full payoff of two loan investments since the first quarter of 2025.

Expenses

Property operating expenses increased $1.4 million, or 18%, to $9.1 million for the three months ended March 31, 2026 as compared to $7.7 million for the same prior year period. The increase was primarily due to the acquisition of 897 units at three residential communities, which was partially offset by sales of 258 single-family units in our portfolio since January 1, 2025.

Property management and asset management fee expenses were $1.6 million for the three months ended March 31, 2026 as compared to $1.3 million in the same prior year period. Property management fees are based on a stated percentage of property revenues and asset management fees are based on a stated percentage of capital contributions or assets under management, where applicable.

General and administrative expenses amounted to $3.1 million for the three months ended March 31, 2026 as compared to $3.1 million for the same prior year period. Of the $3.1 million total expense in the first quarter 2026, $2.1 million relates to direct costs incurred by us, while the remaining $1.0 million relates to the operating expense reimbursement to our Manager, which includes rent, utilities, accounting and legal services, and IT expenses.

Management fees to related party amounted to $2.7 million for the three months ended March 31, 2026 as compared to $2.5 million for the same prior year period. The increase was due to an increase in equity primarily from our Series A and Series B Preferred Offerings. For the first quarter of 2026, we will pay $0.2 million of the base management fee in C-LTIP Units with the remainder in cash.

Acquisition and other transaction costs were minimal for the three months ended March 31, 2026 and amounted to $0.1 million for the same prior year period. Acquisition costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Weather-related losses amounted to $0.3 million for the three months ended March 31, 2026 as compared to zero for the same prior year period. The 2026 expense relates to damage at one residential community.

Impairment of real estate investments amounted to $0.6 million for the three months ended March 31, 2026 as compared to $0.1 million for the same prior year period. An impairment loss is recognized when we determine that the carrying value of operating and/or held for sale real estate, and related intangible assets, exceeds their estimated fair value. Impairment amounts recorded during the three months ended March 31, 2026 and 2025 relate to held for sale single-family units.

Depreciation and amortization expenses were $8.9 million for the three months ended March 31, 2026 as compared to $7.5 million for the same prior year period, with the increase primarily due to the acquisition of three residential communities since January 1, 2025. The increase was partially offset by (i) the sales of single-family units in our portfolio since January 1, 2025 and (ii) in-place leases being fully amortized at two residential communities prior to 2026.

Other Income and Expense

Other income and expense amounted to expense of $3.7 million for the three months ended March 31, 2026 as compared to expense of $1.1 million for the same prior year period. This was primarily due to a decrease in preferred returns of $1.6 million as investments in our preferred equity investments decreased to $43.4 million at March 31, 2026 as compared to $82.2 million at December 31, 2024 due to the redemption and/or sale of five preferred equity investments partially offset by two new preferred equity investments, and $0.9 million of deferred offering costs that were expensed following the termination of our Series A Preferred Offering during the first quarter of 2026.

Income Tax Expense

Income tax expense amounted to $0.1 million for the three months ended March 31, 2026 as compared to $0.3 million for the same prior year period. This decrease was primarily attributable to income tax expense recorded in the prior year period related to two preferred equity investments that were sold during 2025.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net loss attributable to common stockholders together with a reconciliation to NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net loss attributable to common stockholders	$(3,433)	$(2,529)
Add back: Net loss attributable to Operating Partnership Units	(7,824)	(5,661)
Net loss attributable to common stockholders and unit holders	(11,257)	(8,190)
Net loss attributable to partially owned properties’ noncontrolling interests	(2,642)	(1,673)
Real estate depreciation and amortization	8,844	7,476
Non-real estate depreciation and amortization	14	16
Non-cash interest expense	771	758
Unrealized loss on derivatives	164	778
Recovery of credit losses	—	(102)
Property management and asset management fees	1,571	1,325
Management fees to related party	2,688	2,540
Acquisition and other transaction costs	43	76
Corporate operating expenses	3,114	3,057
Weather-related losses, net	250	—
Loss on extinguishment of debt costs	36	4
Interest income	(1,276)	(1,104)
Preferred dividends	2,609	2,010
Preferred stock accretion	993	523
Other expense, net	882	59
Income tax expense	76	346
Income from preferred equity investments	(1,531)	(3,110)
Share of net earnings of equity method investment	(296)	—
Interest income from loan investments	—	(503)
Impairment of real estate investments	601	124
Gain on sale of real estate investments, net	(584)	(827)
Total property income	5,070	3,583
Add back: Interest expense	5,550	4,675
Net operating income	$10,620	$8,258

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

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our short-term liquidity needs could be affected by various risks and uncertainties, including the risks detailed in Part I, Item 1A titled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 27, 2026. While consolidated occupancy excluding units classified as held for sale and down/renovation units remains strong at 93.6% as of March 31, 2026, in future periods we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants.

In October 2024, we launched a program (collectively, the “DST Program”) to sponsor and raise capital in private placement offerings of beneficial interests in specific Delaware statutory trusts (each, a “DST”) holding real properties (each, a “DST Property”). We expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions and create future pipeline acquisition opportunities. In conjunction with the DST Program, our Operating Partnership has issued certain non-interest bearing demand notes in relation to its role as the master tenant (the “Master Tenant”) under certain master leases (the “Master Leases”) related to the DST Program (the “Demand Notes”), which could be called upon if the net operating cash flow is insufficient to pay the rent required under the Master Leases (subject to limited deferral rights) or satisfy its other obligations under the Master Leases. As compensation for the Operating Partnership’s obligations under the Master Leases, we will share in the rent paid by the tenants of the underlying properties in accordance with the waterfall set forth in the applicable Master Lease. As of March 31, 2026, we had four DST Properties (Amira at Westly, District at Parkview, Skytop Apartments and Southern Pines Reserve) in our DST Program and raised net offering proceeds of $139.4 million, issued demand notes of $2.3 million, and had $308.0 million in total net real estate investments associated with the DST Program. The Amira at Westly DST and Skytop Apartments DST had been fully subscribed with equity from individual investors as of March 31, 2026.

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

In general, we believe our available cash balances, cash flows from operations, proceeds from the offering of our Series B Preferred Stock, proceeds from the revolving credit facility, proceeds from our DST Program, proceeds from future mortgage debt financings for acquisitions and/or development projects, and other financing arrangements will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. In general, we expect that our results related to our existing portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of residential properties and build-to-rent communities.

We believe we will be able to meet our primary liquidity requirements going forward through, among other sources:

●	$170.1 million in cash available at March 31, 2026;
●	capacity of $50 million on the revolving credit facility, all of which was available at March 31, 2026 for use in our DST Program;
●	proceeds from future mortgage debt financings for acquisition and/or development projects;
●	cash generated from operating activities; and
●	proceeds from the offering of our Series B Preferred Stock and potential offerings of common and preferred stock, as well as issuances of units of limited partnership interest in our Operating Partnership (“OP Units”).

The following table summarizes our contractual obligations, and estimated future required payments on these obligations, related to our mortgage notes secured by our properties as of March 31, 2026 (amounts in thousands). The revolving credit facility had no outstanding balance at the end of the period.

	Total	2026	2027-2028	2029-2030	Thereafter
Mortgages Payable (Principal)	$428,519	$27,716	$81,648	$135,616	$183,539
Estimated Interest Payments on Mortgages Payable	120,658	16,296	37,733	24,371	42,258
Total	$549,177	$44,012	$119,381	$159,987	$225,797

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

As of March 31, 2026, we had contractual commitments to fund future cash obligations in certain of our preferred equity investments in the aggregate of $20.8 million. In addition, we have two consolidated residential communities (Abode Wendell Falls and Harmony at Clear Creek) under construction comprised of an aggregate of 358 units. As of March 31, 2026, we estimate that the remaining costs associated with the completion of construction for these two residential communities will be approximately $111.3 million. We intend to finance these costs through a combination of available cash, proceeds from construction loans, and preferred equity capital contributions. We also committed to acquire an aggregate of 100 residential community units known as Parkside at Summers Corner. We expect acquisitions to occur in tranches as construction is completed, and as of March 31, 2026, 78 units remain to be acquired, representing an aggregate purchase price of $20.0 million.

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

On February 28, 2025, our board of directors (the “Board”) authorized a stock repurchase plan for the repurchase of up to an aggregate of $5 million of our outstanding shares of Class A common stock. The repurchase plan had a term of one year and ended in February 2026. We made no repurchases of our Class A common stock under this plan.

On February 10, 2026, the Board authorized a new stock repurchase plan, effective March 1, 2026, for the repurchase, from time to time, of up to an aggregate of $10 million of our outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Exchange Act of 1934 (the “Exchange Act”) and subject to Rule 10b-5 of the Exchange Act. The repurchase plan has a term of one year and ends on February 28, 2027, and may be discontinued at any time. The extent to which we repurchase shares of our Class A common stock under the repurchase plan, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. We expect that any repurchases of our Class A common stock will be through open market transactions, subject to market conditions, certain price limitations and other conditions established under the plan. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. As of March 31, 2026, we had not made any repurchases of our Class A common stock.

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

We intend to finance our long-term liquidity requirements with net proceeds of additional issuances of common and preferred stock, including issuances in connection with the continuous registered offering of our Series B Preferred Stock, our revolving credit facility, our DST Program, as well as future acquisition or project-based borrowings. Our success in meeting these requirements will therefore depend upon our ability to access capital. Further, our ability to access equity capital is dependent upon, among other things, general market conditions for REITs and the capital markets in general, market perceptions about us and our asset class, and current trading prices of our securities.

As we did in the three months ended March 31, 2026, we may also selectively sell consolidated operating assets at appropriate times, which would be expected to generate cash sources for both our short-term and long-term liquidity needs.

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. In October 2024, we entered into a credit agreement related to our DST Program with KeyBank National Association and a syndicate of other lenders which provides for a revolving loan with a maximum commitment amount of $50 million. We believe this revolving credit facility will serve as our primary debt source that will continue to enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. The revolving credit facility contains certain financial and operating covenants. As of March 31, 2026, we were in compliance with all covenants under our credit facility. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain distributions paid on our Series A Preferred Stock and Series B Preferred Stock in accordance with the terms which require monthly dividends. While our distributions through March 31, 2026 have been paid from cash flow from operations and in accordance with our policy, distributions in the future may be paid from cash flow from operations, proceeds from the offering of our Series B Preferred Stock, proceeds from the DST Program, the sales of assets, and additional sources, such as from borrowings.

We have preferred equity interests in properties that are in various stages of development and operating, and our preferred equity investments are structured to provide a current and/or accrued preferred return during all phases. Each joint venture in which we own a preferred equity interest is required to redeem our preferred equity interests, plus any accrued preferred return, based on a fixed maturity date, generally in relation to the property’s construction loan or mortgage loan maturity. Upon redemption of the preferred equity interests, our income, funds from operations (“FFO”), core funds from operations (“CFFO”) and cash flows could be reduced below the preferred returns currently being recognized. Alternatively, if the joint ventures do not redeem our preferred membership interest when required, our income, FFO, CFFO and cash flows could be reduced if the development project does not produce sufficient cash flow to pays its operating expenses, debt service and preferred return obligations. We previously held notes receivable investments that were structured as senior loans. In the future, we may make additional notes receivable investments structured as senior loans or through mezzanine financing. The notes receivable provided a current stated return and required repayment based on a fixed maturity date. If the property did not repay the notes receivable upon maturity, our income, FFO, CFFO and cash flows could have been reduced below the stated returns if the property did not produce sufficient cash flow to pay its operating expenses and debt service, or to refinance its debt obligations. As we evaluate our capital position and capital allocation strategy, we may consider alternative means of financing our development loan and preferred equity investment activities at the subsidiary level.

Off-Balance Sheet Arrangements

As of March 31, 2026, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of March 31, 2026, we entered into five joint venture agreements which are classified as available-for-sale debt securities.

Cash Flows from Operating Activities

As of March 31, 2026, we held twenty-four real estate investments, consisting of eighteen consolidated investments, five preferred equity investments, and one unconsolidated real estate fund investment, with the twenty-three consolidated and preferred equity investments representing an aggregate of 5,451 residential units. During the three months ended March 31, 2026, net cash used in operating activities was $8.5 million after net loss of $10.3 million was adjusted for the following:

●	an increase in accounts receivable, prepaids and other assets of $5.1 million;
●	a decrease in due to affiliates of $2.2 million; and
●	a decrease in accounts payable and other accrued liabilities of $0.8 million; offset by:
●	non-cash items of $9.6 million; and
●	distributions of income from preferred equity investments of $0.3 million.

Cash Flows from Investing Activities

During the three months ended March 31, 2026, net cash provided by investing activities was $6.4 million due to the following:

●	$20.7 million of proceeds from the sales of real estate investments; offset by:
●	$7.8 million used in investments in preferred equity investments;
●	$3.8 million used on capital expenditures; and
●	$2.7 million used in acquiring consolidated real estate investments.

Cash Flows from Financing Activities

During the three months ended March 31, 2026, net cash used in financing activities was $0.8 million due to the following:

●	$12.3 million of repayments on mortgages payable;
●	$2.6 million of distributions to preferred stockholders;
●	$2.2 million in cash distributions paid to partially owned properties’ noncontrolling interests;
●	$1.1 million of distributions to noncontrolling interests;
●	$0.5 million of distributions to common stockholders; and
●	$0.1 million paid for the redemption of Series A Preferred Stock; offset by:
●	$11.7 million of contributions from noncontrolling interests;
●	net proceeds of $4.2 million from the issuance of shares of Series A Preferred Stock; and
●	net proceeds of $2.1 million from the issuance of shares of Series B Preferred Stock.

Capital Expenditures

The following table summarizes our total capital expenditures for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	Three Months Ended
	March 31,
	2026	2025
New development	$3,102	$1,933
Redevelopment/renovations	112	1,302
Routine capital expenditures	695	1,030
Normally recurring capital expenditures	327	195
Total capital expenditures	$4,236	$4,460

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

The table below presents our calculation of FFO and CFFO for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net loss attributable to common stockholders	$(3,433)	$(2,529)
Add back: Net loss attributable to Operating Partnership Units	(7,824)	(5,661)
Net loss attributable to common stockholders and unit holders	(11,257)	(8,190)

Real estate depreciation and amortization	8,844	7,476
Impairment of real estate investments	601	124
Gain on sale of real estate investments, net	(584)	(827)
Adjustment for partially owned properties’ noncontrolling interests	(3,479)	(694)
FFO attributable to common stockholders and unit holders	(5,875)	(2,111)

Acquisition and other transaction costs	43	76
Non-cash interest expense	771	758
Unrealized loss on derivatives	164	778
Recovery of credit losses	—	(102)
Non-cash returns on unconsolidated real estate funds	(36)	—
Weather-related losses, net	250	—
Loss on extinguishment of debt costs	36	4
Non-real estate depreciation and amortization	14	16
Other expense (income), net	906	(16)
Non-cash equity compensation	1,505	1,373
Non-recurring income tax expense	—	168
Preferred stock accretion	993	523
Adjustment for partially owned properties’ noncontrolling interests	(340)	(178)
CFFO attributable to common stockholders and unit holders	$(1,569)	$1,289

Per Share and Unit Information:
FFO attributable to common stockholders and unit holders - diluted	$(0.46)	$(0.17)
CFFO attributable to common stockholders and unit holders - diluted	$(0.12)	$0.10

Weighted average common shares and units outstanding - diluted	12,879,500	12,527,468

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

Distributions

Declaration Date	Record Date	Amount	Paid / Payable Date
Class A common stock
March 11, 2025	December 24, 2025	$0.125	January 5, 2026
March 10, 2026	March 25, 2026	0.125	April 2, 2026
Class C common stock
March 11, 2025	December 24, 2025	$0.125	January 5, 2026
March 10, 2026	March 25, 2026	0.125	April 2, 2026
Series A Preferred Stock (1)
October 15, 2025	December 24, 2025	$0.125	January 5, 2026
January 15, 2026	January 23, 2026	0.125	February 5, 2026
January 15, 2026	February 25, 2026	0.125	March 5, 2026
January 15, 2026	March 25, 2026	0.125	April 2, 2026
Series A Preferred Enhanced Special Dividend (2)
October 15, 2025	December 24, 2025	$0.010417	January 5, 2026
January 15, 2026	January 23, 2026	0.010417	February 5, 2026
January 15, 2026	February 25, 2026	0.010417	March 5, 2026
January 15, 2026	March 25, 2026	0.010417	April 2, 2026
Series B Preferred Stock (1)
January 15, 2026	January 23, 2026	$0.15625	February 5, 2026
January 15, 2026	February 25, 2026	0.15625	March 5, 2026
January 15, 2026	March 25, 2026	0.15625	April 2, 2026
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

Subsequent Events

Other than the items disclosed in Note 18 “Subsequent Events” to our interim Consolidated Financial Statements for the period ended March 31, 2026, no material events have occurred that required recognition or disclosure in these financial statements. Refer to Note 18 of our interim Consolidated Financial Statements for discussion.

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

Our interest rate risk is monitored using a variety of techniques. The table below ($ in thousands) presents the principal payments and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. Fair value adjustments and unamortized deferred financing costs, net, of approximately $(11.7) million are excluded. At March 31, 2026, the revolving credit facility had no outstanding balance.

	2026	2027	2028	2029	2030	Thereafter	Total
Mortgage Notes Payable	$27,716	$75,945	$5,703	$80,450	$55,166	$183,539	$428,519
Weighted Average Interest Rate	4.30%	6.56%	5.72%	5.04%	5.58%	4.99%	5.32%

The fair value of mortgages payable is estimated at $422.1 million at March 31, 2026.

The table above incorporates those exposures that exist at March 31, 2026; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

At March 31, 2026, we had interest rate caps and swaps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps and swaps mitigate our exposure to interest rate risk by providing a ceiling on the underlying interest rate for $92.4 million of our debt.

Based on our debt outstanding and interest rates in effect at March 31, 2026, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would increase interest expense by approximately $50,000 or decrease interest expense by approximately $50,000, respectively, for the quarter ended March 31, 2026.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2026, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Other than the following, there have been no material changes to our potential risks and uncertainties as presented in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 27, 2026.

Your interests could be subordinated and/or diluted by the incurrence of additional debt, the issuance of additional shares of preferred stock, including additional shares of Series A Preferred Stock and Series B Preferred Stock (together the “Preferred Stock”), and by other transactions.

As of March 31, 2026, our total indebtedness was approximately $428.5 million, and we may incur significant additional debt in the future. The Preferred Stock is subordinate to all our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. In addition, our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of March 31, 2026, the number of preferred shares outstanding was as follows: 6,473,063 shares of Series A Preferred Stock and 104,288 shares of Series B Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Preferred Stock would dilute the interests of the holders of shares of Preferred Stock, and any issuance of preferred stock senior to the Preferred Stock, or any issuance of additional indebtedness, could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Preferred Stock. We may issue preferred stock on parity with the Preferred Stock without the consent of the holders of the Preferred Stock. Other than the right of holders to cause us to redeem the Preferred Stock upon a change of control, none of the provisions relating to the Preferred Stock relate to or limit our indebtedness or afford the holders of shares thereof protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of such shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

4.5

Sixteenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 7, 2025, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-11 (SEC File No. 333-290772) filed on October 8, 2025

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consent of Kroll, LLC, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 17, 2026

99.2	Press release dated February 17, 2026, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 19, 2026

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations and Comprehensive Income (Loss); (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows; (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK HOMES TRUST, INC.

DATE: May 7, 2026	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE: May 7, 2026	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)