Form 10-Q
period 2026-06-30
Bluerock Homes Trust, Inc.
filed 2026-08-13
CIK 1903382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of August 3, 2026

Class A Common Stock: 4,099,539 shares

Class C Common Stock: 8,489 shares

BLUEROCK HOMES TRUST, INC.

FORM 10-Q

June 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	June 30,	December 31,
	2026	2025
ASSETS
Net Real Estate Investments
Land	$116,033	$123,260
Buildings and improvements	731,777	755,813
Furniture, fixtures and equipment	29,766	28,934
Construction in process	15,294	10,050
Total gross operating real estate investments	892,870	918,057
Accumulated depreciation	(74,495)	(65,318)
Total net operating real estate investments	818,375	852,739
Operating real estate held for sale, net	18,382	15,647
Total Net Real Estate Investments	836,757	868,386
Cash and cash equivalents	172,107	169,561
Restricted cash	22,679	24,901
Investment in unconsolidated real estate fund	25,805	25,692
Accounts receivable, prepaids and other assets, net	28,731	21,966
Preferred equity investments, net	55,565	35,738
Other intangible assets, net	5,221	7,494
Due from affiliates	610	653
Non-real estate assets associated with operating real estate held for sale	16	14
TOTAL ASSETS	$1,147,491	$1,154,405

LIABILITIES AND EQUITY
Mortgages payable	$421,919	$428,392
Accounts payable	1,100	1,130
Other accrued liabilities	21,837	20,643
Due to affiliates	7,341	9,782
Distributions payable	2,600	2,504
Liabilities associated with operating real estate held for sale	110	114
Total Liabilities	454,907	462,565
6.0% Series A Redeemable Preferred Stock, liquidation preference $25.00 per share, 30,000,000 shares authorized; 6,457,698 and 6,288,703 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	148,009	142,117
7.5% Series B Redeemable Preferred Stock, liquidation preference $25.00 per share, 14,000,000 shares authorized; 351,304 and no shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	7,729	—
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 206,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock - Class A, $0.01 par value, 562,500,000 shares authorized; 4,099,539 and 4,047,114 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	41	40
Common stock - Class C, $0.01 par value, 187,500,000 shares authorized; 8,489 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Additional paid-in-capital	121,595	121,489
Accumulated (deficit) earnings	(737)	7,200
Accumulated other comprehensive income	50	11
Total Stockholders’ Equity	120,949	128,740
Noncontrolling Interests
Operating partnership units	276,722	292,817
Partially-owned properties	139,175	128,166
Total Noncontrolling Interests	415,897	420,983
Total Equity	536,846	549,723
TOTAL LIABILITIES AND EQUITY	$1,147,491	$1,154,405

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Rental and other property revenues	$19,327	$16,707	$39,028	$32,617
Interest income from loan investments	—	95	—	598
Total revenues	19,327	16,802	39,028	33,215

Expenses
Property operating	9,772	8,177	18,853	15,829
Property management and asset management fees	1,324	1,336	2,895	2,661
General and administrative	2,520	2,665	5,634	5,722
Management fees to related party	2,703	2,606	5,391	5,146
Acquisition and other transaction costs	563	135	606	211
Weather-related losses, net	160	45	410	45
Impairment of real estate investments	520	71	1,121	196
Depreciation and amortization	7,883	7,189	16,741	14,681
Total expenses	25,445	22,224	51,651	44,491

Other (expense) income
Other expense, net	(278)	(15)	(1,160)	(74)
Income from preferred equity investments	2,033	2,306	3,564	5,416
Share of net earnings of equity method investment	307	—	603	—
Recovery of credit losses, net	—	2	—	104
Gain on sale of real estate investments, net	318	929	902	1,757
Gain on sale of available-for-sale investments, net	—	1,450	—	1,450
Loss on extinguishment of debt costs	(1)	(5)	(37)	(9)
Interest expense, net	(6,484)	(5,627)	(12,969)	(11,838)
Interest income	1,264	1,182	2,540	2,286
Total other (expense) income	(2,841)	222	(6,557)	(908)
Loss before income taxes	(8,959)	(5,200)	(19,180)	(12,184)
Income tax expense	—	(626)	(76)	(972)
Net loss	(8,959)	(5,826)	(19,256)	(13,156)
Preferred stock dividends	(2,722)	(2,254)	(5,331)	(4,264)
Preferred stock accretion	(1,568)	(1,273)	(2,561)	(1,796)
Net loss attributable to noncontrolling interests
Operating partnership units	7,951	5,567	15,775	11,228
Partially-owned properties	1,816	1,302	4,458	2,975
Net loss attributable to noncontrolling interests	9,767	6,869	20,233	14,203
Net loss attributable to common stockholders	$(3,482)	$(2,484)	$(6,915)	$(5,013)

Net loss per common share – Basic	$(0.90)	$(0.66)	$(1.80)	$(1.33)
Net loss per common share – Diluted	$(0.90)	$(0.66)	$(1.80)	$(1.33)

Weighted average basic common shares outstanding	3,941,345	3,895,913	3,919,843	3,880,354
Weighted average diluted common shares outstanding	3,941,345	3,895,913	3,919,843	3,880,354

Other comprehensive income
Unrealized gain on available-for-sale investments, net	$39	$612	$128	$2,136
Less unrealized gain attributable to Operating partnership units	(27)	(424)	(89)	(1,477)
Other comprehensive income attributable to common stockholders	12	188	39	659
Comprehensive loss attributable to noncontrolling interests	9,740	6,445	20,144	12,726
Comprehensive loss attributable to common stockholders	$(3,470)	$(2,296)	$(6,876)	$(4,354)

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE THREE MONTHS ENDED JUNE 30, 2026

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock				Accumulated
					Additional	Accumulated	Other
	Number		Number		Paid-in	Earnings	Comprehensive	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	(Deficit)	Income	Interests	Total Equity
Balance, April 1, 2026	4,043,514	$40	8,489	$—	$121,504	$3,260	$38	$420,463	$545,305

Issuance of restricted Class A common stock for equity incentive plan compensation, net of shares withheld for employee taxes and forfeitures	56,025	1	—	—	(69)	—	—	—	(68)
Issuance of long-term incentive plan units (“LTIP Units”) for equity incentive plan compensation	—	—	—	—	—	—	—	721	721
Issuance of C-LTIP Units to Bluerock Homes Manager, LLC (the “Manager”)	—	—	—	—	—	—	—	210	210
Common stock distributions declared	—	—	—	—	—	(515)	—	—	(515)
Series A Preferred Stock distributions declared	—	—	—	—	—	(2,625)	—	—	(2,625)
Series A Preferred Stock accretion	—	—	—	—	—	(1,448)	—	—	(1,448)
Series B Preferred Stock distributions declared	—	—	—	—	—	(97)	—	—	(97)
Series B Preferred Stock accretion	—	—	—	—	—	(120)	—	—	(120)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	(1,168)	(1,168)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	—	(2,603)	(2,603)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	8,171	8,171
Total comprehensive income	—	—	—	—	—	—	12	27	39
Cash redemption of Series A Preferred Stock	—	—	—	—	3	—	—	—	3
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	783	—	—	(783)	—
Adjustment for noncontrolling interest ownership in partially owned properties	—	—	—	—	(626)	—	—	626	—
Net income (loss)	—	—	—	—	—	808	—	(9,767)	(8,959)
Balance, June 30, 2026	4,099,539	$41	8,489	$—	$121,595	$(737)	$50	$415,897	$536,846

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE THREE MONTHS ENDED JUNE 30, 2025

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock				Accumulated
					Additioanl		Other
	Number		Number		Paid-in	Cumulative	Comprehensive	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Earnings	Income	Interests	Total Equity
Balance, April 1, 2025	3,953,219	$40	8,489	$—	$119,083	$17,684	$307	$346,107	$483,221

Issuance of restricted Class A common stock for equity incentive plan compensation, net of shares withheld for employee taxes and forfeitures	99,899	1	—	—	59	—	—	—	60
Issuance of LTIP Units for equity incentive plan compensation	—	—	—	—	—	—	—	789	789
Issuance of C-LTIP Units to the Manager	—	—	—	—	—	—	—	210	210
Common stock distributions declared	—	—	—	—	—	(508)	—	—	(508)
Series A Preferred Stock distributions declared	—	—	—	—	—	(2,254)	—	—	(2,254)
Series A Preferred Stock accretion	—	—	—	—	—	(1,273)	—	—	(1,273)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	(1,146)	(1,146)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	—	(390)	(390)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	16,285	16,285
Total comprehensive income	—	—	—	—	—	—	188	424	612
Cash redemption of Operating Partnership Units	—	—	—	—	8	—	—	(12)	(4)
Holder redemption of Series A Preferred Stock and conversion into Class A common stock	9,550	—	—	—	110	—	—	—	110
Cash redemption of Series A Preferred Stock	—	—	—	—	18	—	—	—	18
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(1,496)	—	—	1,496	—
Adjustment for noncontrolling interest ownership in partially owned properties	—	—	—	—	2,299	—	—	(2,299)	—
Net income (loss)	—	—	—	—	—	1,043	—	(6,869)	(5,826)
Balance, June 30, 2025	4,062,668	$41	8,489	$—	$120,081	$14,692	$495	$354,595	$489,904

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2026

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock				Accumulated
					Additional	Accumulated	Other
	Number		Number		Paid-in	Earnings	Comprehensive	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	(Deficit)	Income	Interests	Total Equity
Balance, January 1, 2026	4,047,114	$40	8,489	$—	$121,489	$7,200	$11	$420,983	$549,723

Issuance of restricted Class A common stock for equity incentive plan compensation, net of shares withheld for employee taxes and forfeitures	52,425	1	—	—	149	—	—	—	150
Issuance of LTIP Units for equity incentive plan compensation	—	—	—	—	—	—	—	1,797	1,797
Issuance of C-LTIP Units to the Manager	—	—	—	—	—	—	—	420	420
Common stock distributions declared	—	—	—	—	—	(1,022)	—	—	(1,022)
Series A Preferred Stock distributions declared	—	—	—	—	—	(5,220)	—	—	(5,220)
Series A Preferred Stock accretion	—	—	—	—	—	(2,250)	—	—	(2,250)
Series B Preferred Stock distributions declared	—	—	—	—	—	(111)	—	—	(111)
Series B Preferred Stock accretion	—	—	—	—	—	(311)	—	—	(311)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	(2,322)	(2,322)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	—	(4,805)	(4,805)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	19,909	19,909
Total comprehensive income	—	—	—	—	—	—	39	89	128
Cash redemption of Series A Preferred Stock	—	—	—	—	16	—	—	—	16
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	303	—	—	(303)	—
Adjustment for noncontrolling interest ownership in partially owned properties	—	—	—	—	(362)	—	—	362	—
Net income (loss)	—	—	—	—	—	977	—	(20,233)	(19,256)
Balance, June 30, 2026	4,099,539	$41	8,489	$—	$121,595	$(737)	$50	$415,897	$536,846

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2025

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock				Accumulated
					Additional		Other
	Number		Number		Paid-in	Cumulative	Comprehensive	Noncontrolling
	of Shares	Par Value	of Shares	Par Value	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance, January 1, 2025	3,953,919	$40	8,489	$—	$118,495	$20,709	$(164)	$327,657	$466,737

Issuance of restricted Class A common stock for equity incentive plan compensation, net of shares withheld for employee taxes and forfeitures	99,199	1	—	—	209	—	—	—	210
Issuance of LTIP Units for equity incentive plan compensation	—	—	—	—	—	—	—	1,803	1,803
Issuance of C-LTIP Units to the Manager	—	—	—	—	—	—	—	455	455
Common stock distributions declared	—	—	—	—	—	(1,004)	—	—	(1,004)
Series A Preferred Stock distributions declared	—	—	—	—	—	(4,264)	—	—	(4,264)
Series A Preferred Stock accretion	—	—	—	—	—	(1,796)	—	—	(1,796)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	(2,279)	(2,279)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	—	(525)	(525)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	41,463	41,463
Total comprehensive income	—	—	—	—	—	—	659	1,477	2,136
Cash redemption of Operating Partnership Units	—	—	—	—	8	—	—	(12)	(4)
Holder redemption of Series A Preferred Stock and conversion into Class A common stock	9,550	—	—	—	110	—	—	—	110
Cash redemption of Series A Preferred Stock	—	—	—	—	18	—	—	—	18
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(3,115)	—	—	3,115	—
Adjustment for noncontrolling interest ownership in partially owned properties	—	—	—	—	4,356	—	—	(4,356)	—
Net income (loss)	—	—	—	—	—	1,047	—	(14,203)	(13,156)
Balance, June 30, 2025	4,062,668	$41	8,489	$—	$120,081	$14,692	$495	$354,595	$489,904

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(19,256)	$(13,156)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,124	15,924
Amortization of fair value adjustments	220	162
Income from preferred equity investments	(3,564)	(5,416)
Share of net earnings of equity method investment	(603)	—
Gain on sale of real estate investments, net	(902)	(1,757)
Impairment of real estate investments	1,121	196
Gain on sale of available-for-sale investments, net	—	(1,450)
Fair value adjustment of interest rate caps and swaps	200	1,234
Recovery of credit losses, net	—	(104)
Loss on extinguishment of debt costs	37	9
Noncash operating lease expense	316	302
Distributions of income from preferred equity investments	—	10,743
Distributions of income from investments in unconsolidated real estate funds	540	—
Share-based compensation attributable to equity incentive plan	2,257	2,212
Share-based compensation to Manager – C-LTIP Units	420	455
Changes in operating assets and liabilities:
Due (from) to affiliates, net	(2,448)	1,828
Accounts receivable, prepaids and other assets	(3,234)	(1,309)
Notes and accrued interest receivable	—	470
Accounts payable and other accrued liabilities	1,094	4,670
Net cash (used in) provided by operating activities	(5,678)	15,013

Cash flows from investing activities:
Acquisitions of real estate investments	(10,699)	(58,650)
Capital expenditures	(9,111)	(8,929)
Investment in preferred equity investments	(19,700)	(8,051)
Purchase of interest rate cap	(691)	(1,564)
Proceeds from sale of real estate investments	36,817	13,735
Proceeds from sale and redemption of preferred equity investments	—	30,779
Investment in unconsolidated real estate fund	—	(25,000)
Repayments on notes receivable	—	31,700
Net cash used in investing activities	(3,384)	(25,980)

Cash flows from financing activities:
Distributions to common stockholders	(1,014)	(496)
Distributions to noncontrolling interests	(2,301)	(1,133)
Distributions to partially owned properties’ noncontrolling interests	(4,805)	(525)
Distributions to preferred stockholders	(5,264)	(4,110)
Contributions from noncontrolling interests	19,909	41,463
Borrowings on mortgages payable	19,196	30,739
Repayments on mortgages payable	(26,498)	(4,000)
Proceeds from revolving credit facilities	—	20,000
Repayments on revolving credit facilities	—	(81,000)
Payments of deferred financing fees	(582)	(1,711)
Shares withheld for employee taxes upon vesting of awards	(311)	(200)
Net proceeds from issuance of 6.0% Series A Redeemable Preferred Stock	4,172	26,030
Payments to redeem 6.0% Series A Redeemable Preferred Stock	(514)	(226)
Net proceeds from issuance of 7.5% Series B Redeemable Preferred Stock	7,398	—
Payments to redeem Operating Partnership Units	—	(4)
Net cash provided by financing activities	9,386	24,827

Net increase in cash, cash equivalents and restricted cash	$324	$13,860
Cash, cash equivalents and restricted cash, beginning of year	194,462	131,241
Cash, cash equivalents and restricted cash, end of period	$194,786	$145,101

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$172,107	$127,602
Restricted cash	22,679	17,499
Total cash, cash equivalents and restricted cash, end of period	$194,786	$145,101

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$11,076	$9,212
Cash paid for income taxes	$536	$—

Supplemental disclosure of non-cash investing and financing activities
Distributions payable to common stockholders – declared and unpaid	$514	$509
Distributions payable to noncontrolling interests – declared and unpaid	$1,169	$1,145
Distributions payable to preferred stockholders – declared and unpaid	$917	$771
Repayment of revolving credit facility with borrowings on mortgages payable	$—	$60,000
Capital expenditures held in accounts payable and other accrued liabilities	$1,630	$1,410

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

As of June 30, 2026, the Company held twenty-four real estate investments, consisting of eighteen consolidated investments, five preferred equity investments, and one unconsolidated real estate fund investment. The twenty-three consolidated and preferred equity investments represent an aggregate of 5,420 residential units, comprised of 4,271 consolidated units, of which 410 units are under development or in lease-up, and 1,149 units through preferred equity investments, which includes planned units and those under development.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company conducts its operations through Bluerock Residential Holdings, L.P., its operating partnership (the “Operating Partnership”), of which it is the sole general partner. The consolidated financial statements include the Company’s accounts and those of the Operating Partnership and its subsidiaries. As of June 30, 2026, limited partners other than the Company owned approximately 69.48% of the common units of the Operating Partnership, of which 54.71% were held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 14.77% were held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 2.50% which were not vested at June 30, 2026.

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, impairment of real estate amounts that were previously included with gains on sales of real estate in a single line item on the consolidated statements of operations and comprehensive income (loss) and on the consolidated statement of cash flows are now presented separately within impairment of real estate investments. These reclassifications had no impact on net income (loss) as reported in the consolidated statements of operations and comprehensive income (loss), total assets, liabilities or equity as reported in the consolidated balances sheets, or the classifications within the consolidated statements of cash flows.

Summary of Significant Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2026 for discussion of the Company’s significant accounting policies. During the six months ended June 30, 2026, there were no material changes to these policies.

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

For investments that meet the criteria of a security under ASC 320 Investments – Debt Securities, the Company classifies each investment as an available-for-sale (“AFS”) debt security as it does not have the positive intent to hold all investments to maturity. The Company accounts for these investments as preferred equity investments on its consolidated balance sheets, and it earns a fixed return on these investments which is included within income from preferred equity investments on its consolidated statements of operations and comprehensive income (loss). AFS debt securities are carried at fair value on the Company’s consolidated balance sheets, and any unrealized gains or losses on AFS debt securities are reported as a component of accumulated other comprehensive income (loss) on its consolidated balance sheets, and as a component of other comprehensive income (loss) on its consolidated statements of operations and comprehensive income (loss). The Company evaluates each AFS debt security that has an unrealized loss recorded at the reporting date for a provision for credit loss, as applicable. Refer to the Current Expected Credit Losses (“CECL”) section of this Note for further information regarding CECL and the Company’s provision for credit losses. As of June 30, 2026 and December 31, 2025, the Company classifies all preferred equity investments as AFS debt securities as it does not have the positive intent to hold all such investments to maturity.

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

Real Estate Assets

Intangible Assets

In-place leases - The value of in-place leases represents the estimated fair value of the net cash flows of leases in place at the time of acquisition, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. The Company records the value of in-place leases within other intangible assets, net on its consolidated balance sheets. The Company amortizes the value of in-place leases to expense over the remaining non-cancelable term of the respective leases, which is on average six months. Amortization expense related to in-place leases was $0.6 million and $1.2 million, and $2.1 million and $3.1 million, for the three and six months ended June 30, 2026 and 2025, respectively.

The following table summarizes the Company’s in-place lease intangible assets at June 30, 2026 and December 31, 2025 (amounts in thousands):

	June 30,	December 31,
	2026	2025
Gross carrying value	$13,101	$13,359
Accumulated amortization	(13,101)	(11,295)
Net carrying value	$—	$2,064

The following table summarizes the Company’s in-place lease activity for the six months ended June 30, 2026 and year ended December 31, 2025 (amounts in thousands):

	June 30,	December 31,
	2026	2025
Beginning balances as of January 1, 2026 and 2025, respectively	$2,064	$2,749
Acquisitions	—	3,905
Amortization	(2,064)	(4,590)
In-place lease intangible assets, net, end of period	$—	$2,064

Real estate tax abatement - In connection with the acquisition of Skytop Apartments in September 2025, the Company allocated approximately $5.5 million of the purchase price to a real estate tax abatement, which is recorded within other intangible assets, net on the Company’s consolidated balance sheets. The tax abatement is being amortized on a straight-line basis over its estimated remaining useful life of approximately 12.8 years. During the three and six months ended June 30, 2026, the Company recorded amortization expense of $0.1 million and $0.2 million, respectively, related to the tax abatement.

The following table summarizes the real estate tax abatement at June 30, 2026 and December 31, 2025 (amounts in thousands):

	June 30,	December 31,
	2026	2025
Gross carrying value	$5,534	$5,534
Accumulated amortization	(313)	(104)
Net carrying value	$5,221	$5,430

The following table presents the estimated future amortization expense of the real estate tax abatement as of June 30, 2026 (amounts in thousands):

Year	Total
2026	$209
2027	418
2028	418
2029	418
2030	418
Thereafter	3,340
$5,221

Impairment of Operating Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its operating real estate and related intangible assets may not be recoverable. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgement and make certain key assumptions, including the following: (i) capitalization rate, (ii) discount rate, (iii) number of years the property will be held, (iv) property operating revenue including occupancy and market rental rates, and (v) property operating expenses. There are inherent uncertainties in making these estimates such as market conditions, and performance and sustainability of property operations. When indicators of potential impairment suggest that the carrying value of operating real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether it will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the operating real estate and related intangible assets, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the operating real estate and related intangible assets. Fair value is determined by using valuation techniques appropriate to the specific operating asset, which may include discounted cash flow analysis or a broker’s opinion of value. No impairment losses on operating real estate and related intangible assets were recorded during the three and six months ended June 30, 2026 and 2025.

Held for Sale Real Estate Assets

Real estate assets are classified as held for sale when they meet the applicable GAAP criteria in accordance with ASC 360-10 Property, Plant, and Equipment - Overall, including, but not limited to, the availability of the real estate asset for immediate sale in its present condition, the existence of an active program to locate a buyer, the probable sale of the real estate asset within one year, and actions required to complete the sale of the real estate asset are likely to occur. Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on the consolidated balance sheets. At June 30, 2026 and December 31, 2025, the Company classified an aggregate of 81 units and 107 units, respectively, as held for sale on its consolidated balance sheets, with all units reported in the Company’s scattered single-family homes segment. At June 30, 2025, the Company classified an aggregate of 94 units as held for sale. For the three and six months ended June 30, 2026 and 2025, the Company recorded impairments of $0.5 million and $0.1 million, and $1.1 million and $0.2 million, respectively, related to held for sale units which is included in impairment of real estate investments on its consolidated statements of operations and comprehensive income (loss).

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

The Company incurred federal, state, and local income taxes primarily from its taxable REIT subsidiaries (“TRS”) which manage the non-REIT activities. The Company’s operating partnerships are flow-through entities which are generally not subject to income taxes. Income taxes for the three and six months ended June 30, 2026 and 2025 were comprised mainly of state income and franchise taxes and federal income taxes related to the taxable REIT subsidiaries. The Company records these amounts in income tax expense on the Company’s consolidated statements of operations and comprehensive income (loss). The Company has no significant temporary or permanent differences associated with our taxable REIT subsidiaries.

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

Current Expected Credit Losses

Preferred Equity Investments

The Company performs an individual assessment of expected credit losses for its preferred equity investments, which are accounted for as AFS debt securities, that have an unrealized loss recorded at the reporting date. The Company first evaluates whether it intends to sell, or it is more likely than not that it will be required to sell, the AFS debt security before recovery of its amortized cost basis. If either criteria regarding intent or requirement to sell is met, the amortized cost basis of the security is written down to its fair value through income. If these criteria are not met, the Company evaluates whether the decline in fair value of the AFS debt security has resulted from credit losses. If it is determined that the borrower is experiencing financial difficulty, or a foreclosure is probable, or the Company expects repayment through the sale of the collateral, the Company calculates expected credit losses based on the value of the underlying collateral as of the reporting date. During this review process, if the Company determines that it is probable that it will not be able to collect all amounts due for both principal and interest according to the contractual terms of an investment, the preferred equity investment is not considered fully recoverable. As such, a provision for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any remaining noncredit loss component of unrealized loss would be recognized as a component of other comprehensive income (loss).

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

Note 3 – Acquisition of Real Estate

Parkside at Summers Corner

During 2026, the Company acquired, with full ownership interest, an additional 40 units at Parkside at Summers Corner for an aggregate purchase price of $10.3 million. Units are to be acquired in tranches as construction is completed, and as of June 30, 2026, the Company acquired 52 of the total 100 units it has committed to purchase.

Purchase Price Allocation

The real estate acquisitions described above have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets based on their respective estimated fair values at the acquisition dates. The following table summarizes the allocation of the purchase price to the assets acquired for acquisitions completed during the six months ended June 30, 2026 and 2025 (amounts in thousands):

	Six Months Ended June 30,
Purchase Price Allocation	2026	2025
Land	$1,055	$4,240
Building	8,729	41,287
Building improvements	289	1,018
Land improvements	411	9,458
Furniture and fixtures	215	1,644
Other intangible assets, net	—	1,003
Total assets acquired (1)	$10,699	$58,650
(1)	For 2026, the $10.7 million of total assets acquired includes $0.3 million of acquisition expenses that have been capitalized as the 40 units acquired at Parkside at Summers Corner have been accounted for as asset acquisitions. For 2025, the $58.7 million of total assets acquired includes $2.1 million of acquisition expenses that have been capitalized as the acquisitions have been accounted for as asset acquisitions.

Note 4 – Sale of Real Estate Assets

Sales of Consolidated Operating Units

During the three months ended June 30, 2026, the Company closed on the following sales: 25 units in the Ballast portfolio, 28 units in the Golden Pacific portfolio, 4 units in the ILE portfolio, 2 units in the Indy-Springfield portfolio, and 2 units in the Peak JV 2 portfolio, pursuant to the terms and conditions of multiple separate purchase and sale agreements. The 61 units, including 31 units classified as held for sale as of March 31, 2026, were all previously classified as held for sale and sold for an aggregate of approximately $17.8 million, subject to certain closing costs, prorations and adjustments typical in such real estate transactions. After deducting the paydown of existing mortgage indebtedness encumbering 2 units in the ILE portfolio of approximately $0.3 million, the sales of the 61 units generated net proceeds of approximately $15.7 million and a gain on sales of approximately $0.3 million. The gain on sales is included in gain on sale of real estate investments, net on the Company’s consolidated statements of operations and comprehensive income (loss).

During the six months ended June 30, 2026, the Company closed on the following sales: 35 units in the Ballast portfolio, 47 units in the Golden Pacific portfolio, 29 units in the ILE portfolio, 8 units in the Indy-Springfield portfolio, 31 units in the Peak JV 2 portfolio, and the remaining 42 units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sale agreements. The 192 units, including 92 units classified as held for sale as of December 31, 2025, were all previously classified as held for sale and sold for an aggregate of approximately $39.8 million, subject to certain closing costs, prorations and adjustments typical in such real estate transactions. After deducting the paydown of existing mortgage indebtedness encumbering 27 units in the ILE portfolio of approximately $3.8 million, the sales of the 192 units generated net proceeds of approximately $33.0 million and a gain on sales of approximately $0.9 million. The gain on sales is included in gain on sale of real estate investments, net on the Company’s consolidated statements of operations and comprehensive income (loss).

Held for Sale

As of June 30, 2026 and December 31, 2025, the Company classified an aggregate of 81 units and 107 units, respectively, as held for sale on its consolidated balance sheets, with all units reported in the Company’s scattered single-family homes segment. The 81 units classified as held for sale at June 30, 2026 are included in the following portfolios: 16 units of Ballast, 45 units of Golden Pacific, 8 units of ILE, 10 units of Indy-Springfield, and 2 units of Peak JV 2. As of June 30, 2025, the Company classified an aggregate of 94 units as held for sale, with all units reported in the Company’s scattered single-family homes segment. For the three and six months ended June 30, 2026 and 2025, the Company recorded impairments of $0.5 million and $0.1 million, and $1.1 million and $0.2 million, respectively, related to held for sale units which is included in impairment of real estate investments on its consolidated statements of operations and comprehensive income (loss).

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

Note 5 - Investments in Real Estate

As of June 30, 2026, the Company held eighteen consolidated investments and five preferred equity investments. The following tables provide summary information regarding the Company’s consolidated investments and preferred equity investments.

Consolidated Investments

		Number of	Ownership
Operating Investment Name	Location / Market	Units (1)	Interest
Residential Communities
Allure at Southpark	Charlotte, NC	350	98%
Amira at Westly	Tampa, FL	408	(2)
Avenue at Timberlin Park	Jacksonville, FL	200	100%
District at Parkview (3)	Stone Mountain, GA	264	39%
Skytop Apartments	Cincinnati, OH	361	(2)
Southern Pines Reserve (3)	Aberdeen, NC	272	2%
Villas at Huffmeister	Houston, TX	294	95%
Wayford at Concord	Concord, NC	150	83%
Yauger Park Villas	Olympia, WA	80	95%
Total Residential Communities Units		2,379

Scattered Single-Family Homes
Ballast	AZ / CO / WA	49	95%
Golden Pacific	IN / KS / MO	114	97%
ILE	TX / SE US	421	95%
Indy-Springfield	IN / MO	296	100%
Peak JV 2	Various / TX	518	100%
Savannah-84	Savannah, GA	84	100%
Total Scattered Single-Family Homes		1,482
Total Operating Units		3,861

Development / Lease-up Investment Name
Residential Communities
Abode Wendell Falls (4)	Wendell, NC	170	100%
Harmony at Clear Creek (4)	Shawnee, KS	188	85%
Parkside at Summers Corner (5)	Summerville, SC	52	100%
Total Development Units		410
Total Units		4,271
(1)	Total number of units includes an aggregate of 81 units classified as held for sale, with such units included in the following portfolios: 16 units of Ballast, 45 units of Golden Pacific, 8 units of ILE, 10 units of Indy-Springfield, and 2 units of Peak JV 2.
(2)	Amira at Westly and Skytop Apartments are held through the Company’s DST Program (refer to Note 9 for further information). The Amira at Westly DST and Skytop Apartments DST have been fully subscribed with equity from individual investors.
(3)	District at Parkview and Southern Pines Reserve are held through the Company’s DST Program.
(4)	Represents a development project with no units delivered as of June 30, 2026.
(5)	Parkside at Summers Corner represents a development project with units to be acquired in tranches as construction is completed. Of the total 100 units that the Company has committed to acquire, 52 units had been acquired as of June 30, 2026.

Depreciation expense was $7.2 million and $6.0 million, and $14.4 million and $11.6 million, for the three and six months ended June 30, 2026 and 2025, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. Amortization expense related to the in-place leases was $0.6 million and $1.2 million, and $2.1 million and $3.1 million, for the three and six months ended June 30, 2026 and 2025, respectively.

Preferred Equity Investments

		Actual /
		Planned
		Number of
Development Investment Name	Location	Units
Archer at RiverBlue	Asheville, NC	245
Canvas at Wildwood	Wildwood, FL	224
Sanford Marketplace	Sanford, NC	300
Total Development Units		769

Lease-up Investment Name
River Ford	Brunswick, GA	170
Total Lease-up Units		170

Operating Investment Name (1)
Wayford at Innovation Park	Charlotte, NC	210
Total Operating Units		210
Total Units		1,149
(1)	Operating investment represents a stabilized operating property.

Note 6 – Notes and Interest Receivable

At June 30, 2026 and December 31, 2025, the Company held no loan investments and there were no outstanding interest receivable amounts due to the Company.

Allowance for Credit Losses

The allowance for credit losses of the Company’s loan investments at December 31, 2025 is summarized in the table below (amounts in thousands). The Company had no allowance for credit loss activity on loan investments during the period ended June 30, 2026.

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

Following is a summary of the interest income from loan investments for the three and six months ended June 30, 2025 (amounts in thousands). The Company did not record any interest income from loan investments during the corresponding periods ended June 30, 2026 as it held no loan investments in 2026.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Investment Name	2025	2025
Wayford at Pringle (1)	$—	$327
Willow Park (1)	95	271
Total	$95	$598
(1)	In February and May 2025, the Company’s loan investments in Wayford at Pringle and Willow Park were paid off in full, respectively, including any accrued but unpaid interest amounts.

Note 7 – Investment in Unconsolidated Real Estate Fund

At June 30, 2026, the Company, through a wholly-owned subsidiary of the Operating Partnership, had one investment in an unconsolidated real estate fund which is accounted for under the equity method. The Company earns a return on its investment which is recognized on a one-quarter lag and is recorded in share of net earnings of equity method investment on its consolidated statements of operations and comprehensive income (loss).

The carrying amount and ownership percentage of the Company’s investment in the unconsolidated real estate fund at June 30, 2026 and December 31, 2025 is summarized below (amounts in thousands):

	June 30, 2026		December 31, 2025
	Company Ownership		Company Ownership
Investment Name	Percentage (1)	Carrying Value	Percentage (1)	Carrying Value
Marble Capital Income and Impact Fund, LP (“Marble Fund”) (2)	11.9%	$25,805	11.6%	$25,692
Total		$25,805		$25,692
(1)	Represents the Company’s ownership percentage as of the last day in the period presented.
(2)	The Company accounts for its investment in the Marble Fund under the equity method as the Company considers its degree of influence to be significant.

Summary combined financial information for the Company’s investment in the unconsolidated real estate fund at March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and 2025, is summarized below (amounts in thousands):

	March 31,	December 31,
Balance Sheet	2026	2025
Investments	$221,962	$220,051
Cash and cash equivalents	4,896	7,359
Receivables and other assets	3,225	3,072
Total assets	$230,083	$230,482

Liabilities	$2,874	$10,394
Partners’ capital	227,106	219,985
Non-controlling interest	103	103
Total liabilities and partners’ capital	$230,083	$230,482

	Three Months Ended
	March 31,
Operating Statement	2026	2025
Investment income	$2,940	$2,546
Expenses	(605)	(435)
Net investment income	2,335	2,111

Net unrealized gain on investments	526	174
Net increase from non-controlling interest	—	3
Net increase in partners’ capital	$2,861	$2,288

Note 8 – Preferred Equity Investments

At June 30, 2026, the Company, through wholly-owned subsidiaries of the Operating Partnership, had entered into five joint venture agreements for preferred equity investments which are classified as available-for-sale debt securities. The Company earns a fixed return on these investments which is included within income from preferred equity investments on its consolidated statements of operations and comprehensive income (loss). Each joint venture’s purpose is to develop or operate a portfolio of residential units.

The carrying amount of the Company’s preferred equity investments at June 30, 2026 and December 31, 2025 is summarized in the table below (amounts in thousands):

	June 30,	December 31,
Investment Name	2026	2025
Archer at RiverBlue	$2,955	$—
Canvas at Wildwood	14,669	9,862
River Ford	6,161	5,391
Sanford Marketplace	16,211	5,044
Wayford at Innovation Park	15,400	15,400
Total	$55,396	$35,697
Gross unrealized gain, net	169	41
Total, net	$55,565	$35,738

The following table summarizes the net carrying amount and fair value of the Company’s preferred equity investments, which are classified as available-for-sale debt securities, by contractual maturity at June 30, 2026 (amounts in thousands):

	Available-for-sale
	Net carrying amount	Fair value
Due within one year	$21,550	$21,550
Due after one year through three years	34,015	34,015
Due after three years	—	—
Total	$55,565	$55,565

The following table summarizes the Company’s income from preferred equity investments for the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Investment Name	2026	2025	2026	2025
Archer at RiverBlue	$80	$—	$83	$—
Canvas at Wildwood	639	154	1,118	266
Chandler (1)	—	512	—	1,018
Indigo Cove (2)	—	20	—	200
River Ford	313	220	593	404
Sanford Marketplace	492	—	757	—
The Cottages at Myrtle Beach (1)	—	166	—	815
The Cottages of Port St. Lucie (1)	—	689	—	1,370
Wayford at Innovation Park	509	507	1,013	965
Wayford at Pringle (2)	—	38	—	378
Total income from preferred equity investments (3)	$2,033	$2,306	$3,564	$5,416
(1)	The Company’s preferred equity investments were fully redeemed in 2025 as follows: Chandler in November, The Cottages at Myrtle Beach in April, and The Cottages of Port St. Lucie in July.
(2)	In April 2025, the Company’s preferred equity interests in Indigo Cove and Wayford at Pringle were sold.
(3)	Total income from preferred equity investments includes both current and accrued income amounts. For the three and six months ended June 30, 2026 and 2025, the accrued portion of total income was $2.0 million and $2.1 million, and $3.6 million and $4.0 million, respectively. At June 30, 2026 and December 31, 2025, the Company had $11.4 million and $7.9 million, respectively, of total accrued preferred equity income, which is recorded in accounts receivable, prepaids and other assets, net on its consolidated balance sheets.

Preferred Equity Investment Summary

In February 2026, the Company increased its original capital commitment for preferred equity interests in Canvas at Wildwood by $1.5 million, increasing its total investment to $16.1 million. As of June 30, 2026, the Company funded $40.0 million of its $48.8 million aggregate commitment to fund capital for preferred equity interests in Archer at RiverBlue, Canvas at Wildwood, River Ford, and Sanford Marketplace.

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

The following table summarizes the Company’s offerings in its DST Program at June 30, 2026 (amounts in thousands):

		Net Offering Proceeds
Investment	Location	Raised	Net Real Estate Investments
Amira at Westly (1)	Tampa, FL	$59,812	$100,795
District at Parkview (2)	Stone Mountain, GA	15,268	66,726
Skytop Apartments (1)	Cincinnati, OH	41,117	82,297
Southern Pines Reserve	Aberdeen, NC	33,647	56,019
Total		$149,844	$305,837
(1)The Amira at Westly DST and Skytop Apartments DST have been fully subscribed with equity from individual investors.
(2)District at Parkview was acquired in December 2025.

Note 10— Revolving Credit Facilities

KeyBank Credit Facility

In October 2024, the Company, through a subsidiary of its Operating Partnership, entered into a credit agreement (the “KeyBank Credit Facility”) with KeyBank National Association (“KeyBank”) related to the Company’s DST Program. The KeyBank Credit Facility provides for a revolving loan with a maximum commitment amount of $50 million. The Company has provided a guarantee on any outstanding balance and up to the full commitment and has pledged interests in certain assets as collateral. Borrowings under the KeyBank Credit Facility bear interest per annum, at the Company’s option, at SOFR (Daily Simple or Term) plus 3.60% or the base rate plus 2.50% (base rate determined by reference to the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) Adjusted Term SOFR for a one-month interest period plus 1.00%), and borrowings can be prepaid without premium or penalty. The Company pays a fee on the unused portion of the KeyBank Credit Facility at an annual rate of 0.30%. The KeyBank Credit Facility matures on October 25, 2026 and contains certain financial and operating covenants, including maximum leverage ratio, minimum debt service coverage ratio and minimum tangible net worth. At June 30, 2026 and December 31, 2025, the Company had no outstanding balance on the KeyBank Credit Facility. The Company is engaged in discussions with KeyBank regarding an amendment and extension of the KeyBank Credit Facility prior to its maturity date.

Note 11 – Mortgages Payable

The following table summarizes certain information at June 30, 2026 and December 31, 2025 with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of June 30, 2026
	June 30,	December 31,		Interest-only
Property	2026	2025	Interest Rate	through date	Maturity Date
Fixed Rate:
Allure at Southpark	$55,166	$55,166	5.58%	Interest-only	January 1, 2030
Amira at Westly	56,650	56,650	4.81%	Interest-only	November 1, 2034
Avenue at Timberlin Park	23,660	23,660	5.47%	August 2027	August 1, 2029
District at Parkview	38,625	38,625	5.18%	Interest-only	January 1, 2036
ILE (1)	17,652	23,096	4.31%	(2)	(1)
Skytop Apartments	57,525	57,525	4.98%	Interest-only	October 1, 2035
Southern Pines Reserve	30,739	30,739	5.13%	Interest-only	May 1, 2035
Villas at Huffmeister	26,583	26,846	3.56%	(2)	October 1, 2029
Yauger Park Villas (3)	—	13,720
Total Fixed Rate	$306,600	$326,027

Floating Rate:
DB Loan (4)	$55,000	$60,000	5.45%	Interest-only	October 4, 2027
Harmony at Clear Creek (5)	1	1	6.78%	Interest-only	September 30, 2028
ILE (6)	19,711	21,782	6.50%	Interest-only	October 1, 2027
Parkside at Summers Corner (7)	4,646	—	5.86%	Interest-only	May 26, 2029
Wayford at Concord (8)	32,973	32,973	4.73%	May 2027	May 1, 2029
Yauger Park Villas (3)	14,550	—	5.45%	Interest-only	April 1, 2033
Total Floating Rate	$126,881	$114,756
Total	$433,481	$440,783
Fair value adjustments	(1,855)	(2,075)
Deferred financing costs, net	(9,707)	(10,316)
Total mortgages payable	$421,919	$428,392
(1)

ILE’s fixed rate debt represents the aggregate debt outstanding across two separate credit agreements. Of the outstanding balance, one credit agreement (“CA1”) has a balance of $13.3 million at a fixed rate of 3.75%, and the second credit agreement (“CA2”) has a balance of $4.4 million at a fixed rate of 6.00%. CA2 bears interest at a floating rate that is subject to an interest rate swap to effectuate a fixed rate; refer to Note 13 for further information. The ILE credit agreements contain certain financial and operating covenants, including minimum liquidity and minimum debt service coverage. CA2 matures in 2028; CA1 matured on June 7, 2026. As of June 30, 2026, the Company was in discussions with the lender regarding an extension of CA1; refer to Note 18 for further information.

(2)	The loan requires monthly payments of principal and interest.
(3)

In April 2026, the Company entered into a new floating rate loan and paid off the previous fixed rate senior and supplemental loans. The Yauger Park Villas loan bears interest at the 30-day average SOFR (3.59% in June 2026) plus 1.86%. SOFR rate is subject to a 7.05% rate cap through March 2029; refer to Note 13 for further information. The Yauger Park Villas loan contains certain financial and operating covenants, including a minimum net worth requirement for the Company, which is a guarantor on the loan.

(4)

The Deutsche Bank loan (“DB Loan”) bears interest at one-month Term SOFR (3.62% in June 2026) plus 2.95%. The Term SOFR rate is subject to a 2.50% rate cap through April 2027; refer to Note 13 for further information. The DB Loan contains certain financial and operating covenants, including maximum leverage, minimum debt yield and minimum debt service coverage.

(5)	Represents a construction loan with a maximum commitment of $46.5 million. At June 30, 2026, a negligible amount was drawn on the loan.
(6)	The ILE loan bears interest at one-month Term SOFR (3.62% in June 2026) plus 2.85%, subject to a 6.50% rate floor, and contains a minimum debt service coverage covenant.

(7)

In May 2026, the Company entered into a new floating rate loan. The Parkside at Summers Corner loan bears interest at one-month Term SOFR (3.62% in June 2026) plus an initial margin of 2.25%. The margin can be reduced to 2.00% if certain debt service coverage ratio requirements are met. SOFR rate is subject to a rate floor of 2.25%. The Parkside at Summers Corner loan has a maximum commitment of $16.4 million and contains a minimum debt service covenant. The loan has two (2) one-year extension options available.

(8)

The Wayford at Concord loan bears interest at the 30-day average SOFR (3.59% in June 2026) plus 2.23%. SOFR rate is subject to a 2.50% rate cap through April 2027; refer to Note 13 for further information.

Deferred financing costs

Costs incurred in obtaining long-term financing are amortized on a straight-line basis to interest expense over the terms of the related financing agreements, as applicable, which approximates the effective interest method. Amortization of deferred financing costs, including any amounts related to the revolving credit facility (refer to Note 10 for further information), for the three and six months ended June 30, 2026 and 2025 was $0.7 million and $0.6 million, and $1.4 million and $1.2 million, respectively.

Fair value adjustments of debt

The Company records a fair value adjustment based upon the fair value of the loans on the date they were assumed in conjunction with acquisitions. The fair value adjustments are being amortized to interest expense over the remaining life of the loans. Amortization of fair value adjustments for the three and six months ended June 30, 2026 and 2025 was $0.1 million and $0.1 million, and $0.2 million and $0.2 million, respectively.

Loss on Extinguishment of Debt and Debt Modification Costs

Upon repayment of or in conjunction with a material change (i.e., a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes-off any unamortized deferred financing costs and fair market value adjustments related to the original debt that was extinguished. Prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized would also be included within loss on extinguishment of debt and debt modification costs on the consolidated statements of operations and comprehensive income (loss). The Company had a negligible amount of loss on extinguishment of debt and debt modification costs during the three and six months ended June 30, 2026 and 2025.

Debt maturities

The following table summarizes the Company’s contractual principal payments of its borrowing at June 30, 2026 for the five subsequent years and thereafter (amounts in thousands):

Year	Total
2026 (July 1 – December 31)	$13,608
2027	75,819
2028	5,703
2029	85,096
2030	55,166
Thereafter	198,089
$433,481
Add: Unamortized fair value debt adjustment	(1,855)
Subtract: Deferred financing costs, net	(9,707)
Total	$421,919

The net book value of real estate assets providing collateral for these above borrowings was $777.1 million at June 30, 2026.

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

Fair Value of Financial Instruments

At June 30, 2026 and December 31, 2025, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due from and due to affiliates, accounts payable, other accrued liabilities, and distributions payable approximate fair value based on their highly liquid nature and/or short-term maturities and are classified in Level 1 of the fair value hierarchy.

At June 30, 2026 and December 31, 2025, the fair value of the Marble Fund is based upon the net asset value reported within the Marble Fund’s financial information. This financial information represents market prices within an inactive market as the Marble Fund prices units based on the net asset value of the fund. Entrants to the fund are priced based upon the current net asset value of the fund at the time of investment. As such, the carrying value of the Marble Fund approximates fair value, and the financial information used to determine the fair value of the Company’s investment in the Marble Fund represents market-corroborated inputs of the asset, which is considered a Level 2 input within the fair value hierarchy. Refer to Note 7 for further information on the Marble Fund.

At June 30, 2026 and December 31, 2025, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $411.8 million and $436.4 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $431.6 million and $438.7 million, respectively. The fair value of mortgages payable is estimated based on interest rates obtained from a third party for similar types of borrowing arrangements and accordingly, the fair value of mortgages payable is classified in Level 2 of the fair value hierarchy.

The carrying values and fair values of the Company’s financial instruments recorded at fair value on a recurring basis at June 30, 2026 and December 31, 2025 are summarized in the table below (amounts in thousands):

		June 30, 2026		December 31, 2025
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Preferred equity investments (1)	Level 3	$55,565	$55,565	$35,738	$35,738
Derivative financial instruments (2)	Level 2	1,190	1,190	679	679
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

The Company’s operating units classified as held for sale for which it has recorded impairments, measured at fair value on a non-recurring basis, for the three and six months ended June 30, 2026 and 2025 are summarized in the table below (amounts in thousands). The units classified as held for sale are all reported in the Company’s scattered single-family homes segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Investment in operating units classified as held for sale (Level 3)	2026	2025	2026	2025
Pre-impairment amount	$6,978	$1,571	$7,066	$1,999
Total impairments (1)	(520)	(71)	(608)	(112)
Fair value (2)	$6,458	$1,500	$6,458	$1,887
(1)	Impairment amounts are included in impairment of real estate investments on the Company’s consolidated statements of operations and comprehensive income (loss).
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

Fair Value Measurements on a Nonrecurring Basis

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its operating real estate and related intangible assets may not be recoverable. If the Company does not believe that it will be able to recover the carrying value of operating real estate and related intangible assets, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the operating real estate and related intangible assets. Fair value is determined by using valuation techniques appropriate to the specific operating asset, which may include discounted cash flow analysis or a broker’s opinion of value. These valuation methods utilize inputs that fall within Level 3 of the fair value hierarchy. No impairment losses on operating real estate and related intangible assets were recorded during the three and six months ended June 30, 2026 and 2025.

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

At June 30, 2026, the Company had interest rate caps and swaps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying interest rate for $106.9 million of the Company’s debt. The following table summarizes the Company’s derivative financial instruments at June 30, 2026 ($ in thousands):

	Interest Rate Caps	Interest Rate Swaps
Notional balance	$149,043	$4,357
Number of instruments	4	1
Earliest maturity date	May 2027	August 2028
Latest maturity date	April 2029	August 2028

The table below presents the classification and fair value of the Company’s derivative financial instruments on its consolidated balance sheets at June 30, 2026 and December 31, 2025 (amounts in thousands):

Derivatives not designated as hedging		Fair Values of Derivative Instruments
instruments under ASC 815-20	Balance Sheet Location	June 30, 2026	December 31, 2025
Interest rate caps	Accounts receivable, prepaids and other assets, net	$1,121	$616
Interest rate swaps	Accounts receivable, prepaids and other assets, net	69	63

The table below presents the classification and effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

		The Effect of Derivative Instruments
		on the Statements of Operations and Comprehensive Income (Loss)
Derivatives not designated as hedging	Location of (Loss) Gain	Three Months Ended June 30,		Six Months Ended June 30,
instruments under ASC 815-20	Recognized in Income	2026	2025	2026	2025
Interest rate caps	Interest expense, net	$(65)	$(391)	$(206)	$(1,028)
Interest rate swaps	Interest expense, net	29	(64)	6	(206)

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

For the three and six months ended June 30, 2026, the Company recorded base management fees of $2.7 million and $5.4 million, respectively, of which $0.2 million and $0.4 million, respectively, were, or shall be, paid in C-LTIP Units with the remainder paid in cash. For the three and six months ended June 30, 2025, the Company recorded base management fees of $2.6 million and $5.1 million, respectively, of which $0.2 million and $0.4 million, respectively, were paid in C-LTIP Units with the remainder paid in cash. There have been no incentive fee expenses incurred during 2026 or the year ended December 31, 2025.

For the three and six months ended June 30, 2026 and 2025, the Company recorded (i) operating expense reimbursements of $1.0 million and $1.0 million, and $2.0 million and $2.0 million, respectively, and (ii) direct expense reimbursements of $0.1 million and $0.2 million, and $0.2 million and $0.3 million, respectively. Both the operating and direct expense reimbursements were, or shall be, paid in cash to the Manager and were recorded as part of general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss).

The table below presents the related party amounts payable to the Manager at June 30, 2026 and December 31, 2025 pursuant to the terms of the Management Agreement (amounts in thousands). The Company records these payables in due to affiliates on its consolidated balance sheets.

	June 30,	December 31,
Amounts payable to the Manager under the Management Agreement	2026	2025
Base management fee	$2,703	$2,682
Operating and direct expense reimbursements	1,137	1,206
Offering expense reimbursements	53	97
Total amounts payable to the Manager	$3,893	$3,985

DST Program

Acquisition Fees

The Company, through consolidated subsidiaries associated with its DST Program, incurs a one-time acquisition fee for each DST private placement offering. During the three and six months ended June 30, 2025, the Company incurred one-time acquisition fees of zero and $1.4 million, respectively. The Company did not record any one-time acquisition fees during the corresponding periods ended June 30, 2026 as it did not acquire any properties associated with its DST Program during these periods. Refer to Note 9 for further information on the Company’s DST Program.

Asset Management Fees

The Company engaged a related party as the DST asset manager to provide certain management services and oversee the performance of the property manager. The Company has agreed to pay an asset management fee equal to a stated percentage per annum of the purchase price of each property in the DST Program. During the three and six months ended June 30, 2026 and 2025, the Company incurred asset management fees related to the DST Program of $0.2 million and $0.07 million, and $0.3 million and $0.1 million, respectively, which are recorded within property management and asset management fees on the Company’s consolidated statements of operations and comprehensive income (loss).

The table below presents amounts payable to related parties at June 30, 2026 and December 31, 2025 (amounts in thousands) related to the Company’s DST Program. The Company records these payables in due to affiliates on its consolidated balance sheets.

Amounts payable to related parties – DST Program	June 30, 2026	December 31, 2025
One-time acquisition fees	$2,672	$5,293
Asset management fees	539	317
Total amounts payable to related parties – DST Program	$3,211	$5,610

District at Parkview DST

In December 2025, the Company, through a DST, acquired District at Parkview to be included in its DST Program. The purchase price of $66.6 million was funded with (i) a $38.6 million senior loan secured by District at Parkview, (ii) cash of $21.3 million funded by the Company, and (iii) cash of $9.7 million funded by Bluerock Real Estate Holdings, LLC (“BREH”), an affiliate of the Manager, with amounts inclusive of certain adjustments typical in such real estate transactions.

Unconsolidated Real Estate Fund

The Company’s investment in the Marble Fund, which is an unconsolidated real estate fund (refer to Note 7 for further information), is accounted for under the equity method as the Company considers its degree of influence to be significant. As such, the Company’s investment in the Marble Fund is considered a related party investment. The Company earns a return on its investment which is recognized on a one-quarter lag and is recorded in share of net earnings of equity method investment on its consolidated statements of operations and comprehensive income (loss). At June 30, 2026 and December 31, 2025, the Company had $0.2 million and $0.2 million, respectively, of related party amounts payable to the Marble Fund pertaining to carried interest. The Company records these payables in due to affiliates on its consolidated balance sheets.

Leasehold Cost-Sharing Agreement with Bluerock Real Estate Holdings, LLC

In connection with a new lease on the Company’s New York (Manhattan) headquarters, effective May 2024, the Company and an unaffiliated third-party landlord entered into a lease for separate corporate space (the “NY Premises Lease”) located at 919 Third Avenue, New York, New York (the “NY Premises”). The NY Premises Lease commenced in November 2024 when the landlord made the NY Premises available to the Company to begin its own alterations and improvements. With respect to the NY Premises, the Company and BREH entered into a leasehold cost-sharing agreement (the “Leasehold Cost-Sharing Agreement”) to provide for the allocation and sharing between BREH and the Company of the costs thereunder, including costs associated with tenant improvements. BREH and certain of its respective subsidiaries and/or affiliates will share occupancy of the NY Premises. Under the Leasehold Cost-Sharing Agreement, if there is a change in control of either BREH or the Company, the allocation of costs under the Leasehold Cost-Sharing Agreement shall be modified to thereafter allocate such costs based on the average of the cost-sharing percentages between BREH and the Company over the four most recently-completed calendar quarters immediately preceding the change in control date (or shall be the average cost-sharing percentages over such shorter period, if the change in control occurs earlier than the completion of four calendar quarters). Under the NY Premises Lease, the Company, through its Operating Partnership, issued a payment of approximately $450,000 as a security deposit. Payment by BREH of any amounts payable under the Leasehold Cost-Sharing Agreement to the Company will be made in cash.

The table below presents the related party amounts receivable from BREH at June 30, 2026 and December 31, 2025 pursuant to the terms of the Leasehold Cost-Sharing Agreement (amounts in thousands). The Company records these receivables in due from affiliates on its consolidated balance sheets.

Amounts receivable from BREH under the Leasehold Cost-Sharing Agreement	June 30, 2026	December 31, 2025
Capital improvement cost reimbursements	$577	$621
Operating and direct expense reimbursements	33	32
Total amounts receivable from BREH	$610	$653

At June 30, 2026 and December 31, 2025, the Company had no other receivables due from related parties.

Harmony at Clear Creek Development

In 2025, the Company entered into a joint venture agreement with an unaffiliated third party (the “Harmony JV”) to develop Harmony at Clear Creek, an approximately 188-unit residential community located in Shawnee, Kansas. Separately, the Harmony JV entered into a joint venture agreement with BTR Preferred Investments, LLC (“BTR Preferred”), an entity that includes an affiliate of the Manager, in which BTR Preferred committed to fund up to $16.8 million of preferred equity interests in the Harmony at Clear Creek development. As of June 30, 2026, BTR Preferred had not funded any of the committed amount.

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

Selling Commissions and Dealer Manager Fees

The Company engaged Bluerock Capital Markets, LLC, an affiliate of the Manager, as dealer manager for (i) offerings in its DST Program, (ii) the offering of its Series B Preferred Stock, and (iii) the previous offering of its Series A Preferred Stock (refer to Note 15 for further information on the Company’s preferred stock offerings). For offerings in its DST Program, the Company pays up to 8.65% of the gross offering proceeds from the offerings as selling commissions and dealer manager fees. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers. For its offering of Series B Preferred Stock and its previous offering of Series A Preferred Stock, the Company pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company.

For the six months ended June 30, 2026, in connection with the offering of its Series B Preferred Stock, the Company incurred (i) approximately $0.6 million in selling commissions and discounts and $0.3 million in dealer manager fees and discounts, and (ii) $0.2 million of offering costs which were, or shall be, reimbursed to the Manager.

During the first quarter of 2026, in connection with the previous offering of its Series A Preferred Stock (terminated in March 2026), the Company incurred (i) approximately $0.3 million in selling commissions and discounts and $0.1 million in dealer manager fees and discounts, and (ii) $0.1 million of offering costs which were reimbursed to the Manager. No additional commissions, dealer manager fees, sales discounts, or offering costs have been incurred following the termination of the Series A Preferred Stock offering.

All selling commissions, dealer manager fees, discounts, and offering cost reimbursements were recorded as a reduction of offering proceeds.

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

The following table reconciles the components of basic and diluted net loss per common share for the three and six months ended June 30, 2026 and 2025 (amounts in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss	$(8,959)	$(5,826)	$(19,256)	$(13,156)
Less preferred stock dividends	(2,722)	(2,254)	(5,331)	(4,264)
Less preferred stock accretion	(1,568)	(1,273)	(2,561)	(1,796)
Less dividends on restricted stock and LTIP Units expected to vest	(63)	(73)	(121)	(135)
Addback net loss attributable to noncontrolling interests	9,767	6,869	20,233	14,203
Net loss attributable to common stockholders	$(3,545)	$(2,557)	$(7,036)	$(5,148)

Weighted average common shares outstanding (1)	3,941,345	3,895,913	3,919,843	3,880,354
Potential dilutive shares (2)	—	—	—	—
Weighted average common shares outstanding and potential dilutive shares (1)	3,941,345	3,895,913	3,919,843	3,880,354

Net loss per common share, basic	$(0.90)	$(0.66)	$(1.80)	$(1.33)
Net loss per common share, diluted	$(0.90)	$(0.66)	$(1.80)	$(1.33)
(1)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.
(2)

For the three months ended June 30, 2026 and 2025, the diluted shares calculations exclude the following as the effects are antidilutive: (i) potential vesting of restricted Class A common stock of zero shares and 47 shares, respectively, (ii) potential conversion of the Series A Preferred Stock into Class A common stock of 14,150,732 shares and 11,280,500 shares, respectively, and (iii) potential conversion of the Series B Preferred Stock into Class A common stock of 738,402 shares and zero shares, respectively.

For the six months ended June 30, 2026 and 2025, the diluted shares calculations exclude the following as the effects are antidilutive: (i) potential vesting of restricted Class A common stock of zero shares and 4,923 shares, respectively, (ii) potential conversion of the Series A Preferred Stock into Class A common stock of 14,198,035 shares and 10,204,806 shares, respectively, and (iii) potential conversion of the Series B Preferred Stock into Class A common stock of 745,141 shares and zero shares, respectively.

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

As of June 30, 2026, the Company, at the request of holders, redeemed a total of 10,960 shares of Series A Preferred Stock through the issuance of 18,653 shares of Class A common stock and redeemed a total of 58,855 shares of Series A Preferred Stock for $1.4 million in cash.

At the date of issuance, the carrying amount of the Series A Preferred Stock was less than the redemption value. As a result of the Company’s determination that holder redemption is probable, the carrying value will be increased by periodic accretions so that the carrying value will equal the redemption value net of early redemption fees at the earliest redemption date. As of June 30, 2026, the Company had recorded a total of $7.0 million of accretion related to the Series A Preferred Stock.

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

As of June 30, 2026, the Company issued 351,304 shares of Series B Preferred Stock pursuant to the Series B Preferred Offering with net proceeds of approximately $6.9 million after commissions, dealer manager fees, sales discounts and costs related to establishing the offering of Series B Preferred Stock. As of June 30, 2026, the Company had not redeemed any shares of Series B Preferred Stock.

At the date of issuance, the carrying amount of the Series B Preferred Stock was less than the redemption value. As a result of the Company’s determination that holder redemption is probable, the carrying value will be increased by periodic accretions so that the carrying value will equal the redemption value net of early redemption fees at the earliest redemption date. As of June 30, 2026, the Company had recorded a total of $0.3 million of accretion related to the Series B Preferred Stock.

Class A Common Stock Repurchase Plan

On February 28, 2025, the Board authorized a stock repurchase plan for the repurchase of up to an aggregate of $5 million of the Company’s outstanding shares of Class A common stock. The repurchase plan had a term of one year and ended in February 2026. The Company made no repurchases of its Class A common stock under this plan.

On February 10, 2026, the Board authorized a new stock repurchase plan, effective March 1, 2026, for the repurchase, from time to time, of up to an aggregate of $10 million of the Company’s outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Exchange Act of 1934 (the “Exchange Act”) and subject to Rule 10b-5 of the Exchange Act. The repurchase plan has a term of one year and ends on February 28, 2027, and may be discontinued at any time. The extent to which the Company repurchases shares of its Class A common stock under the repurchase plan, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. The Company expects that any repurchases of its Class A common stock will be through open market transactions, subject to market conditions, certain price limitations and other conditions established under the plan. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. As of June 30, 2026, no repurchases of Class A common stock had been made by the Company.

Operating Partnership and Long-Term Incentive Plan Units

As of June 30, 2026, limited partners other than the Company owned approximately 69.48% of the common units of the Operating Partnership (7,365,404 OP Units, or 54.71%, were held by OP Unit holders, and 1,988,190 LTIP Units, or 14.77%, were held by LTIP Unit holders, including 2.50% which were not vested as of June 30, 2026). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash. LTIP Units and C-LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock or, at the Company’s election, cash.

On February 18, 2026, the Company granted 22,252 C-LTIP Units, or approximately $210,000, to the Manager as partial payment of the total base management fee of $2.7 million for the fourth quarter 2025. On May 12, 2026, the Company granted 19,074 C-LTIP Units, or approximately $210,000, to the Manager as partial payment of the total base management fee of $2.7 million for the first quarter 2026. Such C-LTIP Units were issued pursuant to the Management Agreement and were fully vested upon issuance.

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

LTIP Unit and Restricted Stock Grants

Under the BHM Incentive Plans, (i) certain of the Manager’s executive management team and personnel who provide services to the Manager (collectively, the “BREH Personnel”) were granted LTIP Units and/or shares of Class A common stock as restricted stock grants (“RSGs”) that vest over a three-year period, and (ii) each independent member of the Board was granted LTIP Units in payment of the equity portion of their respective annual retainers, with such LTIP Units fully vested upon issuance.

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

On April 1, 2026, the Company issued 108,699 LTIP Units pursuant to the BHM Incentive Plans directly to and among certain of the BREH Personnel as an annual long-term incentive equity grant for the year ended December 31, 2025. Such LTIP Units will vest ratably on an annual basis over a three-year period from the date of grant.

The Company recognizes compensation expense ratably over the vesting period for time-based LTIP Units based on the fair value at the date of grant. During the three and six months ended June 30, 2026 and 2025, the Company recognized compensation expense for such LTIP Units of approximately $0.8 million and $0.8 million, and $1.5 million and $1.5 million, respectively. Such expense was recorded as part of general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). As of June 30, 2026, there was $4.2 million of total unrecognized compensation expense related to unvested LTIP Units granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 1.7 years. Once vested, these awards of LTIP Units may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Company, and may then be redeemed for cash or, at the option of the Company and after a one year holding period (including any period during which the LTIP Units were held), settled in shares of the Company’s Class A common stock on a one-for-one basis. The holders of such LTIP Units will be entitled to receive “distribution equivalents” with respect to such LTIP Units, whether or not vested, at the same time distributions are paid to the holders of the Company’s Class A common stock.

Restricted Stock

On April 1, 2026, the Company issued 84,055 shares of Class A common stock as RSGs pursuant to the BHM Incentive Plans directly to and among certain of the BREH Personnel as an annual long-term incentive equity grant for the year ended December 31, 2025. Such RSGs will vest ratably on an annual basis over a three-year period from the date of grant.

The Company recognizes compensation expense ratably over the vesting period for time-based RSGs. During the three and six months ended June 30, 2026 and 2025, the Company recognized compensation expense for RSGs of approximately $0.3 million and $0.2 million, and $0.5 million and $0.4 million, respectively. Such expense was recorded as part of general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). As of June 30, 2026, there was $1.8 million of total unrecognized compensation expense related to the unvested RSGs granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 2.1 years.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

Declaration Date	Record Date	Amount	Paid / Payable Date
Class A common stock
March 11, 2025	December 24, 2025	$0.125	January 5, 2026
March 10, 2026	March 25, 2026	0.125	April 2, 2026
June 12, 2026	June 25, 2026	0.125	July 2, 2026
Class C common stock
March 11, 2025	December 24, 2025	$0.125	January 5, 2026
March 10, 2026	March 25, 2026	0.125	April 2, 2026
June 12, 2026	June 25, 2026	0.125	July 2, 2026
Series A Preferred Stock
October 15, 2025	December 24, 2025	$0.125	January 5, 2026
January 15, 2026	January 23, 2026	0.125	February 5, 2026
January 15, 2026	February 25, 2026	0.125	March 5, 2026
January 15, 2026	March 25, 2026	0.125	April 2, 2026
April 13, 2026	April 24, 2026	0.125	May 5, 2026
April 13, 2026	May 22, 2026	0.125	June 5, 2026
April 13, 2026	June 25, 2026	0.125	July 2, 2026
Series A Preferred Enhanced Special Dividend (1)
October 15, 2025	December 24, 2025	$0.010417	January 5, 2026
January 15, 2026	January 23, 2026	0.010417	February 5, 2026
January 15, 2026	February 25, 2026	0.010417	March 5, 2026
January 15, 2026	March 25, 2026	0.010417	April 2, 2026
April 13, 2026	April 24, 2026	0.010417	May 5, 2026
April 13, 2026	May 22, 2026	0.010417	June 5, 2026
April 13, 2026	June 25, 2026	0.010417	July 2, 2026
Series B Preferred Stock (2)
January 15, 2026	January 23, 2026	$0.15625	February 5, 2026
January 15, 2026	February 25, 2026	0.15625	March 5, 2026
January 15, 2026	March 25, 2026	0.15625	April 2, 2026
April 13, 2026	April 24, 2026	0.15625	May 5, 2026
April 13, 2026	May 22, 2026	0.15625	June 5, 2026
April 13, 2026	June 25, 2026	0.15625	July 2, 2026
(1)	Holders of record of Series A Preferred Stock shares are entitled to an enhanced special dividend equal to the amount by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average of the one-month Term SOFR for each day commencing on the 26th of the prior month to the 25th of the applicable month, plus (II) two percent, divided by (b) twelve, exceeds (ii) the standard monthly dividend of $0.125 per share of Series A Preferred Stock. The enhanced special dividend will be aggregated with the standard monthly dividend so as to effect a dividend rate on the Series A Preferred Stock that is subject to a 6.5% minimum and 8.5% maximum annual rate.
(2)	Holders of record of newly issued Series B Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series B Preferred Stock was outstanding.

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate. Holders of restricted stock, OP Units, LTIP Units and C-LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of the Company’s Class A common stock.

Distributions declared and paid for the six months ended June 30, 2026 were as follows (amounts in thousands):

	Distributions
2026	Declared	Paid
First Quarter
Class A common stock	$506	$506
Class C common stock	1	1
Series A Preferred Stock (1)	2,595	2,570
Series B Preferred Stock	14	1
OP Units	921	921
LTIP / C-LTIP Units	233	227
Total first quarter	$4,270	$4,226
Second Quarter
Class A common stock	$514	$506
Class C common stock	1	1
Series A Preferred Stock (1)	2,625	2,625
Series B Preferred Stock	97	67
OP Units	921	921
LTIP / C-LTIP Units	247	233
Total second quarter	$4,405	$4,353
Total	$8,675	$8,579
(1)	Series A Preferred Stock amounts include the standard dividend at an annual rate of 6.0% of the Stated Value and any enhanced special dividends.

Note 16 – Commitments and Contingencies

The aggregate amount of the Company’s contractual commitments to fund future cash obligations in certain of its preferred equity investments was $8.8 million and $27.0 million as of June 30, 2026 and December 31, 2025, respectively. In addition, the Company has two consolidated residential communities (Abode Wendell Falls and Harmony at Clear Creek) under construction comprised of an aggregate of 358 units. At June 30, 2026, the Company estimates the remaining costs to complete the construction of these two residential communities to be approximately $107.9 million. The Company intends to finance these costs through a combination of available cash, proceeds from construction loans, and preferred equity capital contributions. The Company also committed to acquire an aggregate of 100 residential community units known as Parkside at Summers Corner. The Company expects acquisitions to occur in tranches as construction is completed, and as of June 30, 2026, 48 units remain to be acquired, representing an aggregate purchase price of $12.3 million.

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Lessee – Operating Lease

In connection with the Company moving its New York (Manhattan) headquarters, effective May 2024, the Company, as lessee, and an unaffiliated third-party landlord entered into the NY Premises Lease (hereinafter, the “Lease”) for the NY Premises. In accordance with ASC Topic 842 Leases, the Company classifies the Lease as an operating lease, and by way of practical expedient, the Company has elected to account for lease and non-lease (ex. common area maintenance) components of the Lease as a single lease component on its consolidated statements of operations and comprehensive income (loss). The Company recognizes the single lease component on a straight-line basis over the term of the Lease, and expenses that are non-components of the lease, such as real estate taxes for which the Company is not a direct beneficiary of the arrangement, are expensed in the period in which the obligation for those payments are incurred. For the three and six months ended June 30, 2026 and 2025, the Company recorded $0.1 million and $0.1 million, and $0.2 million and $0.2 million, respectively, of net rent expense related to the Lease.

Upon commencement of the Lease in November 2024, the Company recorded a right-of-use asset of $5.1 million and a lease liability of $5.0 million on its consolidated balance sheets. The right-of-use asset is included within accounts receivable, prepaids and other assets, net, and the lease liability is included within other accrued liabilities. In determining the right-of-use asset and lease liability, the discount rate implicit in the Lease was not readily determinable. As such, the Company used a third-party analysis to determine that a discount rate of 7.61% approximated the incremental borrowing rate that it would incur for a loan that was of a similar term as the Lease and with a similar form of underlying collateral. As of June 30, 2026, the remaining right-of-use asset and lease liability balances were $4.1 million and $4.6 million, respectively, and the remaining Lease term was approximately 5.1 years. In addition, the Company incurred tenant improvement costs related to the renovation and buildout of the NY Premises which are capitalized and included within net real estate investments on the Company’s consolidated balance sheets. Such tenant improvement costs are depreciated on a straight-line basis over the term of the Lease.

The following table summarizes the future minimum lease payments and total operating lease liability as of June 30, 2026 (amounts in thousands):

Year	Total
2026 (July 1 – December 31)	$535
2027	1,070
2028	1,070
2029	1,070
2030	1,106
Thereafter	667
Total future minimum lease payments (undiscounted cash flows)	$5,518
Difference between future undiscounted cash flows and discounted cash flows	(963)
Total operating lease liability	$4,555

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

The following table summarizes NOI by the Company’s reportable segments for the three and six months ended June 30, 2026 and 2025, and reconciles NOI to net loss attributable to common stockholders on the Company’s statements of operations and comprehensive income (loss) (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rental and other property revenues
Residential communities	$12,857	$8,915	$25,608	$17,024
Scattered single-family homes	6,470	7,792	13,420	15,593
Total rental and other property revenues	19,327	16,707	39,028	32,617

Property operating expenses
Residential communities	5,570	3,895	10,834	7,397
Scattered single-family homes	4,202	4,282	8,019	8,432
Total property operating expenses	9,772	8,177	18,853	15,829

Net operating income
Residential communities	7,287	5,020	14,774	9,627
Scattered single-family homes	2,268	3,510	5,401	7,161
Total net operating income	9,555	8,530	20,175	16,788
Reconciling items:
Interest income from loan investments	—	95	—	598
Property management and asset management fee expenses	(1,324)	(1,336)	(2,895)	(2,661)
General and administrative expenses	(2,520)	(2,665)	(5,634)	(5,722)
Management fees to related party	(2,703)	(2,606)	(5,391)	(5,146)
Acquisition and other transaction costs	(563)	(135)	(606)	(211)
Weather-related losses, net	(160)	(45)	(410)	(45)
Impairment of real estate investments	(520)	(71)	(1,121)	(196)
Depreciation and amortization	(7,883)	(7,189)	(16,741)	(14,681)
Other expense, net	(278)	(15)	(1,160)	(74)
Income from preferred equity investments	2,033	2,306	3,564	5,416
Share of net earnings of equity method investment	307	—	603	—
Recovery of credit losses, net	—	2	—	104
Gain on sale of real estate investments, net	318	929	902	1,757
Gain on sale of available-for-sale investments	—	1,450	—	1,450
Loss on extinguishment of debt	(1)	(5)	(37)	(9)
Interest expense, net	(6,484)	(5,627)	(12,969)	(11,838)
Interest income	1,264	1,182	2,540	2,286
Income tax expense	—	(626)	(76)	(972)
Net loss	(8,959)	(5,826)	(19,256)	(13,156)
Preferred stock dividends	(2,722)	(2,254)	(5,331)	(4,264)
Preferred stock accretion	(1,568)	(1,273)	(2,561)	(1,796)
Net loss attributable to noncontrolling interests	9,767	6,869	20,233	14,203
Net loss attributable to common stockholders	$(3,482)	$(2,484)	$(6,915)	$(5,013)

The following table reconciles the Company’s total rental and other property revenues for reportable segments to total revenues on the Company’s consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Rental and other property revenues
Residential communities	$12,857	$8,915	$25,608	$17,024
Scattered single-family homes	6,470	7,792	13,420	15,593
Total rental and other property revenues	19,327	16,707	39,028	32,617
Interest income from loan investments	—	95	—	598
Total revenues	$19,327	$16,802	$39,028	$33,215

At June 30, 2026 and December 31, 2025, net real estate assets totaled $565.4 million and $556.2 million for residential communities, respectively, and $271.0 million and $311.8 million for scattered single-family homes, respectively.

Note 18 – Subsequent Events

Declaration of Dividends

Declaration Date	Record Date	Amount	Paid / Payable Date
Series A Preferred Stock
July 10, 2026	July 24, 2026	$0.125	August 5, 2026
July 10, 2026	August 25, 2026	0.125	September 4, 2026
July 10, 2026	September 25, 2026	0.125	October 5, 2026
Series A Preferred Enhanced Special Dividend
July 10, 2026	July 24, 2026	(1)	August 5, 2026
July 10, 2026	August 25, 2026	(1)	September 4, 2026
July 10, 2026	September 25, 2026	(1)	October 5, 2026
Series B Preferred Stock (2)
July 10, 2026	July 24, 2026	$0.15625	August 5, 2026
July 10, 2026	August 25, 2026	0.15625	September 4, 2026
July 10, 2026	September 25, 2026	0.15625	October 5, 2026
(1)	Holders of record of Series A Preferred Stock shares are entitled to an enhanced special dividend equal to the amount by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average of the one-month Term SOFR for each day commencing on the 26th of the prior month to the 25th of the applicable month, plus (II) two percent, divided by (b) twelve, exceeds (ii) the standard monthly dividend of $0.125 per share of Series A Preferred Stock. The enhanced special dividend will be aggregated with the standard monthly dividend so as to effect a dividend rate on the Series A Preferred Stock that is subject to a 6.5% minimum and 8.5% maximum annual rate.
(2)	Holders of record of newly issued Series B Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series B Preferred Stock was outstanding.

Distributions Paid

The following distributions were declared and/or paid to the Company’s stockholders subsequent to June 30, 2026 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distribution per Share	Total Distribution
Class A common stock	June 12, 2026	June 25, 2026	July 2, 2026	$0.125000	$514
Class C common stock	June 12, 2026	June 25, 2026	July 2, 2026	0.125000	1
Series A Preferred Stock (1)	April 13, 2026	June 25, 2026	July 2, 2026	0.135417	875
Series B Preferred Stock	April 13, 2026	June 25, 2026	July 2, 2026	0.156250	43
OP Units	June 12, 2026	June 25, 2026	July 2, 2026	0.125000	921
LTIP / C-LTIP Units	June 12, 2026	June 25, 2026	July 2, 2026	0.125000	247

Series A Preferred Stock (1)	July 10, 2026	July 24, 2026	August 5, 2026	0.135417	874
Series B Preferred Stock	July 10, 2026	July 24, 2026	August 5, 2026	0.156250	62
Total					$3,537
(1)	Series A Preferred Stock distribution per share amounts include the standard dividend at an annual rate of 6.0% of the Stated Value and any enhanced special dividends.

Parkside at Summers Corner

On July 23, 2026, the Company acquired, with full ownership interest, an additional 10 units at Parkside at Summers Corner located in Summerville, South Carolina for an aggregate purchase price of $2.6 million. Units are to be acquired in tranches as construction is completed, and as of the date of this Quarterly Report on Form 10-Q, the Company has acquired 62 of the total 100 units it has committed to purchase.

ILE Loan Amendment

CA1, one of ILE’s two credit agreements (refer to Note 11 for further information), matured on June 7, 2026. As of June 30, 2026, the Company was engaged in discussions with the lender regarding an extension. In July 2026, the loan was amended to extend the maturity date to October 7, 2026. Under the amended terms, loan payments are interest-only from June 7, 2026 through maturity at the lender’s floating prime rate (6.75% in June 2026) plus 0.50%. The Company will account for the amendment as a debt modification in accordance with ASC 470-50 Debt – Modifications and Extinguishments.

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

As of June 30, 2026, we held twenty-four real estate investments, consisting of eighteen consolidated investments, five preferred equity investments, and one unconsolidated real estate fund investment. The twenty-three consolidated and preferred equity investments represent an aggregate of 5,420 residential units, comprised of 4,271 consolidated units, of which 410 units are under development or in lease-up, and 1,149 units through preferred equity investments, which includes planned units and those under development. As of June 30, 2026, our consolidated operating investments were approximately 90.2% occupied; excluding units classified as held for sale and down/renovation units, our consolidated operating investments were approximately 92.3% occupied.

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

Inflation and Related Economic Volatility

During the first half of 2026, economic uncertainty and stock market volatility continued due to a number of factors, including persistent inflation, interest rate uncertainty, concerns about tariffs, supply chain or trade disruptions and geopolitical conflict. While these factors did not have a significant adverse impact on us during the first half of 2026, they may adversely impact us in the future. Inflation and its related impacts, including increased prices for services and goods and higher interest rates and wages, and any policy interventions by the U.S. government, could negatively impact our residents’ ability to pay rents and our results of operations. Substantially all our leases are for a term of one year or less, which we believe mitigates our exposure to inflation, by permitting us to set rents commensurate with inflation (subject to rent regulations to the extent they apply and assuming our current or prospective residents will accept and can pay commensurate increased rents, of which there can be no assurance). Inflation could outpace any increases in rent and adversely affect us. We may not be able to mitigate the effects of inflation and related impacts, and the duration and extent of any prolonged periods of inflation, and any such related adverse effects on our results of operations and financial condition are unknown at this time. Inflation may also cause increased volatility in financial markets, which could affect our ability to access the capital markets or impact the cost or timing at which we are able to do so. Inflation may also increase the costs to complete our development projects, including costs of materials, labor and services from third-party contractors and suppliers. Higher construction costs could adversely impact our investments in real estate assets and our expected yields on development projects. We continue to monitor increases in inflation and rising interest rates and resulting economic changes in credit and capital markets, as well as direct and indirect impacts resulting from the uncertainty related to, or changes to, the overall regulatory and economic environment and from geopolitical conditions and the effects of international conflicts on global markets.

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

Other Significant Developments

Investment Activity Summary

Provided below is a summary of our investment activity during the six months ended June 30, 2026.

Parkside at Summers Corner

We acquired, with full ownership interest, an additional 40 units at Parkside at Summers Corner located in Summerville, South Carolina for an aggregate purchase price of $10.3 million. Units are to be acquired in tranches as construction is completed, and as of June 30, 2026, we acquired 52 of the total 100 units we have committed to purchase.

Sale of Consolidated Operating Units

We closed on the following sales: 35 units in the Ballast portfolio, 47 units in the Golden Pacific portfolio, 29 units in the ILE portfolio, 8 units in the Indy-Springfield portfolio, 31 units in the Peak JV 2 portfolio, and the remaining 42 units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sale agreements. The 192 units, including 92 units classified as held for sale as of December 31, 2025, were all previously classified as held for sale and sold for an aggregate of approximately $39.8 million, subject to certain closing costs, prorations and adjustments typical in such real estate transactions. After deducting the paydown of existing mortgage indebtedness encumbering 27 units in the ILE portfolio of approximately $3.8 million, the sales of the 192 units generated net proceeds of approximately $33.0 million and a gain on sales of approximately $0.9 million. The gain on sales is included in gain on sale of real estate investments, net on our consolidated statements of operations and comprehensive income (loss).

Preferred Equity Investment Summary

We increased our original capital commitment for preferred equity interests in Canvas at Wildwood by $1.5 million, increasing our total investment to $16.1 million. As of June 30, 2026, we funded $40.0 million of our $48.8 million aggregate commitment to fund capital for preferred equity interests in Archer at RiverBlue, Canvas at Wildwood, River Ford, and Sanford Marketplace.

Held for Sale

As of June 30, 2026 and December 31, 2025, we classified an aggregate of 81 units and 107 units, respectively, as held for sale on our consolidated balance sheets, with all units reported in our scattered single-family homes segment. The 81 units classified as held for sale at June 30, 2026 are included in the following portfolios: 16 units of Ballast, 45 units of Golden Pacific, 8 units of ILE, 10 units of Indy-Springfield, and 2 units of Peak JV 2. As of June 30, 2025, we classified an aggregate of 94 units as held for sale, with all units reported in our scattered single-family homes segment. For the three and six months ended June 30, 2026 and 2025, we recorded impairments of $0.5 million and $0.1 million, and $1.1 million and $0.2 million, respectively, related to held for sale units which is included in impairment of real estate investments on our consolidated statements of operations and comprehensive income (loss).

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

As of June 30, 2026, we, at the request of holders, redeemed a total of 10,960 shares of Series A Preferred Stock through the issuance of 18,653 shares of Class A common stock and redeemed a total of 58,855 shares of Series A Preferred Stock for $1.4 million in cash.

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

As of June 30, 2026, we issued 351,304 shares of Series B Preferred Stock pursuant to the Series B Preferred Offering with net proceeds of approximately $6.9 million after commissions, dealer manager fees, sales discounts and costs related to establishing the offering of Series B Preferred Stock. As of June 30, 2026, we had not redeemed any shares of Series B Preferred Stock.

Stockholders’ Equity

Our total stockholders’ equity decreased $7.8 million from $128.7 million as of December 31, 2025 to $120.9 million as of June 30, 2026. The decrease in our total stockholders’ equity is primarily attributable to net loss attributable to common stockholders of $6.9 million and common stock dividends declared of $1.0 million.

Results of Operations

The following is a summary of our consolidated real estate investments as of June 30, 2026:

							Occupancy –
							Excluding Held
		Number of	Average	Ownership	Average	Occupancy –	for Sale/Reno
Operating Investment Name	Market / Location	Units (1)	Year Built	Interest	Rent (2)	All Units (3)	Units (4)
Residential Communities
Allure at Southpark	Charlotte, NC	350	2014	98%	$1,672	95.4%	95.7%
Amira at Westly	Tampa, FL	408	1999/2023	(5)	1,820	92.9%	93.1%
Avenue at Timberlin Park	Jacksonville, FL	200	2001	100%	1,571	97.5%	98.0%
District at Parkview (6)	Stone Mountain, GA	264	2023	39%	1,901	95.8%	96.2%
Skytop Apartments	Cincinnati, OH	361	2024	(5)	1,718	93.9%	94.4%
Southern Pines Reserve (6)	Aberdeen, NC	272	2000/2003	2%	1,467	94.1%	94.5%
Villas at Huffmeister	Houston, TX	294	2007	95%	1,595	93.9%	94.2%
Wayford at Concord	Concord, NC	150	2019	83%	2,151	97.3%	97.3%
Yauger Park Villas	Olympia, WA	80	2010	95%	2,506	96.3%	96.3%
Total Residential Communities Units / Average		2,379			$1,748	94.8%	95.1%

Scattered Single-Family Homes
Ballast	AZ / CO / WA	49	1998	95%	$2,117	51.0%	75.8%	(7)
Golden Pacific	IN / KS / MO	114	1978	97%	1,778	15.8%	26.1%	(7)
ILE	TX / SE US	421	1990	95%	1,871	92.6%	94.4%
Indy-Springfield	IN / MO	296	1999	100%	1,459	89.5%	91.6%
Peak JV 2	Various / TX	518	1982	100%	1,404	87.6%	88.0%
Savannah-84	Savannah, GA	84	2022	100%	1,890	90.5%	90.5%
Total Scattered Single-Family Homes / Average		1,482			$1,621	82.9%	87.4%
Total Operating Units / Average		3,861			$1,702	90.2%	92.3%

Development / Lease-up Investment Name
Residential Communities
Abode Wendell Falls (8)	Wendell, NC	170	—	100%	—	—	—
Harmony at Clear Creek (8)	Shawnee, KS	188	—	85%	—	—	—
Parkside at Summers Corner (9)	Summerville, SC	52	2025/2026	100%	$2,325	36.5%	—
Total Development Units		410
Total Units		4,271
(1)

Total operating units includes an aggregate of 81 units classified as held for sale, with such units included in the following portfolios: 16 units of Ballast, 45 units of Golden Pacific, 8 units of ILE, 10 units of Indy-Springfield, and 2 units of Peak JV 2.

(2)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the three months ended June 30, 2026.
(3)	Percent occupied is calculated as (i) the number of units occupied as of June 30, 2026 divided by (ii) total number of units, expressed as a percentage.
(4)

Percent occupied is calculated as (i) the number of units occupied as of June 30, 2026 divided by (ii) total number of units, expressed as a percentage, and excludes 81 units classified as held for sale and an aggregate of 8 down/renovation units.

(5)

Amira at Westly and Skytop Apartments are held through our DST Program (refer to Note 9 of our consolidated financial statements for further information). The Amira at Westly DST and Skytop Apartments DST have been fully subscribed with equity from individual investors.

(6)	District at Parkview and Southern Pines Reserve are held through our DST Program.
(7)	Percent occupied lower at Ballast and Golden Pacific due to units intentionally held vacant in preparation for sale.
(8)	Represents a development project with no units delivered as of June 30, 2026. Abode Wendell Falls and Harmony at Clear Creek commenced construction in 2024 and 2026, respectively.
(9)

Parkside at Summers Corner represents a development project with units to be acquired in tranches as construction is completed. Of the total 100 units that we have committed to acquire, 52 units had been acquired as of June 30, 2026. Of the 52 units acquired, 19 units were occupied as of June 30, 2026.

The following is a summary of our consolidated operational results by reportable segment for the three and six months ended June 30, 2026 and 2025 ($ in thousands, except average rental rates):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Variance		2026	2025	Variance
Rental and other property revenues
Residential communities	$12,857	$8,915	44.2%		$25,608	$17,024	50.4%
Scattered single-family homes	6,470	7,792	(17.0)%		13,420	15,593	(13.9)%
Total rental and other property revenues	19,327	16,707	15.7%		39,028	32,617	19.7%

Property operating expenses
Residential communities	5,570	3,895	43.0%		10,834	7,397	46.5%
Scattered single-family homes	4,202	4,282	(1.9)%		8,019	8,432	(4.9)%
Total property operating expenses	9,772	8,177	19.5%		18,853	15,829	19.1%

Net operating income
Residential communities	7,287	5,020	45.2%		14,774	9,627	53.5%
Scattered single-family homes	2,268	3,510	(35.4)%		5,401	7,161	(24.6)%
Total net operating income	$9,555	$8,530	12.0%		$20,175	$16,788	20.2%

Residential communities	94.9%	92.7%	220	bps	94.9%	93.4%	150	bps
Scattered single-family homes	84.6%	90.5%	(590)	bps	86.0%	90.2%	(420)	bps
Average occupancy percentage (1)	90.9%	91.6%	(70)	bps	91.4%	91.7%	(30)	bps

Residential communities	$1,748	$1,766	(1.0)%		$1,750	$1,789	(2.2)%
Scattered single-family homes	1,621	1,609	0.7%		1,625	1,599	1.6%
Average rental rate (2)	$1,702	$1,689	0.8%		$1,704	$1,692	0.7%
(1)	Represents the average of the ending occupancy as of the last day of each month in the period presented for all units in our consolidated portfolio.
(2)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the period presented.

The following is a summary of our preferred equity investments as of June 30, 2026:

			Total Actual /		Actual /	Actual /	Actual /
		Actual /	Estimated		Estimated	Estimated	Estimated		Estimated
		Planned	Construction	Cost to Date	Construction	Initial	Construction		Average
Development Investment Name (1)	Location	Number of Units	Cost (in millions)	(in millions)	Cost Per Unit	Occupancy	Completion	% Occupied	Rent (2)
Sanford Marketplace	Sanford, NC	300	$59.6	$25.6	$198,667	4Q 2026	2Q 2027	—	$1,587
Canvas at Wildwood	Wildwood, FL	224	60.3	21.2	269,196	4Q 2026	4Q 2027	—	1,937
Archer at RiverBlue	Asheville, NC	245	71.8	17.7	293,061	1Q 2028	2Q 2028	—	2,113
Total Development Units		769

Lease-up Investment Name
River Ford	Brunswick, GA	170	51.6	32.4	303,529	2Q 2026	1Q 2027	4.1%	2,004
Total Lease-up Units		170

Operating Investment Name (3)
Wayford at Innovation Park	Charlotte, NC	210						92.4%	2,340
Total Operating Units		210
Total Units/Average		1,149							$1,964
(1)	None of the development investments had commenced lease-up as of June 30, 2026.
(2)

For development and lease-up investments, represents the average pro forma effective monthly rent per occupied unit for all expected occupied units during the first full quarter of stabilization. For the operating investment, represents the average effective monthly rent per occupied unit.

(3)	Operating investment represents a stabilized operating property.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Revenue

Rental and other property revenues increased $2.6 million, or 16%, to $19.3 million for the three months ended June 30, 2026 as compared to $16.7 million for the same prior year period. The increase was primarily due to: (i) the acquisition of 897 units at three residential communities, which was partially offset by sales of 280 single-family units in our portfolio since April 1, 2025. We also benefitted from a 2.2% increase in average occupancy in our residential communities, which was 94.9% during the three months ended June 30, 2026, compared to 92.7% during the second quarter of 2025. This was partially offset by a 5.9% decrease in average occupancy in our single-family homes, which was 84.6% during the three months ended June 30, 2026, compared to 90.5% during the second quarter of 2025. The decrease in average occupancy in our single-family homes was lower due to units at Ballast and Golden Pacific intentionally held vacant in preparation for sale.

Interest income from loan investments amounted to zero for the three months ended June 30, 2026 as compared to $0.1 million for the same prior year period due to the full payoff of a loan investment in the second quarter of 2025.

Expenses

Property operating expenses increased $1.6 million, or 20%, to $9.8 million for the three months ended June 30, 2026 as compared to $8.2 million for the same prior year period. The increase was primarily due to the acquisition of 897 units at three residential communities, which was partially offset by sales of 280 single-family units in our portfolio since April 1, 2025.

Property management and asset management fee expenses were $1.3 million for the three months ended June 30, 2026 as compared to $1.3 million in the same prior year period. Property management fees are based on a stated percentage of property revenues and asset management fees are based on a stated percentage of capital contributions or assets under management, where applicable.

General and administrative expenses amounted to $2.5 million for the three months ended June 30, 2026 as compared to $2.7 million for the same prior year period. Of the $2.5 million total expense in the second quarter 2026, $1.5 million relates to direct costs incurred by us, while the remaining $1.0 million relates to the operating expense reimbursement to our Manager, which includes rent, utilities, accounting and legal services, and IT expenses.

Management fees to related party amounted to $2.7 million for the three months ended June 30, 2026 as compared to $2.6 million for the same prior year period. The increase was due to an increase in equity primarily from our Series B Preferred Offerings. For the second quarter of 2026, we will pay $0.2 million of the base management fee in C-LTIP Units with the remainder in cash.

Acquisition and other transaction costs were $0.6 million for the three months ended June 30, 2026 and amounted to $0.1 million for the same prior year period. Acquisition costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods

Weather-related losses amounted to $0.2 million for the three months ended June 30, 2026 as compared to less than $0.1 million for the same prior year period. The 2026 expense relates to damage at two of our scattered single-family home investments.

Impairment of real estate investments amounted to $0.5 million for the three months ended June 30, 2026 as compared to $0.1 million for the same prior year period. An impairment loss is recognized when we determine that the carrying value of operating and/or held for sale real estate, and related intangible assets, exceeds their estimated fair value. Impairment amounts recorded during the three months ended June 30, 2026 and 2025 relate to held for sale single-family units.

Depreciation and amortization expenses were $7.9 million for the three months ended June 30, 2026 as compared to $7.2 million for the same prior year period, with the increase primarily due to the acquisition of two residential communities since the second quarter of 2025. The increase was partially offset by (i) the sales of single-family units in our portfolio since the second quarter of 2025 and (ii) in-place leases being fully amortized at three residential communities prior to the second quarter of 2026.

Other Income and Expense

Other income and expense amounted to expense of $2.8 million for the three months ended June 30, 2026 as compared to income of $0.2 million for the same prior year period. This was primarily due a $1.5 million gain on the sale of one preferred equity investment during the second quarter of 2025 and a decrease of $0.6 million in gain on sales of real estate investment from the second quarter of 2025. In addition, during the second quarter of 2026 we had increased interest expense of $0.9 million.

Income Tax Expense

Income tax expense amounted to zero for the three months ended June 30, 2026 as compared to $0.6 million for the same prior year period. The decrease was primarily due to lower income tax expense related to our preferred equity investments.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Revenue

Rental and other property revenues increased $6.4 million, or 20%, to $39.0 million for the six months ended June 30, 2026 as compared to $32.6 million for the same prior year period. The increase was primarily due to the acquisition of 897 units at three residential communities, which was partially offset by sales of 319 single-family units in our portfolio since January 1, 2025. We also benefitted from a 1.5% increase in average occupancy in our residential communities, which was 94.9% during the six months ended June 30, 2026, compared to 93.4% during the same prior year period. This was partially offset by a 4.2% decrease in average occupancy in our single-family homes, which was 86.0% during the six months ended June 30, 2026, compared to 90.2% during the same prior year period. The decrease in average occupancy in our single-family homes was lower due to units at Ballast and Golden Pacific intentionally held vacant in preparation for sale.

Interest income from loan investments amounted to zero for the six months ended June 30, 2026 as compared to $0.6 million for the same prior year period due to the full payoff of two loan investments in early-2025.

Expenses

Property operating expenses increased $3.1 million, or 19%, to $18.9 million for the six months ended June 30, 2026 as compared to $15.8 million for the same prior year period. The was primarily due to the acquisition of 897 units at three residential communities, which was partially offset by sales of 319 single-family units in our portfolio since January 1, 2025.

Property management and asset management fee expenses were $2.9 million for the six months ended June 30, 2026 as compared to $2.7 million in the same prior year period. Property management fees are based on a stated percentage of property revenues and asset management fees are based on a stated percentage of capital contributions or assets under management, where applicable.

General and administrative expenses amounted to $5.6 million for the six months ended June 30, 2026 as compared to $5.7 million for the same prior year period. Of the $5.6 million total expense for the six months ended June 30, 2026, $3.6 million related to direct costs incurred by us, while the remaining $2.0 million related to the operating expense reimbursement to our Manager, which includes rent, utilities, accounting and legal services, and IT expenses.

Management fees to related party amounted to $5.4 million for the six months ended June 30, 2026 as compared to $5.1 million for the same prior year period. The increase was due to an increase in equity primarily from our Series A and Series B Preferred Stock Offerings. For the six months ended June 30, 2026, we will pay $0.4 million of the base management fee in C-LTIP Units with the remainder in cash.

Acquisition and other transaction costs amounted to $0.6 million for the six months ended June 30, 2026 compared to $0.2 million for the same prior year period. Acquisition costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Weather-related losses amounted to $0.4 million for the six months ended June 30, 2026 compared to less than $0.1 million for the same prior year period. The 2026 expenses relates to damage at three of our scattered single-family home investments and one residential community.

Impairment of real estate investments amounted to $1.1 million for the six months ended June 30, 2026 compared to $0.2 million for the same prior year period.

Depreciation and amortization expenses were $16.7 million for the six months ended June 30, 2026 as compared to $14.7 million for the same prior year period, with the increase primarily due to higher depreciation expense and amortization of in-place lease costs at two residential communities that were acquired since June 30, 2025, offset by lower amortization of in-place lease costs at two residential communities that had expense in the prior year and none in the current year.

Other Income and Expense

Other income and expense amounted to expense of $6.6 million for the six months ended June 30, 2026 as compared to expense of $0.9 million for the same prior year period. This was primarily due to a decrease in preferred returns of $1.9 million as investments in our preferred equity investments decreased to $55.6 million at June 30, 2026 as compared to $60.7 million at June 30, 2025 due to the redemption and/or sale of five preferred equity investments partially offset by two new preferred equity investments. In addition, during the six months ended June 30, 2026 we had increased interest expense of $1.1 million compared to the prior year period and during the six months ended June 30, 2025 we recorded a $1.5 million gain on the sale of one preferred equity investment.

Income Tax Expense

Income tax expense amounted to $0.1 million for the six months ended June 30, 2026 as compared to $1.0 million for the same prior year period. The decrease was primarily due to lower income tax expense related to our preferred equity investments.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net loss attributable to common stockholders together with a reconciliation to NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss attributable to common stockholders	$(3,482)	$(2,484)	$(6,915)	$(5,013)
Add back: Net loss attributable to Operating Partnership Units	(7,951)	(5,567)	(15,775)	(11,228)
Net loss attributable to common stockholders and unit holders	(11,433)	(8,051)	(22,690)	(16,241)
Net loss attributable to partially owned properties’ noncontrolling interests	(1,816)	(1,302)	(4,458)	(2,975)
Real estate depreciation and amortization	7,869	7,176	16,713	14,652
Non-real estate depreciation and amortization	14	13	28	29
Non-cash interest expense	833	648	1,604	1,406
Unrealized loss on derivatives	36	456	200	1,234
Recovery of credit losses	—	(2)	—	(104)
Property management and asset management fees	1,324	1,336	2,895	2,661
Management fees to related party	2,703	2,606	5,391	5,146
Acquisition and other transaction costs	563	135	606	211
Corporate operating expenses	2,520	2,665	5,634	5,722
Weather-related losses, net	160	45	410	45
Loss on extinguishment of debt costs	1	5	37	9
Interest income	(1,264)	(1,182)	(2,540)	(2,286)
Preferred dividends	2,722	2,254	5,331	4,264
Preferred stock accretion	1,568	1,273	2,561	1,796
Other expense, net	278	15	1,160	74
Income tax expense	—	626	76	972
Income from preferred equity investments	(2,033)	(2,306)	(3,564)	(5,416)
Share of net earnings of equity method investment	(307)	—	(603)	—
Interest income from loan investments	—	(95)	—	(598)
Impairment of real estate investments	520	71	1,121	196
Gain on sale of real estate investments, net	(318)	(929)	(902)	(1,757)
Gain on sale of available-for-sale investments	—	(1,450)	—	(1,450)
Total property income	3,940	4,007	9,010	7,590
Add back: Interest expense	5,615	4,523	11,165	9,198
Net operating income	$9,555	$8,530	$20,175	$16,788

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

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our short-term liquidity needs could be affected by various risks and uncertainties, including the risks detailed in Part I, Item 1A titled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 27, 2026. While consolidated occupancy excluding units classified as held for sale and down/renovation units remains strong at 92.3% as of June 30, 2026, in future periods we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants.

In October 2024, we launched a program (collectively, the “DST Program”) to sponsor and raise capital in private placement offerings of beneficial interests in specific Delaware statutory trusts (each, a “DST”) holding real properties (each, a “DST Property”). We expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions and create future pipeline acquisition opportunities. In conjunction with the DST Program, our Operating Partnership has issued certain non-interest bearing demand notes in relation to its role as the master tenant (the “Master Tenant”) under certain master leases (the “Master Leases”) related to the DST Program (the “Demand Notes”), which could be called upon if the net operating cash flow is insufficient to pay the rent required under the Master Leases (subject to limited deferral rights) or satisfy its other obligations under the Master Leases. As compensation for the Operating Partnership’s obligations under the Master Leases, we will share in the rent paid by the tenants of the underlying properties in accordance with the waterfall set forth in the applicable Master Lease. As of June 30, 2026, we had four DST Properties (Amira at Westly, District at Parkview, Skytop Apartments and Southern Pines Reserve) in our DST Program and raised net offering proceeds of $149.8 million, issued demand notes of $2.3 million, and had $305.8 million in total net real estate investments associated with the DST Program. The Amira at Westly DST and Skytop Apartments DST had been fully subscribed with equity from individual investors as of June 30, 2026.

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

We believe we will be able to meet our primary liquidity requirements going forward through, among other sources:

●	$172.1 million in cash available at June 30, 2026;
●	capacity of $50 million on the revolving credit facility, all of which was available as of June 30, 2026 for use in our DST Program;
●	proceeds from future mortgage debt financings for acquisition and/or development projects;
●	cash generated from operating activities; and
●	proceeds from the offering of our Series B Preferred Stock and potential offerings of common and preferred stock, as well as issuances of units of limited partnership interest in our Operating Partnership (“OP Units”).

The following table summarizes our contractual obligations, and estimated future required payments on these obligations, related to our mortgage notes secured by our properties as of June 30, 2026 (amounts in thousands). The revolving credit facility had no outstanding balance at the end of the period.

	Total	2026	2027-2028	2029-2030	Thereafter
Mortgages Payable (Principal)	$433,481	$13,608	$81,522	$140,262	$198,089
Estimated Interest Payments on Mortgages Payable	121,526	11,483	39,824	26,083	44,136
Total	$555,007	$25,091	$121,346	$166,345	$242,225

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

As of June 30, 2026, we had contractual commitments to fund future cash obligations in certain of our preferred equity investments in the aggregate of $8.8 million. In addition, we have two consolidated residential communities (Abode Wendell Falls and Harmony at Clear Creek) under construction comprised of an aggregate of 358 units. As of June 30, 2026, we estimate that the remaining costs associated with the completion of construction for these two residential communities will be approximately $107.9 million. We intend to finance these costs through a combination of available cash, proceeds from construction loans, and preferred equity capital contributions. We also committed to acquire an aggregate of 100 residential community units known as Parkside at Summers Corner. We expect acquisitions to occur in tranches as construction is completed, and as of June 30, 2026, 48 units remain to be acquired, representing an aggregate purchase price of $12.3 million. During the second quarter of 2026, two of our scattered single-family home portfolios incurred weather-related losses related to hailstorms in Illinois and Missouri. An assessment of the damage is ongoing. As of June 30, 2026, we expect that the total cost to repair all damage, which primarily includes roof and siding replacement, will be approximately $1.5 million, of which $0.2 million was incurred and recognized during the second quarter. A portion of the future costs are expected to be recognized as repair costs in weather-related losses with the remainder capitalized within buildings and improvements.

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

On February 10, 2026, the Board authorized a new stock repurchase plan, effective March 1, 2026, for the repurchase, from time to time, of up to an aggregate of $10 million of our outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Exchange Act of 1934 (the “Exchange Act”) and subject to Rule 10b-5 of the Exchange Act. The repurchase plan has a term of one year and ends on February 28, 2027, and may be discontinued at any time. The extent to which we repurchase shares of our Class A common stock under the repurchase plan, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. We expect that any repurchases of our Class A common stock will be through open market transactions, subject to market conditions, certain price limitations and other conditions established under the plan. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. As of June 30, 2026, we had not made any repurchases of our Class A common stock.

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

As we did in the six months ended June 30, 2026, we may also selectively sell consolidated operating assets at appropriate times, which would be expected to generate cash sources for both our short-term and long-term liquidity needs.

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. In October 2024, we entered into a credit agreement related to our DST Program with KeyBank National Association and a syndicate of other lenders which provides for a revolving loan with a maximum commitment amount of $50 million. We believe this revolving credit facility will serve as our primary debt source that will continue to enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. The revolving credit facility contains certain financial and operating covenants. As of June 30, 2026, we were in compliance with all covenants under our credit facility. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain distributions paid on our Series A Preferred Stock and Series B Preferred Stock in accordance with the terms which require monthly dividends. While our distributions through June 30, 2026 have been paid from cash flow from operations and in accordance with our policy, distributions in the future may be paid from cash flow from operations, proceeds from the offering of our Series B Preferred Stock, proceeds from the DST Program, the sales of assets, and additional sources, such as from borrowings.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of June 30, 2026, we entered into five joint venture agreements which are classified as available-for-sale debt securities.

Cash Flows from Operating Activities

As of June 30, 2026, we held twenty-four real estate investments, consisting of eighteen consolidated investments, five preferred equity investments, and one unconsolidated real estate fund investment, with the twenty-three consolidated and preferred equity investments representing an aggregate of 5,420 residential units. During the six months ended June 30, 2026, net cash used in operating activities was $5.7 million after net loss of $19.3 million was adjusted for the following:

●	an increase in accounts receivable, prepaids and other assets of $3.2 million; and
●	an increase in due from affiliates of $2.4 million; offset by:
●	non-cash items of $17.6 million;
●	an increase in accounts payable and other accrued liabilities of $1.1 million; and
●	distributions from investments in unconsolidated real estate funds of $0.5 million.

Cash Flows from Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities was $3.4 million due to the following:

●	$19.7 million used in investments in preferred equity investments;
●	$10.7 million used in the acquisition of real estate investments;
●	$9.1 million used on capital expenditures; and
●	$0.7 million used on the purchase of rate caps; offset by:
●	$36.8 million of proceeds from the sales of real estate investments.

Cash Flows from Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities was $9.4 million due to the following:

●	$19.9 million of contributions from noncontrolling interests;
●	borrowings of $19.2 million on mortgages payable;
●	net proceeds of $7.4 million from the issuance of shares of Series B Preferred Stock; and
●	net proceeds of $4.2 million from the issuance of shares of Series A Preferred Stock; offset by:
●	$26.5 million of repayments on mortgages payable;
●	$5.3 million of cash distributions paid to preferred stockholders;
●	$4.8 million of distributions to partially owned properties’ noncontrolling interests;
●	$2.3 million of distributions to noncontrolling interests;
●	$1.0 million of cash distributions paid to common stockholders;
●	$0.6 million in deferred financing costs;
●	$0.5 million paid for the redemption of Series A Preferred Stock; and
●	$0.3 million for shares withheld for employee taxes upon vesting of awards.

Capital Expenditures

The following table summarizes our total capital expenditures for the six months ended June 30, 2026 and 2025 (amounts in thousands):

	Six Months Ended
	June 30,
	2026	2025
New development	$5,109	$4,162
Redevelopment/renovations	1,328	2,950
Routine capital expenditures	2,127	1,999
Normally recurring capital expenditures	614	438
Total capital expenditures	$9,178	$9,549

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

The table below presents our calculation of FFO and CFFO for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss attributable to common stockholders	$(3,482)	$(2,484)	$(6,915)	$(5,013)
Add back: Net loss attributable to Operating Partnership Units	(7,951)	(5,567)	(15,775)	(11,228)
Net loss attributable to common stockholders and unit holders	(11,433)	(8,051)	(22,690)	(16,241)

Real estate depreciation and amortization	7,869	7,176	16,713	14,652
Impairment of real estate investments	520	71	1,121	196
Gain on sale of real estate investments, net	(318)	(929)	(902)	(1,757)
Gain on sale of available-for-sale investments	—	(1,450)	—	(1,450)
Adjustment for partially owned properties’ noncontrolling interests	(2,834)	(847)	(6,313)	(1,541)
FFO attributable to common stockholders and unit holders	(6,196)	(4,030)	(12,071)	(6,141)

Acquisition and other transaction costs	563	135	606	211
Non-cash interest expense	833	648	1,604	1,406
Unrealized loss on derivatives	36	456	200	1,234
Recovery of credit losses	—	(2)	—	(104)
Non-cash returns on unconsolidated real estate funds	(27)	—	(63)	—
Loss on extinguishment of debt costs	1	5	37	9
Weather-related losses, net	160	45	410	45
Non-real estate depreciation and amortization	14	13	28	29
Other expense, net	312	272	1,218	256
Non-cash equity compensation	862	1,061	2,367	2,434
Non-recurring income tax expense	3	578	3	746
Preferred stock accretion	1,568	1,273	2,561	1,796
Adjustment for partially owned properties’ noncontrolling interests	(308)	(235)	(648)	(413)
CFFO attributable to common stockholders and unit holders	$(2,179)	$219	$(3,748)	$1,508

Per Share and Unit Information:
FFO attributable to common stockholders and unit holders - diluted	$(0.48)	$(0.32)	$(0.94)	$(0.49)
CFFO attributable to common stockholders and unit holders - diluted	$(0.17)	$0.02	$(0.29)	$0.12

Weighted average common shares and units outstanding - diluted	12,939,771	12,627,545	12,872,714	12,581,451

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

Distributions

Declaration Date	Record Date	Amount	Paid / Payable Date
Class A common stock
March 11, 2025	December 24, 2025	$0.125	January 5, 2026
March 10, 2026	March 25, 2026	0.125	April 2, 2026
June 12, 2026	June 25, 2026	0.125	July 2, 2026
Class C common stock
March 11, 2025	December 24, 2025	$0.125	January 5, 2026
March 10, 2026	March 25, 2026	0.125	April 2, 2026
June 12, 2026	June 25, 2026	0.125	July 2, 2026
Series A Preferred Stock
October 15, 2025	December 24, 2025	$0.125	January 5, 2026
January 15, 2026	January 23, 2026	0.125	February 5, 2026
January 15, 2026	February 25, 2026	0.125	March 5, 2026
January 15, 2026	March 25, 2026	0.125	April 2, 2026
April 13, 2026	April 24, 2026	0.125	May 5, 2026
April 13, 2026	May 22, 2026	0.125	June 5, 2026
April 13, 2026	June 25, 2026	0.125	July 2, 2026
Series A Preferred Enhanced Special Dividend (1)
October 15, 2025	December 24, 2025	$0.010417	January 5, 2026
January 15, 2026	January 23, 2026	0.010417	February 5, 2026
January 15, 2026	February 25, 2026	0.010417	March 5, 2026
January 15, 2026	March 25, 2026	0.010417	April 2, 2026
April 13, 2026	April 24, 2026	0.010417	May 5, 2026
April 13, 2026	May 22, 2026	0.010417	June 5, 2026
April 13, 2026	June 25, 2026	0.010417	July 2, 2026
Series B Preferred Stock (2)
January 15, 2026	January 23, 2026	$0.15625	February 5, 2026
January 15, 2026	February 25, 2026	0.15625	March 5, 2026
January 15, 2026	March 25, 2026	0.15625	April 2, 2026
April 13, 2026	April 24, 2026	0.15625	May 5, 2026
April 13, 2026	May 22, 2026	0.15625	June 5, 2026
April 13, 2026	June 25, 2026	0.15625	July 2, 2026
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

Subsequent Events

Other than the items disclosed in Note 18 “Subsequent Events” to our interim Consolidated Financial Statements for the period ended June 30, 2026, no material events have occurred that required recognition or disclosure in these financial statements. Refer to Note 18 of our interim Consolidated Financial Statements for discussion.

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

Our interest rate risk is monitored using a variety of techniques. The table below ($ in thousands) presents the principal payments and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. Fair value adjustments and unamortized deferred financing costs, net, of approximately $(11.6) million are excluded. At June 30, 2026, the revolving credit facility had no outstanding balance.

	2026	2027	2028	2029	2030	Thereafter	Total
Mortgage Notes Payable	$13,608	$75,819	$5,703	$85,096	$55,166	$198,089	$433,481
Weighted Average Interest Rate	3.75%	6.52%	5.71%	5.06%	5.58%	5.03%	5.34%

The fair value of mortgages payable is estimated at $411.8 million at June 30, 2026.

The table above incorporates those exposures that exist at June 30, 2026; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

At June 30, 2026, we had interest rate caps and swaps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps and swaps mitigate our exposure to interest rate risk by providing a ceiling on the underlying interest rate for $106.9 million of our debt.

Based on our debt outstanding and interest rates in effect at June 30, 2026, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would increase interest expense by approximately $61,000 or decrease interest expense by approximately $61,000, respectively, for the quarter ended June 30, 2026.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2026, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2026, our total indebtedness was approximately $433.5 million, and we may incur significant additional debt in the future. The Preferred Stock is subordinate to all our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. In addition, our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of June 30, 2026, the number of preferred shares outstanding was as follows: 6,457,698 shares of Series A Preferred Stock and 351,304 shares of Series B Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Preferred Stock would dilute the interests of the holders of shares of Preferred Stock, and any issuance of preferred stock senior to the Preferred Stock, or any issuance of additional indebtedness, could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Preferred Stock. We may issue preferred stock on parity with the Preferred Stock without the consent of the holders of the Preferred Stock. Other than the right of holders to cause us to redeem the Preferred Stock upon a change of control, none of the provisions relating to the Preferred Stock relate to or limit our indebtedness or afford the holders of shares thereof protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of such shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations and Comprehensive Income (Loss); (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows; (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK HOMES TRUST, INC.

DATE: August 13, 2026	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE: August 13, 2026	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)