Form 10-Q
period 2026-09-30
Bluerock Homes Trust, Inc.
filed 2026-11-10
CIK 1903382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of November 2, 2026

Class A Common Stock: 4,099,425 shares

Class C Common Stock: 8,489 shares

BLUEROCK HOMES TRUST, INC.

FORM 10-Q

September 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	September 30,	December 31,
	2026	2025
ASSETS
Net Real Estate Investments
Land	$113,219	$123,260
Buildings and improvements	720,347	755,813
Furniture, fixtures and equipment	29,871	28,934
Construction in process	18,163	10,050
Total gross operating real estate investments	881,600	918,057
Accumulated depreciation	(76,862)	(65,318)
Total net operating real estate investments	804,738	852,739
Operating real estate held for sale, net	21,102	15,647
Total Net Real Estate Investments	825,840	868,386
Cash and cash equivalents	165,206	169,561
Restricted cash	22,408	24,901
Notes and accrued interest receivable, net	31,675	—
Investment in unconsolidated real estate fund	26,261	25,692
Accounts receivable, prepaids and other assets, net	30,086	21,966
Preferred equity investments, net	60,780	35,738
Other intangible assets, net	5,116	7,494
Due from affiliates	1,090	653
Non-real estate assets associated with operating real estate held for sale	25	14
TOTAL ASSETS	$1,168,487	$1,154,405

LIABILITIES AND EQUITY
Mortgages payable	$435,987	$428,392
Accounts payable	1,347	1,130
Other accrued liabilities	25,395	20,643
Due to affiliates	6,539	9,782
Distributions payable	2,652	2,504
Liabilities associated with operating real estate held for sale	281	114
Total Liabilities	472,201	462,565
6.0% Series A Redeemable Preferred Stock, liquidation preference $25.00 per share, 30,000,000 shares authorized; 6,399,377 and 6,288,703 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	148,234	142,117
7.5% Series B Redeemable Preferred Stock, liquidation preference $25.00 per share, 14,000,000 shares authorized; 652,187 and no shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	14,348	—
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 206,000,000 shares authorized; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock - Class A, $0.01 par value, 562,500,000 shares authorized; 4,099,425 and 4,047,114 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	41	40
Common stock - Class C, $0.01 par value, 187,500,000 shares authorized; 8,489 shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Additional paid-in-capital	122,065	121,489
Accumulated (deficit) earnings	(4,388)	7,200
Accumulated other comprehensive income	56	11
Total Stockholders’ Equity	117,774	128,740
Noncontrolling Interests
Operating partnership units	270,192	292,817
Partially-owned properties	145,738	128,166
Total Noncontrolling Interests	415,930	420,983
Total Equity	533,704	549,723
TOTAL LIABILITIES AND EQUITY	$1,168,487	$1,154,405

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues
Rental and other property revenues	$18,816	$16,610	$57,844	$49,227
Interest income from notes receivable	386	—	386	598
Total revenues	19,202	16,610	58,230	49,825

Expenses
Property operating	10,294	8,729	29,147	24,558
Property management and asset management fees	1,351	1,305	4,246	3,966
General and administrative	2,798	2,705	8,432	8,427
Management fees to related party	2,720	2,643	8,111	7,789
Acquisition and other transaction costs	(400)	107	206	318
Weather-related losses, net	273	37	683	82
Impairment of real estate investments	1,039	4,176	2,160	4,372
Depreciation and amortization	7,235	6,754	23,976	21,435
Total expenses	25,310	26,456	76,961	70,947

Other income (expense)
Other income (expense), net	80	(45)	(1,080)	(119)
Income from preferred equity investments	2,508	1,783	6,072	7,199
Share of net earnings of equity method investment	653	717	1,256	717
(Provision for) recovery of credit losses, net	(146)	—	(146)	104
(Loss) gain on sale of real estate investments, net	(199)	232	703	1,989
Gain on sale of available-for-sale investments, net	—	1,762	—	3,212
Loss on extinguishment of debt costs	—	(3)	(37)	(12)
Interest expense, net	(6,652)	(5,683)	(19,621)	(17,521)
Interest income	1,313	1,522	3,853	3,808
Total other (expense) income	(2,443)	285	(9,000)	(623)
Loss before income taxes	(8,551)	(9,561)	(27,731)	(21,745)
Income tax benefit (expense)	72	(400)	(4)	(1,372)
Net loss	(8,479)	(9,961)	(27,735)	(23,117)
Preferred stock dividends	(2,856)	(2,417)	(8,187)	(6,681)
Preferred stock accretion	(1,722)	(1,574)	(4,283)	(3,370)
Net loss attributable to noncontrolling interests
Operating partnership units	7,192	8,074	22,967	19,302
Partially-owned properties	2,726	2,270	7,184	5,245
Net loss attributable to noncontrolling interests	9,918	10,344	30,151	24,547
Net loss attributable to common stockholders	$(3,139)	$(3,608)	$(10,054)	$(8,621)

Net loss per common share – Basic	$(0.81)	$(0.94)	$(2.61)	$(2.27)
Net loss per common share – Diluted	$(0.81)	$(0.94)	$(2.61)	$(2.27)

Weighted average basic common shares outstanding	3,941,345	3,898,102	3,927,089	3,886,335
Weighted average diluted common shares outstanding	3,941,345	3,898,102	3,927,089	3,886,335

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale investments, net	$19	$(1,531)	$147	$605
Less unrealized (gain) loss attributable to Operating partnership units	(13)	1,059	(102)	(418)
Other comprehensive income (loss) attributable to common stockholders	6	(472)	45	187
Comprehensive loss attributable to noncontrolling interests	9,905	11,403	30,049	24,129
Comprehensive loss attributable to common stockholders	$(3,133)	$(4,080)	$(10,009)	$(8,434)

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock				Accumulated
					Additional		Other
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income	Interests	Total Equity
Balance, July 1, 2026	4,099,539	$41	8,489	$—	$121,595	$(737)	$50	$415,897	$536,846

Issuance of restricted Class A common stock for equity incentive plan compensation, net of shares withheld for employee taxes and forfeitures	(114)	—	—	—	267	—	—	—	267
Issuance of long-term incentive plan units (“LTIP Units”) for equity incentive plan compensation	—	—	—	—	—	—	—	720	720
Issuance of C-LTIP Units to Bluerock Homes Manager, LLC (the “Manager”)	—	—	—	—	—	—	—	210	210
Common stock distributions declared	—	—	—	—	—	(512)	—	—	(512)
Series A Preferred Stock distributions declared	—	—	—	—	—	(2,611)	—	—	(2,611)
Series A Preferred Stock accretion	—	—	—	—	—	(1,683)	—	—	(1,683)
Series B Preferred Stock distributions declared	—	—	—	—	—	(245)	—	—	(245)
Series B Preferred Stock accretion	—	—	—	—	—	(39)	—	—	(39)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	(1,174)	(1,174)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	—	(2,379)	(2,379)
Acquisition of noncontrolling interests	—	—	—	—	(51)	—	—	(199)	(250)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	12,934	12,934
Total comprehensive income	—	—	—	—	—	—	6	13	19
Cash redemption of Series A Preferred Stock	—	—	—	—	80	—	—	—	80
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(891)	—	—	891	—
Adjustment for noncontrolling interest ownership in partially owned properties	—	—	—	—	1,065	—	—	(1,065)	—
Net income (loss)	—	—	—	—	—	1,439	—	(9,918)	(8,479)
Balance, September 30, 2026	4,099,425	$41	8,489	$—	$122,065	$(4,388)	$56	$415,930	$533,704

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock				Accumulated
					Additioanl		Other
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Shares	Par Value	Shares	Par Value	Capital	Earnings	Income (Loss)	Interests	Total Equity
Balance, July 1, 2025	4,062,668	$41	8,489	$—	$120,081	$14,692	$495	$354,595	$489,904

Issuance of restricted Class A common stock for equity incentive plan compensation, net of shares withheld for employee taxes and forfeitures	(14,590)	(1)	—	—	199	—	—	—	198
Issuance of LTIP Units for equity incentive plan compensation	—	—	—	—	—	—	—	708	708
Issuance of C-LTIP Units to the Manager	—	—	—	—	—	—	—	210	210
Common stock distributions declared	—	—	—	—	—	(507)	—	—	(507)
Series A Preferred Stock distributions declared	—	—	—	—	—	(2,417)	—	—	(2,417)
Series A Preferred Stock accretion	—	—	—	—	—	(1,574)	—	—	(1,574)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	(1,144)	(1,144)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	—	(696)	(696)
Acquisition of noncontrolling interests	—	—	—	—	2,659	—	—	(3,713)	(1,054)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	30,906	30,906
Total comprehensive loss	—	—	—	—	—	—	(472)	(1,059)	(1,531)
Cash redemption of Series A Preferred Stock	—	—	—	—	42	—	—	—	42
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(1,849)	—	—	1,849	—
Adjustment for noncontrolling interest ownership in partially owned properties	—	—	—	—	(53)	—	—	53	—
Net income (loss)	—	—	—	—	—	383	—	(10,344)	(9,961)
Balance, September 30, 2025	4,048,078	$40	8,489	$—	$121,079	$10,577	$23	$371,365	$503,084

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock				Accumulated
					Additional	Accumulated	Other
	Number of		Number of		Paid-in	Earnings	Comprehensive	Noncontrolling
	Shares	Par Value	Shares	Par Value	Capital	(Deficit)	Income	Interests	Total Equity
Balance, January 1, 2026	4,047,114	$40	8,489	$—	$121,489	$7,200	$11	$420,983	$549,723

Issuance of restricted Class A common stock for equity incentive plan compensation, net of shares withheld for employee taxes and forfeitures	52,311	1	—	—	416	—	—	—	417
Issuance of LTIP Units for equity incentive plan compensation	—	—	—	—	—	—	—	2,517	2,517
Issuance of C-LTIP Units to the Manager	—	—	—	—	—	—	—	630	630
Common stock distributions declared	—	—	—	—	—	(1,534)	—	—	(1,534)
Series A Preferred Stock distributions declared	—	—	—	—	—	(7,831)	—	—	(7,831)
Series A Preferred Stock accretion	—	—	—	—	—	(3,933)	—	—	(3,933)
Series B Preferred Stock distributions declared	—	—	—	—	—	(356)	—	—	(356)
Series B Preferred Stock accretion	—	—	—	—	—	(350)	—	—	(350)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	(3,496)	(3,496)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	—	(7,184)	(7,184)
Acquisition of noncontrolling interests	—	—	—	—	(51)	—	—	(199)	(250)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	32,843	32,843
Total comprehensive income	—	—	—	—	—	—	45	102	147
Cash redemption of Series A Preferred Stock	—	—	—	—	96	—	—	—	96
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(588)	—	—	588	—
Adjustment for noncontrolling interest ownership in partially owned properties	—	—	—	—	703	—	—	(703)	—
Net income (loss)	—	—	—	—	—	2,416	—	(30,151)	(27,735)
Balance, September 30, 2026	4,099,425	$41	8,489	$—	$122,065	$(4,388)	$56	$415,930	$533,704

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Class A Common Stock		Class C Common Stock				Accumulated
					Additional		Other
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Shares	Par Value	Shares	Par Value	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance, January 1, 2025	3,953,919	$40	8,489	$—	$118,495	$20,709	$(164)	$327,657	$466,737

Issuance of restricted Class A common stock for equity incentive plan compensation, net of shares withheld for employee taxes and forfeitures	84,609	—	—	—	408	—	—	—	408
Issuance of LTIP Units for equity incentive plan compensation	—	—	—	—	—	—	—	2,511	2,511
Issuance of C-LTIP Units to the Manager	—	—	—	—	—	—	—	665	665
Common stock distributions declared	—	—	—	—	—	(1,511)	—	—	(1,511)
Series A Preferred Stock distributions declared	—	—	—	—	—	(6,681)	—	—	(6,681)
Series A Preferred Stock accretion	—	—	—	—	—	(3,370)	—	—	(3,370)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	(3,423)	(3,423)
Distributions to partially owned properties’ noncontrolling interests	—	—	—	—	—	—	—	(1,221)	(1,221)
Acquisition of noncontrolling interests	—	—	—	—	2,659	—	—	(3,713)	(1,054)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	72,369	72,369
Total comprehensive income	—	—	—	—	—	—	187	418	605
Cash redemption of Operating Partnership Units	—	—	—	—	8	—	—	(12)	(4)
Holder redemption of Series A Preferred Stock and conversion into Class A common stock	9,550	—	—	—	110	—	—	—	110
Cash redemption of Series A Preferred Stock	—	—	—	—	60	—	—	—	60
Adjustment for noncontrolling interest ownership in the Operating Partnership	—	—	—	—	(4,964)	—	—	4,964	—
Adjustment for noncontrolling interest ownership in partially owned properties	—	—	—	—	4,303	—	—	(4,303)	—
Net income (loss)	—	—	—	—	—	1,430	—	(24,547)	(23,117)
Balance, September 30, 2025	4,048,078	$40	8,489	$—	$121,079	$10,577	$23	$371,365	$503,084

See Notes to Consolidated Financial Statements

BLUEROCK HOMES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(27,735)	$(23,117)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	26,073	23,170
Amortization of fair value adjustments	359	244
Income from preferred equity investments	(6,072)	(7,199)
Share of net earnings of equity method investment	(1,256)	(717)
Gain on sale of real estate investments, net	(703)	(1,989)
Impairment of real estate investments	2,160	4,372
Gain on sale of available-for-sale investments, net	—	(3,212)
Fair value adjustment of interest rate caps and swaps	126	1,727
Provision for (recovery of) credit losses, net	146	(104)
Loss on extinguishment of debt costs	37	12
Noncash operating lease expense	479	451
Distributions of income from preferred equity investments	—	22,000
Distributions of income from investments in unconsolidated real estate funds	830	270
Share-based compensation attributable to equity incentive plan	3,244	3,119
Share-based compensation to Manager – C-LTIP Units	630	665
Changes in operating assets and liabilities:
Due (from) to affiliates, net	(3,823)	1,845
Accounts receivable, prepaids and other assets	(2,143)	(1,712)
Notes and accrued interest receivable	(386)	470
Accounts payable and other accrued liabilities	4,097	8,159
Net cash (used in) provided by operating activities	(3,937)	28,454

Cash flows from investing activities:
Acquisitions of real estate investments	(18,613)	(155,761)
Capital expenditures	(18,541)	(13,663)
Investment in notes receivable	(31,434)	—
Investment in preferred equity investments	(24,895)	(11,101)
Purchase of interest rate cap	(868)	(1,564)
Proceeds from sale of real estate investments	57,684	16,794
Proceeds from sale and redemption of preferred equity investments	—	49,564
Investment in unconsolidated real estate fund	—	(25,000)
Repayments on notes receivable	—	31,700
Net cash used in investing activities	(36,667)	(109,031)

Cash flows from financing activities:
Distributions to common stockholders	(1,529)	(1,004)
Distributions to noncontrolling interests	(3,470)	(2,279)
Distributions to partially owned properties’ noncontrolling interests	(7,184)	(1,221)
Distributions to preferred stockholders	(8,070)	(6,478)
Contributions from noncontrolling interests	32,843	72,369
Purchase of interests from noncontrolling interests	(250)	(1,054)
Borrowings on mortgages payable	34,746	88,265
Repayments on mortgages payable	(26,861)	(4,865)
Proceeds from revolving credit facilities	—	42,000
Repayments on revolving credit facilities	—	(81,000)
Payments of deferred financing fees	(2,429)	(3,550)
Shares withheld for employee taxes upon vesting of awards	(311)	(200)
Net proceeds from issuance of 6.0% Series A Redeemable Preferred Stock	4,172	32,281
Payments to redeem 6.0% Series A Redeemable Preferred Stock	(1,892)	(637)
Net proceeds from issuance of 7.5% Series B Redeemable Preferred Stock	13,991	—
Payments to redeem Operating Partnership Units	—	(4)
Net cash provided by financing activities	33,756	132,623

Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,848)	$52,046
Cash, cash equivalents and restricted cash, beginning of year	194,462	131,241
Cash, cash equivalents and restricted cash, end of period	$187,614	$183,287

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$165,206	$162,732
Restricted cash	22,408	20,555
Total cash, cash equivalents and restricted cash, end of period	$187,614	$183,287

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$16,951	$13,799
Cash paid for income taxes	$647	$—

Supplemental disclosure of non-cash investing and financing activities
Distributions payable to common stockholders – declared and unpaid	$513	$507
Distributions payable to noncontrolling interests – declared and unpaid	$1,172	$1,145
Distributions payable to preferred stockholders – declared and unpaid	$967	$819
Repayment of revolving credit facility with borrowings on mortgages payable	$—	$60,000
Capital expenditures held in accounts payable and other accrued liabilities	$2,601	$1,371

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

As of September 30, 2026, the Company held twenty-five real estate investments, consisting of eighteen consolidated investments, five preferred equity investments, one loan investment, and one unconsolidated real estate fund investment. The twenty-three consolidated and preferred equity investments represent an aggregate of 5,321 residential units, comprised of 4,172 consolidated units, of which 440 units are under development or in lease-up, and 1,149 units through preferred equity investments, which includes planned units and those under development.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company conducts its operations through Bluerock Residential Holdings, L.P., its operating partnership (the “Operating Partnership”), of which it is the sole general partner. The consolidated financial statements include the Company’s accounts and those of the Operating Partnership and its subsidiaries. As of September 30, 2026, limited partners other than the Company owned approximately 69.54% of the common units of the Operating Partnership, of which 54.61% were held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 14.93% were held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 2.49% which were not vested at September 30, 2026.

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

Summary of Significant Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2026 for discussion of the Company’s significant accounting policies. During the nine months ended September 30, 2026, there were no material changes to these policies.

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

For investments that meet the criteria of a security under ASC 320 Investments – Debt Securities, the Company classifies each investment as an available-for-sale (“AFS”) debt security as it does not have the positive intent to hold all investments to maturity. The Company accounts for these investments as preferred equity investments on its consolidated balance sheets, and it earns a fixed return on these investments which is included within income from preferred equity investments on its consolidated statements of operations and comprehensive income (loss). AFS debt securities are carried at fair value on the Company’s consolidated balance sheets, and any unrealized gains or losses on AFS debt securities are reported as a component of accumulated other comprehensive income (loss) on its consolidated balance sheets, and as a component of other comprehensive income (loss) on its consolidated statements of operations and comprehensive income (loss). The Company evaluates each AFS debt security that has an unrealized loss recorded at the reporting date for a provision for credit loss, as applicable. Refer to the Current Expected Credit Losses (“CECL”) section of this Note for further information regarding CECL and the Company’s provision for credit losses. As of September 30, 2026 and December 31, 2025, the Company classifies all preferred equity investments as AFS debt securities as it does not have the positive intent to hold all such investments to maturity.

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

Real Estate Assets

Intangible Assets

In-place leases - The value of in-place leases represents the estimated fair value of the net cash flows of leases in place at the time of acquisition, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. The Company records the value of in-place leases within other intangible assets, net on its consolidated balance sheets. The Company amortizes the value of in-place leases to expense over the remaining non-cancelable term of the respective leases, which is on average six months. Amortization expense related to in-place leases was zero and $0.5 million, and $2.1 million and $3.6 million, for the three and nine months ended September 30, 2026 and 2025, respectively.

The following table summarizes the Company’s in-place lease intangible assets at September 30, 2026 and December 31, 2025 (amounts in thousands):

	September 30,	December 31,
	2026	2025
Gross carrying value	$12,894	$13,359
Accumulated amortization	(12,894)	(11,295)
Net carrying value	$—	$2,064

The following table summarizes the Company’s in-place lease activity for the nine months ended September 30, 2026 and year ended December 31, 2025 (amounts in thousands):

	September 30,	December 31,
	2026	2025
Beginning balances as of January 1, 2026 and 2025, respectively	$2,064	$2,749
Acquisitions	—	3,905
Amortization	(2,064)	(4,590)
In-place lease intangible assets, net, end of period	$—	$2,064

Real estate tax abatement - In connection with the acquisition of Skytop Apartments in September 2025, the Company allocated approximately $5.5 million of the purchase price to a real estate tax abatement, which is recorded within other intangible assets, net on the Company’s consolidated balance sheets. The tax abatement is being amortized on a straight-line basis over its estimated remaining useful life of approximately 12.3 years. During the three and nine months ended September 30, 2026, the Company recorded amortization expense of $0.1 million and $0.3 million, respectively, related to the tax abatement. No amortization expense related to the tax abatement was recorded during the corresponding periods ended September 30, 2025.

The following table summarizes the real estate tax abatement at September 30, 2026 and December 31, 2025 (amounts in thousands):

	September 30,	December 31,
	2026	2025
Gross carrying value	$5,534	$5,534
Accumulated amortization	(418)	(104)
Net carrying value	$5,116	$5,430

The following table presents the estimated future amortization expense of the real estate tax abatement as of September 30, 2026 (amounts in thousands):

Year	Total
2026	$104
2027	418
2028	418
2029	418
2030	418
Thereafter	3,340
$5,116

Impairment of Operating Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its operating real estate and related intangible assets may not be recoverable. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgement and make certain key assumptions, including the following: (i) capitalization rate, (ii) discount rate, (iii) number of years the property will be held, (iv) property operating revenue including occupancy and market rental rates, and (v) property operating expenses. There are inherent uncertainties in making these estimates such as market conditions, and performance and sustainability of property operations. When indicators of potential impairment suggest that the carrying value of operating real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether it will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the operating real estate and related intangible assets, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the operating real estate and related intangible assets. Fair value is determined by using valuation techniques appropriate to the specific operating asset, which may include discounted cash flow analysis or a broker’s opinion of value. During the three and nine months ended September 30, 2025, the Company recognized an impairment loss of approximately $3.8 million related to its Peak JV 2 portfolio, which is included in the Company’s scattered single-family homes segment. The impairment loss is reflected in impairment of real estate investments on the Company’s consolidated statements of operations and comprehensive income (loss). Of the total impairment loss, approximately $3.5 million was attributable to a revised hold period assessment for 75 units within the portfolio, all of which were sold in 2026. The remaining $0.3 million impairment was driven by deterioration in submarket conditions. No impairment losses were recorded on operating real estate or related intangible assets during the three and nine months ended September 30, 2026.

Held for Sale Real Estate Assets

Real estate assets are classified as held for sale when they meet the applicable GAAP criteria in accordance with ASC 360-10 Property, Plant, and Equipment - Overall, including, but not limited to, the availability of the real estate asset for immediate sale in its present condition, the existence of an active program to locate a buyer, the probable sale of the real estate asset within one year, and actions required to complete the sale of the real estate asset are likely to occur. Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on the consolidated balance sheets. At September 30, 2026 and December 31, 2025, the Company classified an aggregate of 91 units and 107 units, respectively, as held for sale on its consolidated balance sheets, with all units reported in the Company’s scattered single-family homes segment. At September 30, 2025, the Company classified an aggregate of 84 units as held for sale. For the three and nine months ended September 30, 2026 and 2025, the Company recorded impairments of $1.0 million and $0.4 million, and $2.2 million and $0.6 million, respectively, related to held for sale units which is included in impairment of real estate investments on its consolidated statements of operations and comprehensive income (loss).

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

The Company incurred federal, state, and local income taxes primarily from its taxable REIT subsidiaries (“TRS”) which manage the non-REIT activities. The Company’s operating partnerships are flow-through entities which are generally not subject to income taxes. Income taxes for the three and nine months ended September 30, 2026 and 2025 were comprised mainly of state income and franchise taxes and federal income taxes related to the taxable REIT subsidiaries. The Company records these amounts in income tax expense on the Company’s consolidated statements of operations and comprehensive income (loss). The Company has no significant temporary or permanent differences associated with our taxable REIT subsidiaries.

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

The Company generally estimates its provision for credit losses using a collective approach for investments with similar risk characteristics, such as collateral and duration of investment. In measuring the CECL provision for investments that share similar characteristics, the Company applies a default rate to the investments for the remaining loan investment hold period. As the Company does not have a significant historical population of loss data on its loan investments, the Company’s default rate utilized for CECL is based on an external historical loss rate for commercial real estate loans. As of September 30, 2026, the Company held a single note receivable of $31.4 million.

The Company also performs an individual investment assessment of expected credit losses. If it is determined that the borrower is experiencing financial difficulty, or a foreclosure is probable, or the Company expects repayment through the sale of the collateral, the Company calculates expected credit losses based on the value of the underlying collateral as of the reporting date. During this review process, if the Company determines that it is probable that it will not be able to collect all amounts due for both principal and interest according to the contractual terms of an investment, that loan investment is not considered fully recoverable and a provision for credit loss is recorded.

In estimating the value of the underlying collateral when determining if a loan investment is fully recoverable, the Company evaluates estimated future cash flows to be generated from the collateral underlying the investment. The inputs and assumptions utilized to estimate the future cash flows of the underlying collateral are based upon the Company’s evaluation of the operating results, economy, market trends, and other factors, including judgments regarding costs to complete any construction activities, lease-up and occupancy rates, rental rates, and capitalization rates utilized to estimate the projected cash flows at the disposition. The Company may also obtain a third-party valuation which may value the collateral through an “as-is” or “stabilized value” methodology. If upon completion of the valuation the fair value of the underlying collateral securing the investment is less than the net carrying value, the Company records a provision for credit loss on that loan investment and removes the investment from the CECL collective analysis described above.

Significant Risks and Uncertainties

Uncertainty Due to Economic Volatility

Thus far, 2026 has been marked by significant uncertainty and volatility in the global markets, largely driven by geopolitical conditions and the effects of international conflicts on global markets, oil prices and interest rates, as well as tariffs and international trade policy and disputes, and political and regulatory uncertainty. The Company’s results of operations in the future may be directly or indirectly affected by these and other economic uncertainties. Amid rapidly accelerating inflation in the first half of 2023, the Federal Reserve raised interest rates four times during the year. Although the Federal Reserve reduced interest rates in 2024 and 2025, it raised rates by 25 basis points in September 2026 as inflation rose. There can be no assurance that the Federal Reserve will not continue to raise interest rates to curb inflation. The Company’s operating costs, including utilities and payroll, may increase as a result of increases in inflation. Rising interest rates cause uncertainty in credit and capital markets which could have material and adverse effects on the Company’s financial condition, results of operations and cash flows. In addition, any tariffs imposed by the current administration or other countries may cause further inflationary pressures in the economy, uncertainty and volatility of debt and equity markets, and a slowdown in the U.S. and global economies. Any such tariffs are likely to increase construction costs and further reduce already constrained new supply starts, which could adversely impact the timing of actual completion and/or stabilization of build-to-rent communities, including potential delays due to supply shortages and labor shortages. The long-term impact of these economic developments will largely depend on any future action by the Federal Reserve, future laws that may be enacted, changes in geopolitical conditions and international conflicts, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets. The Company continues to closely monitor the impact of economic volatility on all aspects of its business.

Note 3 – Acquisition of Real Estate

Parkside at Summers Corner

During 2026, the Company acquired, with full ownership interest, an additional 70 units at Parkside at Summers Corner for an aggregate purchase price of $18.0 million. Units are to be acquired in tranches as construction is completed, and as of September 30, 2026, the Company acquired 82 of the total 100 units it has committed to purchase.

Purchase Price Allocation

The real estate acquisitions described above have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets based on their respective estimated fair values at the acquisition dates. The following table summarizes the allocation of the purchase price to the assets acquired for acquisitions completed during the nine months ended September 30, 2026 and 2025 (amounts in thousands):

	Nine Months Ended September 30,
Purchase Price Allocation	2026	2025
Land	$1,841	$15,723
Building	15,229	104,504
Building improvements	505	3,632
Land improvements	716	17,290
Furniture and fixtures	322	3,849
Construction in process	—	2,551
Other intangible assets, net	—	8,212
Total assets acquired (1)	$18,613	$155,761
(1)	For 2026, the $18.6 million of total assets acquired includes $0.5 million of acquisition expenses that have been capitalized as the 70 units acquired at Parkside at Summers Corner have been accounted for as asset acquisitions. For 2025, the $155.8 million of total assets acquired includes $8.4 million of acquisition expenses that have been capitalized as the acquisitions have been accounted for as asset acquisitions.

Note 4 – Sale of Real Estate Assets

Sales of Consolidated Operating Units

During the three months ended September 30, 2026, the Company closed on the following sales: 20 units in the Ballast portfolio, 26 units in the Golden Pacific portfolio, 1 unit in the ILE portfolio, 7 units in the Indy-Springfield portfolio, and 75 units in the Peak JV 2 portfolio, pursuant to the terms and conditions of multiple separate purchase and sale agreements. The 129 units, including 113 units classified as held for sale as of June 30, 2026, were all previously classified as held for sale and sold for an aggregate of approximately $22.8 million, subject to certain closing costs, prorations and adjustments typical in such real estate transactions. After deducting the paydown of existing mortgage indebtedness encumbering the 1 unit in the ILE portfolio of approximately $0.2 million, the sales of the 129 units generated net proceeds of approximately $20.4 million and a loss on sales of approximately $0.2 million. The loss on sales is included in (loss) gain on sale of real estate investments, net on the Company’s consolidated statements of operations and comprehensive income (loss).

During the nine months ended September 30, 2026, the Company closed on the following sales: 55 units in the Ballast portfolio, 73 units in the Golden Pacific portfolio, 30 units in the ILE portfolio, 15 units in the Indy-Springfield portfolio, 106 units in the Peak JV 2 portfolio, and the remaining 42 units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sale agreements. The 321 units, including 99 units classified as held for sale as of December 31, 2025, were all previously classified as held for sale and sold for an aggregate of approximately $62.6 million, subject to certain closing costs, prorations and adjustments typical in such real estate transactions. After deducting the paydown of existing mortgage indebtedness encumbering 28 units in the ILE portfolio of approximately $4.0 million, the sales of the 321 units generated net proceeds of approximately $53.4 million and a gain on sales of approximately $0.7 million. The gain on sales is included in (loss) gain on sale of real estate investments, net on the Company’s consolidated statements of operations and comprehensive income (loss).

Held for Sale

As of September 30, 2026 and December 31, 2025, the Company classified an aggregate of 91 units and 107 units, respectively, as held for sale on its consolidated balance sheets, with all units reported in the Company’s scattered single-family homes segment. The 91 units classified as held for sale at September 30, 2026 are included in the following portfolios: 21 units of Ballast, 65 units of Golden Pacific, 1 unit of ILE, 3 units of Indy-Springfield, and 1 unit of Peak JV 2. As of September 30, 2025, the Company classified an aggregate of 84 units as held for sale, with all units reported in the Company’s scattered single-family homes segment. For the three and nine months ended September 30, 2026 and 2025, the Company recorded impairments of $1.0 million and $0.4 million, and $2.2 million and $0.6 million, respectively, related to held for sale units which is included in impairment of real estate investments on its consolidated statements of operations and comprehensive income (loss).

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

Note 5 – Investments in Real Estate

As of September 30, 2026, the Company held eighteen consolidated investments and six preferred equity and loan investments. The following tables provide summary information regarding the Company’s consolidated investments and preferred equity and loan investments.

Consolidated Investments

		Number of	Ownership
Operating Investment Name	Location / Market	Units (1)	Interest
Residential Communities
Allure at Southpark	Charlotte, NC	350	98%
Amira at Westly	Tampa, FL	408	(2)
Avenue at Timberlin Park	Jacksonville, FL	200	100%
District at Parkview (3)	Stone Mountain, GA	264	3%
Skytop Apartments	Cincinnati, OH	361	(2)
Southern Pines Reserve	Aberdeen, NC	272	(2)
Villas at Huffmeister	Houston, TX	294	95%
Wayford at Concord	Concord, NC	150	83%
Yauger Park Villas	Olympia, WA	80	95%
Total Residential Communities Units		2,379

Scattered Single-Family Homes
Ballast	AZ / CO / WA	29	95%
Golden Pacific	IN / KS / MO	88	97%
ILE	TX / SE US	420	95%
Indy-Springfield	IN / MO	289	100%
Peak JV 2	Various / TX	443	100%
Savannah-84	Savannah, GA	84	100%
Total Scattered Single-Family Homes		1,353
Total Operating Units		3,732

Development / Lease-up Investment Name
Residential Communities
Abode Wendell Falls (4)	Wendell, NC	170	100%
Harmony at Clear Creek (4)	Shawnee, KS	188	85%
Parkside at Summers Corner (5)	Summerville, SC	82	100%
Total Development Units		440
Total Units		4,172
(1)	Total number of units includes an aggregate of 91 units classified as held for sale, with such units included in the following portfolios: 21 units of Ballast, 65 units of Golden Pacific, 1 unit of ILE, 3 units of Indy-Springfield, and 1 unit of Peak JV 2.
(2)	Amira at Westly, Skytop Apartments and Southern Pines Reserve are held through the Company’s DST Program (refer to Note 9 for further information). The Amira at Westly DST and Southern Pines Reserve DST have been fully subscribed, and the Skytop Apartments DST substantially subscribed, with equity from individual investors.
(3)	District at Parkview is held through the Company’s DST Program.
(4)	Represents development projects. As of September 30, 2026, 15 units had been delivered at Abode Wendell Falls; no units had been delivered at Harmony at Clear Creek.
(5)	Parkside at Summers Corner represents a development project with units to be acquired in tranches as construction is completed. Of the total 100 units that the Company has committed to acquire, 82 units had been acquired as of September 30, 2026.

Depreciation expense was $7.1 million and $6.3 million, and $21.6 million and $17.8 million, for the three and nine months ended September 30, 2026 and 2025, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. Amortization expense related to the in-place leases was zero and $0.5 million, and $2.1 million and $3.6 million, for the three and nine months ended September 30, 2026 and 2025, respectively.

Preferred Equity and Loan Investments

		Actual /
		Planned
		Number of
Residential Investment Name	Location	Units
Development
Archer at RiverBlue	Asheville, NC	245
Canvas at Wildwood	Wildwood, FL	224
Sanford Marketplace	Sanford, NC	300
Total Development Units		769

Lease-up
River Ford	Brunswick, GA	170
Total Lease-up Units		170

Operating (1)
Wayford at Innovation Park	Charlotte, NC	210
Total Operating Units		210
Total Residential Units		1,149

Commercial / Office Investment Name
HPE Office and Lab Facility	Sunnyvale, CA		(2)
(1)	Operating investment represents a stabilized operating property.
(2)	HPE Office and Lab Facility is an approximately 340,000 square foot, 8-story Class A commercial building. Refer to Note 6 for further information.

Note 6 – Notes and Interest Receivable

At September 30, 2026, the Company, through a wholly-owned subsidiary of the Operating Partnership, held one loan investment. The Company earns a return on its investment which is recorded in interest income from notes receivable on its consolidated statement of operations and comprehensive income (loss). The Company held no loan investments at December 31, 2025.

HPE Loan Financing

On August 27, 2026, the Company entered into an agreement to provide a secured loan in the maximum amount of $33.1 million (the “HPE Loan”), of which $31.4 million was funded as of September 30, 2026, to BR HPE ZC Investment Co, LLC (the “Borrower”), which is a wholly owned subsidiary of SARV HPE DST Investor, LLC (formerly known as BAM RK DST Investor, LLC), which is a wholly owned subsidiary of SARV Holdings, LLC (formerly known as Bluerock Asset Management, LLC), which is an affiliate of Bluerock Homes Manager, LLC (the “Manager”), the Company’s external Manager. The proceeds of the HPE Loan were used to fund a portion of the Borrower’s acquisition of Class II Interests in a Delaware Statutory Trust (the “Trust”). The Trust acquired, through a sale-leaseback transaction, an approximately 340,000 square foot, 8-story Class A office and lab facility located in Sunnyvale, California (the “HPE Office and Lab Facility”), subject to a long-term bondable net lease guaranteed by an investment-grade tenant.

The HPE Loan bears interest at a fixed rate of 13.0% per annum, matures in August 2029, and is secured by a pledge of the Borrower’s interest in the Trust. The HPE Loan is structured to be repaid from the proceeds of a private placement syndication of the Trust’s Class I Interests. As of September 30, 2026, accrued interest receivable related to the HPE Loan was $0.3 million. Interest on the HPE Loan is paid-in-kind and is capitalized monthly into the loan’s outstanding principal balance.

Allowance for Credit Losses

The allowance for credit losses of the Company’s loan investments at September 30, 2026 and December 31, 2025 are summarized in the table below (amounts in thousands).

	September 30,	December 31,
	2026	2025
Beginning balance, net as of January 1, 2026 and 2025, respectively	$—	$103
Provision for (recovery of) credit losses, net (1)	146	(103)
Allowance for credit losses, net, end of period	$146	$—
(1)

Under CECL, a provision for, or recovery of, credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The provision for credit losses during the nine months ended September 30, 2026 was attributable to the addition of the HPE Loan. The recovery of credit losses during the year ended December 31, 2025 was due to the repayment in full of two investments.

Following is a summary of the interest income from notes receivable for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Investment Name	2026	2025	2026	2025
HPE Office and Lab Facility	$386	$—	$386	$—
Wayford at Pringle (1)	—	—	—	327
Willow Park (1)	—	—	—	271
Total	$386	$—	$386	$598
(1)	In February and May 2025, the Company’s loan investments in Wayford at Pringle and Willow Park were paid off in full, respectively, including any accrued but unpaid interest amounts.

Note 7 – Investment in Unconsolidated Real Estate Fund

At September 30, 2026, the Company, through a wholly-owned subsidiary of the Operating Partnership, had one investment in an unconsolidated real estate fund which is accounted for under the equity method. The Company earns a return on its investment which is recognized on a one-quarter lag and is recorded in share of net earnings of equity method investment on its consolidated statements of operations and comprehensive income (loss).

The carrying amount and ownership percentage of the Company’s investment in the unconsolidated real estate fund at September 30, 2026 and December 31, 2025 is summarized below (amounts in thousands):

	September 30, 2026		December 31, 2025
	Company Ownership	Carrying	Company Ownership	Carrying
Investment Name	Percentage (1)	Value	Percentage (1)	Value
Marble Capital Income and Impact Fund, LP (“Marble Fund”) (2)	11.9%	$26,261	11.6%	$25,692
Total		$26,261		$25,692
(1)	Represents the Company’s ownership percentage as of the last day in the period presented.
(2)	The Company accounts for its investment in the Marble Fund under the equity method as the Company considers its degree of influence to be significant.

Summary combined financial information for the Company’s investment in the unconsolidated real estate fund at June 30, 2026 and December 31, 2025, and for the three and six months ended June 30, 2026 and 2025, is summarized below (amounts in thousands):

	June 30,	December 31,
Balance Sheet	2026	2025
Investments	$221,194	$220,051
Cash and cash equivalents	130	7,359
Receivables and other assets	2,448	3,072
Total assets	$223,772	$230,482

Liabilities	$2,838	$10,394
Partners’ capital	220,831	219,985
Non-controlling interest	103	103
Total liabilities and partners’ capital	$223,772	$230,482

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Statement	2026	2025	2026	2025
Investment income	$3,659	$2,637	$6,599	$5,183
Expenses	(647)	(531)	(1,252)	(966)
Net investment income	3,012	2,106	5,347	4,217

Net unrealized gain on investments	3,146	6,333	3,672	6,507
Net increase from non-controlling interest	—	(3)	—	—
Net increase in partners’ capital	$6,158	$8,436	$9,019	$10,724

Note 8 – Preferred Equity Investments

At September 30, 2026, the Company, through wholly-owned subsidiaries of the Operating Partnership, had entered into five joint venture agreements for preferred equity investments which are classified as available-for-sale debt securities. The Company earns a fixed return on these investments which is included within income from preferred equity investments on its consolidated statements of operations and comprehensive income (loss). Each joint venture’s purpose is to develop or operate a portfolio of residential units.

The carrying amount of the Company’s preferred equity investments at September 30, 2026 and December 31, 2025 is summarized in the table below (amounts in thousands):

	September 30,	December 31,
Investment Name	2026	2025
Archer at RiverBlue	$6,213	$—
Canvas at Wildwood	16,066	9,862
River Ford	6,702	5,391
Sanford Marketplace	16,211	5,044
Wayford at Innovation Park	15,400	15,400
Total	$60,592	$35,697
Gross unrealized gain, net	188	41
Total, net	$60,780	$35,738

The following table summarizes the net carrying amount and fair value of the Company’s preferred equity investments, which are classified as available-for-sale debt securities, by contractual maturity at September 30, 2026 (amounts in thousands):

	Available-for-sale
	Net carrying amount	Fair value
Due within one year	$22,105	$22,105
Due after one year through three years	38,675	38,675
Due after three years	—	—
Total	$60,780	$60,780

The following table summarizes the Company’s income from preferred equity investments for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment Name	2026	2025	2026	2025
Archer at RiverBlue	$162	$—	$245	$—
Canvas at Wildwood	765	258	1,883	524
Chandler (1)	—	518	—	1,536
Indigo Cove (2)	—	—	—	200
River Ford	353	238	946	642
Sanford Marketplace	713	74	1,470	74
The Cottages at Myrtle Beach (1)	—	—	—	815
The Cottages of Port St. Lucie (1)	—	182	—	1,552
Wayford at Innovation Park	515	513	1,528	1,478
Wayford at Pringle (2)	—	—	—	378
Total income from preferred equity investments (3)	$2,508	$1,783	$6,072	$7,199
(1)	The Company’s preferred equity investments were fully redeemed in 2025 as follows: Chandler in November, The Cottages at Myrtle Beach in April, and The Cottages of Port St. Lucie in July.
(2)	In April 2025, the Company’s preferred equity interests in Indigo Cove and Wayford at Pringle were sold.
(3)	Total income from preferred equity investments includes both current and accrued income amounts. For the three and nine months ended September 30, 2026 and 2025, the accrued portion of total income was $2.5 million and $1.6 million, and $6.1 million and $4.3 million, respectively. At September 30, 2026 and December 31, 2025, the Company had $13.9 million and $7.9 million, respectively, of total accrued preferred equity income, which is recorded in accounts receivable, prepaids and other assets, net on its consolidated balance sheets.

Preferred Equity Investment Summary

In February 2026, the Company increased its original capital commitment for preferred equity interests in Canvas at Wildwood by $1.5 million, increasing its total investment to $16.1 million. As of September 30, 2026, the Company funded $45.2 million of its $48.8 million aggregate commitment to fund capital for preferred equity interests in Archer at RiverBlue, Canvas at Wildwood, River Ford, and Sanford Marketplace.

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

The following table summarizes the Company’s DST Program offerings as of September 30, 2026 (amounts in thousands). As of such date, District at Parkview was the only DST Program offering with equity interests remaining available for subscription by individual investors.

		Net Offering Proceeds
Investment	Location	Raised	Net Real Estate Investments
Amira at Westly	Tampa, FL	$59,812	$100,378
District at Parkview	Stone Mountain, GA	34,013	66,237
Skytop Apartments	Cincinnati, OH	41,117	81,661
Southern Pines Reserve	Aberdeen, NC	34,224	55,660
Total		$169,166	$303,936

Note 10— Revolving Credit Facilities

KeyBank Credit Facility

In October 2024, the Company, through a subsidiary of its Operating Partnership, entered into a credit agreement (the “KeyBank Credit Facility”) with KeyBank National Association (“KeyBank”) related to the Company’s DST Program. The KeyBank Credit Facility provided for a revolving loan with a maximum commitment amount of $50 million. The Company provided a guarantee on any outstanding balance and up to the full commitment and pledged interests in certain assets as collateral. The KeyBank Credit Facility contained certain financial and operating covenants and had no outstanding balance as of September 30, 2026 and December 31, 2025. The KeyBank Credit Facility matured on October 25, 2026 with no outstanding amounts.

Note 11 – Mortgages Payable

The following table summarizes certain information at September 30, 2026 and December 31, 2025 with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of September 30, 2026
	September 30,	December 31,		Interest-only
Property	2026	2025	Interest Rate	through date	Maturity Date
Fixed Rate:
Allure at Southpark	$55,166	$55,166	5.58%	Interest-only	January 1, 2030
Amira at Westly	56,650	56,650	4.81%	Interest-only	November 1, 2034
Avenue at Timberlin Park	23,660	23,660	5.47%	August 2027	August 1, 2029
District at Parkview	38,625	38,625	5.18%	Interest-only	January 1, 2036
ILE (1)	4,334	23,096	6.00%	(2)	August 9, 2028
Skytop Apartments	57,525	57,525	4.98%	Interest-only	October 1, 2035
Southern Pines Reserve	30,739	30,739	5.13%	Interest-only	May 1, 2035
Villas at Huffmeister	26,452	26,846	3.56%	(2)	October 1, 2029
Yauger Park Villas (3)	—	13,720
Total Fixed Rate	$293,151	$326,027

Floating Rate:
Abode Wendell Falls (4)	$8,326	$—	6.58%	Interest-only	September 1, 2029
DB Loan (5)	55,000	60,000	5.45%	Interest-only	October 4, 2027
Harmony at Clear Creek (6)	1	1	6.95%	Interest-only	September 30, 2028
ILE (7)	32,797	21,782	6.95%	Interest-only	(7)
Parkside at Summers Corner (8)	11,870	—	5.93%	Interest-only	May 26, 2029
Wayford at Concord (9)	32,973	32,973	4.73%	May 2027	May 1, 2029
Yauger Park Villas (3)	14,550	—	5.51%	Interest-only	April 1, 2033
Total Floating Rate	$155,517	$114,756
Total	$448,668	$440,783
Fair value adjustments	(1,716)	(2,075)
Deferred financing costs, net	(10,965)	(10,316)
Total mortgages payable	$435,987	$428,392
(1)	At December 31, 2025, ILE’s fixed rate debt represented the aggregate debt outstanding across three separate credit agreements. Of the outstanding balance at December 31, 2025, one credit agreement (“CA1”) had a balance of $15.3 million at a fixed rate of 3.75%; the second credit agreement (“CA2”) had a balance of $3.4 million at a fixed rate of 3.50%; and the third credit agreement (“CA3”) had a balance of $4.4 million at a fixed rate of 6.00%. CA1 matured on June 7, 2026 (refer to note 7 below for further information regarding CA1), CA2 was paid off in full in March 2026, and as of September 30, 2026, CA3 is the only ILE fixed rate debt outstanding. CA3 matures in 2028 and bears interest at a floating rate that is subject to an interest rate swap to effectuate a fixed rate; refer to Note 13 for further information. CA3 contains certain financial and operating covenants, including minimum liquidity and minimum debt service coverage.
(2)	The loan requires monthly payments of principal and interest.
(3)	In April 2026, the Company entered into a new floating rate loan and paid off the previous fixed rate senior and supplemental loans. The Yauger Park Villas loan bears interest at the 30-day average SOFR (3.65% in September 2026) plus 1.86%. SOFR rate is subject to a 7.05% rate cap through March 2029; refer to Note 13 for further information. The Yauger Park Villas loan contains certain financial and operating covenants, including a minimum net worth requirement for the Company, which is a guarantor on the loan.
(4)	In August 2026, the Company entered into a new floating rate loan. The Abode Wendell Falls loan bears interest at one-month Term SOFR (3.68% in September 2026) plus 2.90%, subject to a 5.70% rate floor. The Term SOFR rate is subject to a 5.25% rate cap through the loan’s initial maturity; refer to Note 13 for further information. The loan was funded through two promissory notes totaling a maximum commitment of $37.1 million, and contains certain financial and operating covenants. The loan has two (2) one-year extension options available, subject to certain conditions.

(5)	The Deutsche Bank loan (“DB Loan”) bears interest at one-month Term SOFR (3.69% in September 2026) plus 2.95%. The Term SOFR rate is subject to a 2.50% rate cap through April 2027; refer to Note 13 for further information. The DB Loan contains certain financial and operating covenants, including maximum leverage, minimum debt yield and minimum debt service coverage.
(6)	Represents a construction loan with a maximum commitment of $46.5 million. At September 30, 2026, a negligible amount was drawn on the loan.
(7)	ILE’s floating rate debt represents the aggregate debt outstanding across two separate credit agreements. Of the outstanding balance, one credit agreement (“CA4”) had a balance of $19.7 million as of September 30, 2026 and bears interest at one-month Term SOFR (3.74% in September 2026) plus 2.85%, subject to a 6.50% rate floor, and contains a minimum debt service coverage covenant. CA4 matures in 2027. The second credit agreement (“CA1”) had a balance of $13.1 million as of September 30, 2026. In July 2026, the Company and lender amended CA1 to extend the maturity date to October 7, 2026. In October 2026, the Company and the lender further amended CA1 to extend the maturity date to September 5, 2027; refer to Note 18 for further information.
(8)	In May 2026, the Company entered into a new floating rate loan. The Parkside at Summers Corner loan bears interest at one-month Term SOFR (3.68% in September 2026) plus an initial margin of 2.25%. The margin can be reduced to 2.00% if certain debt service coverage ratio requirements are met. SOFR rate is subject to a rate floor of 2.25%. The Parkside at Summers Corner loan has a maximum commitment of $16.4 million and contains a minimum debt service covenant. The loan has two (2) one-year extension options available, subject to certain conditions.
(9)	The Wayford at Concord loan bears interest at the 30-day average SOFR (3.65% in September 2026) plus 2.23%. SOFR rate is subject to a 2.50% rate cap through April 2027; refer to Note 13 for further information.

Deferred financing costs

Costs incurred in obtaining long-term financing are amortized on a straight-line basis to interest expense over the terms of the related financing agreements, as applicable, which approximates the effective interest method. Amortization of deferred financing costs, including any amounts related to the revolving credit facility (refer to Note 10 for further information), for the three and nine months ended September 30, 2026 and 2025 was $0.7 million and $0.5 million, and $2.1 million and $1.7 million, respectively.

Fair value adjustments of debt

The Company records a fair value adjustment based upon the fair value of the loans on the date they were assumed in conjunction with acquisitions. The fair value adjustments are being amortized to interest expense over the remaining life of the loans. Amortization of fair value adjustments for the three and nine months ended September 30, 2026 and 2025 was $0.1 million and $0.1 million, and $0.4 million and $0.2 million, respectively.

Loss on Extinguishment of Debt and Debt Modification Costs

Upon repayment of or in conjunction with a material change (i.e., a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes-off any unamortized deferred financing costs and fair market value adjustments related to the original debt that was extinguished. Prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized would also be included within loss on extinguishment of debt and debt modification costs on the consolidated statements of operations and comprehensive income (loss). The Company had a negligible amount of loss on extinguishment of debt and debt modification costs during the three and nine months ended September 30, 2026 and 2025.

Debt maturities

The following table summarizes the Company’s contractual principal payments of its borrowings at September 30, 2026 for the five subsequent years and thereafter (amounts in thousands):

Year	Total
2026 (October 1 – December 31)	$13,246
2027	75,819
2028	5,703
2029	100,645
2030	55,166
Thereafter	198,089
$448,668
Add: Unamortized fair value debt adjustment	(1,716)
Subtract: Deferred financing costs, net	(10,965)
Total	$435,987

The net book value of real estate assets providing collateral for these above borrowings was $795.7 million at September 30, 2026.

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

Fair Value of Financial Instruments

At September 30, 2026 and December 31, 2025, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due from and due to affiliates, accounts payable, other accrued liabilities, and distributions payable approximate fair value based on their highly liquid nature and/or short-term maturities and are classified in Level 1 of the fair value hierarchy. The carrying values of notes receivable approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

At September 30, 2026 and December 31, 2025, the fair value of the Marble Fund is based upon the net asset value reported within the Marble Fund’s financial information. This financial information represents market prices within an inactive market as the Marble Fund prices units based on the net asset value of the fund. Entrants to the fund are priced based upon the current net asset value of the fund at the time of investment. As such, the carrying value of the Marble Fund approximates fair value, and the financial information used to determine the fair value of the Company’s investment in the Marble Fund represents market-corroborated inputs of the asset, which is considered a Level 2 input within the fair value hierarchy. Refer to Note 7 for further information on the Marble Fund.

At September 30, 2026 and December 31, 2025, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $427.3 million and $436.4 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $447.0 million and $438.7 million, respectively. The fair value of mortgages payable is estimated based on interest rates obtained from a third party for similar types of borrowing arrangements and accordingly, the fair value of mortgages payable is classified in Level 2 of the fair value hierarchy.

The carrying values and fair values of the Company’s financial instruments recorded at fair value on a recurring basis at September 30, 2026 and December 31, 2025 are summarized in the table below (amounts in thousands):

		September 30, 2026		December 31, 2025
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Preferred equity investments (1)	Level 3	$60,780	$60,780	$35,738	$35,738
Derivative financial instruments (2)	Level 2	1,441	1,441	679	679
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

The Company’s operating units classified as held for sale for which it has recorded impairments, measured at fair value on a non-recurring basis, for the three and nine months ended September 30, 2026 and 2025 are summarized in the table below (amounts in thousands). The units classified as held for sale are all reported in the Company’s scattered single-family homes segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Investment in operating units classified as held for sale (Level 3)	2026	2025	2026	2025
Pre-impairment amount	$9,808	$7,164	$10,462	$7,189
Total impairments (1)	(1,039)	(384)	(1,184)	(409)
Fair value (2)	$8,769	$6,780	$9,278	$6,780
(1)	Impairment amounts are included in impairment of real estate investments on the Company’s consolidated statements of operations and comprehensive income (loss).
(2)

Real estate assets classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately within operating real estate held for sale, net on the Company’s consolidated balance sheets. The estimated fair value is based on historical sales experience, discussions with third-party brokers, and market conditions at the time of evaluation.

Fair Value Measurements on a Nonrecurring Basis

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its operating real estate and related intangible assets may not be recoverable. If the Company does not believe that it will be able to recover the carrying value of operating real estate and related intangible assets, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the operating real estate and related intangible assets. Fair value is determined by using valuation techniques appropriate to the specific operating asset, which may include discounted cash flow analysis or a broker’s opinion of value. These valuation methods utilize inputs that fall within Level 3 of the fair value hierarchy. During the three and nine months ended September 30, 2025, the Company recognized an impairment loss of approximately $3.8 million related to its Peak JV 2 portfolio, which is included in the Company’s scattered single-family homes segment. The impairment loss is reflected in impairment of real estate investments on the Company’s consolidated statements of operations and comprehensive income (loss). Of the total impairment loss, approximately $3.5 million was attributable to a revised hold period assessment for 75 units within the portfolio, all of which were sold in 2026. The remaining $0.3 million impairment was driven by deterioration in submarket conditions. No impairment losses on operating real estate and related intangible assets were recorded during the three and nine months ended September 30, 2026.

The Company’s operating units for which it had recorded impairments, measured at fair value on a non-recurring basis, for the three and nine months ended September 30, 2025 are summarized in the table below (amounts in thousands). The operating units for which the Company had recorded impairment losses were all reported in the Company’s scattered single-family homes segment. The Company had no operating units for which it recorded impairments during the corresponding periods ended September 30, 2026.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Investment in operating units (Level 3)	2025	2025
Pre-impairment amount	$12,980	$12,980
Total impairments (1)	(3,792)	(3,792)
Fair value (2)	$9,188	$9,188
(1)	Impairment amounts are included in impairment of real estate investments on the Company’s consolidated statements of operations and comprehensive income (loss).
(2)	Operating real estate assets for which the Company has recorded impairment losses are reported at the lower of their carrying value or estimated fair value and are included within total net operating real estate investments on the Company’s consolidated balance sheets. The estimated fair value is based on discussions with third-party brokers and market conditions at the time of evaluation.

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

At September 30, 2026, the Company had interest rate caps and swaps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying interest rate for $115.2 million of the Company’s debt. The following table summarizes the Company’s derivative financial instruments at September 30, 2026 ($ in thousands):

	Interest Rate Caps	Interest Rate Swaps
Notional balance	$157,923	$4,334
Number of instruments	5	1
Earliest maturity date	May 2027	August 2028
Latest maturity date	September 2029	August 2028

The table below presents the classification and fair value of the Company’s derivative financial instruments on its consolidated balance sheets at September 30, 2026 and December 31, 2025 (amounts in thousands):

		Fair Values of Derivative
		Instruments
Derivatives not designated as hedging		September 30,	December 31,
instruments under ASC 815-20	Balance Sheet Location	2026	2025
Interest rate caps	Accounts receivable, prepaids and other assets, net	$1,327	$616
Interest rate swaps	Accounts receivable, prepaids and other assets, net	114	63

The table below presents the classification and effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands):

		The Effect of Derivative Instruments
		on the Statements of Operations and Comprehensive Income (Loss)
		Three Months Ended		Nine Months Ended
Derivatives not designated as hedging	Location of Gain (Loss)	September 30,		September 30,
instruments under ASC 815-20	Recognized in Income	2026	2025	2026	2025
Interest rate caps	Interest expense, net	$29	$(423)	$(177)	$(1,451)
Interest rate swaps	Interest expense, net	45	(71)	51	(277)

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

For the three and nine months ended September 30, 2026, the Company recorded base management fees of $2.7 million and $8.1 million, respectively, of which $0.2 million and $0.6 million, respectively, were, or shall be, paid in C-LTIP Units with the remainder paid in cash. For the three and nine months ended September 30, 2025, the Company recorded base management fees of $2.6 million and $7.8 million, respectively, of which $0.2 million and $0.6 million, respectively, were paid in C-LTIP Units with the remainder paid in cash. There have been no incentive fee expenses incurred during 2026 or the year ended December 31, 2025.

For the three and nine months ended September 30, 2026 and 2025, the Company recorded (i) operating expense reimbursements of $1.0 million and $1.0 million, and $3.0 million and $3.0 million, respectively, and (ii) direct expense reimbursements of $0.1 million and $0.1 million, and $0.3 million and $0.4 million, respectively. Both the operating and direct expense reimbursements were, or shall be, paid in cash to the Manager and were recorded as part of general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss).

The table below presents the related party amounts payable to the Manager at September 30, 2026 and December 31, 2025 pursuant to the terms of the Management Agreement (amounts in thousands). The Company records these payables in due to affiliates on the consolidated balance sheets.

	September 30,	December 31,
Amounts payable to the Manager under the Management Agreement	2026	2025
Base management fee	$2,720	$2,682
Operating and direct expense reimbursements	1,132	1,206
Offering expense reimbursements	42	97
Total amounts payable to the Manager	$3,894	$3,985

DST Program

Acquisition Fees

The Company, through consolidated subsidiaries associated with its DST Program, incurs a one-time acquisition fee for each DST private placement offering. During the three and nine months ended September 30, 2025, the Company incurred one-time acquisition fees of $2.2 million and $3.6 million, respectively. The Company did not record any one-time acquisition fees during the corresponding periods ended September 30, 2026 as it did not acquire any properties associated with its DST Program during these periods. Refer to Note 9 for further information on the Company’s DST Program.

Asset Management Fees

The Company engaged a related party as the DST asset manager to provide certain management services and oversee the performance of the property manager. The Company has agreed to pay an asset management fee equal to a stated percentage per annum of the purchase price of each property in the DST Program. During the three and nine months ended September 30, 2026 and 2025, the Company incurred asset management fees related to the DST Program of $0.2 million and $0.08 million, and $0.5 million and $0.2 million, respectively, which are recorded within property management and asset management fees on the Company’s consolidated statements of operations and comprehensive income (loss).

The table below presents amounts payable to related parties at September 30, 2026 and December 31, 2025 (amounts in thousands) related to the Company’s DST Program. The Company records these payables in due to affiliates on the consolidated balance sheets.

Amounts payable to related parties – DST Program	September 30, 2026	December 31, 2025
One-time acquisition fees	$1,665	$5,293
Asset management fees	650	317
Total amounts payable to related parties – DST Program	$2,315	$5,610

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

Unconsolidated Real Estate Fund

The Company’s investment in the Marble Fund, which is an unconsolidated real estate fund (refer to Note 7 for further information), is accounted for under the equity method as the Company considers its degree of influence to be significant. As such, the Company’s investment in the Marble Fund is considered a related party investment. The Company earns a return on its investment which is recognized on a one-quarter lag and is recorded in share of net earnings of equity method investment on its consolidated statements of operations and comprehensive income (loss). At September 30, 2026 and December 31, 2025, the Company had $0.3 million and $0.2 million, respectively, of related party amounts payable to the Marble Fund pertaining to carried interest. The Company records these payables in due to affiliates on its consolidated balance sheets.

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

The table below presents the related party amounts receivable from BREH at September 30, 2026 and December 31, 2025 pursuant to the terms of the Leasehold Cost-Sharing Agreement (amounts in thousands). The Company records these receivables in due from affiliates on the consolidated balance sheets.

Amounts receivable from BREH under the Leasehold Cost-Sharing Agreement	September 30, 2026	December 31, 2025
Capital improvement cost reimbursements	$555	$621
Operating and direct expense reimbursements	35	32
Total amounts receivable from BREH	$590	$653

In addition, as of September 30, 2026, the Company recorded a $0.5 million receivable from an affiliate included in due from affiliates on the consolidated balance sheets. The receivable relates to the Guarantor Fee (as defined below) associated with the HPE Loan Financing, Guaranty and Indemnity transaction described below. The Company had no other receivables from related parties as of December 31, 2025.

Harmony at Clear Creek Development

In 2025, the Company entered into a joint venture agreement with an unaffiliated third party (the “Harmony JV”) to develop Harmony at Clear Creek, an approximately 188-unit residential community located in Shawnee, Kansas. Separately, the Harmony JV entered into a joint venture agreement with BTR Preferred Investments, LLC (“BTR Preferred”), an entity that includes an affiliate of the Manager, in which BTR Preferred committed to fund up to $16.8 million of preferred equity interests in the Harmony at Clear Creek development. As of September 30, 2026, BTR Preferred had not funded any of the committed amount.

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

HPE Loan Financing, Guaranty and Indemnity

As described in Note 6, on August 27, 2026, the Company funded the HPE Loan to the Borrower, which is a wholly owned subsidiary of SARV HPE DST Investor, LLC, which is a wholly owned subsidiary of SARV Holdings, LLC (“SARV Holdings”), an affiliate of the Manager.

The Trust is managed by BR HPE CTL DST Manager, LLC, a wholly owned indirect subsidiary of Bluerock Enterprise Holdings, LP (“BEH”), an affiliate of the Manager. The Trust financed its acquisition of the HPE Office and Lab Facility primarily through a $310.0 million senior, zero net cash flow credit tenant lease facility (the “Senior Note”) bearing a fixed coupon of 6.54% per annum. The remaining capitalization of the acquisition was funded by the HPE Loan and common equity of approximately $6.5 million contributed by SARV Holdings.

In connection with the Senior Note, the Company provided a non-recourse carveout guaranty and a hazardous materials indemnity agreement (collectively, the “NRCO Guaranty”). The NRCO Guaranty contains customary non-recourse carveout provisions under which the Company may become liable for losses arising from certain “bad acts”, including fraud, misrepresentation, misapplication of funds, voluntary bankruptcy filings, prohibited actions with respect to the tenant or the lease, violations of certain transfer and encumbrance restrictions, and certain environmental matters. The Company does not own, manage or control the Trust, the Borrower or HPE Office and Lab Facility.

In consideration for the Company providing the NRCO Guaranty, the Company, the Trust and the manager of the Trust entered into an agreement under which the Trust agreed to pay the Company a guarantor fee of $125,000 per year, payable annually in advance so long as the NRCO Guaranty remains outstanding, up to a maximum aggregate amount of $625,000 (the “Guarantor Fee”). The Company received the first $125,000 installment of the Guarantor Fee at closing, and the remaining $500,000 was recorded in due from affiliates on the Company’s consolidated balance sheets. At inception, the full Guarantor Fee of $625,000 was recorded as deferred revenue within other accrued liabilities on the Company’s consolidated balance sheets, representing the fair value of the Company’s stand-ready obligation under the NRCO Guaranty, and is recognized on a straight-line basis over approximately 22.5 years, which reflects the term of the Senior Note and the expected period of the Company’s continuing obligations under the hazardous materials indemnity. As of September 30, 2026, deferred revenue related to the Guarantor Fee was approximately $622,685. Guarantor Fee income is included in other income (expense), net on the consolidated statements of operations and comprehensive income (loss) and was negligible for the three and nine months ended of September 30, 2026.

The manager of the Trust has agreed to indemnify and reimburse the Company for any losses incurred under the NRCO Guaranty resulting from its own willful misconduct or gross negligence, and the related lease provides for indemnification with respect to certain environmental matters arising during its term. In addition, BEH acquired environmental insurance to mitigate environmental risk to the Company under the NRCO Guaranty. For the portion of the NRCO Guaranty that springs full recourse upon the occurrence of specified triggering events, the maximum potential future payment is equal to the outstanding balance of the Senior Note, which was approximately $309.9 million as of September 30, 2026. For the remaining non-recourse carveout obligations and for the hazardous materials indemnity, the Company’s liability is limited to actual costs and losses incurred as a result of a triggering event and is not subject to a stated contractual maximum. Because environmental remediation, enforcement, and related third-party claim costs cannot be reasonably estimated in advance, the Company is unable to estimate the maximum potential future payments under these obligations. However, the Company expects the risk of material loss to be remote. The HPE Loan, the NRCO Guaranty and the related arrangements were approved by the Board in accordance with the Company’s related party transaction policies.

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

For the nine months ended September 30, 2026, in connection with the offering of its Series B Preferred Stock, the Company incurred (i) approximately $1.1 million in selling commissions and discounts and $0.5 million in dealer manager fees and discounts, and (ii) $0.4 million of offering costs which were, or shall be, reimbursed to the Manager.

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

The following table reconciles the components of basic and diluted net loss per common share for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(8,479)	$(9,961)	$(27,735)	$(23,117)
Less preferred stock dividends	(2,856)	(2,417)	(8,187)	(6,681)
Less preferred stock accretion	(1,722)	(1,574)	(4,283)	(3,370)
Less dividends on restricted stock and LTIP Units expected to vest	(63)	(69)	(184)	(204)
Addback net loss attributable to noncontrolling interests	9,918	10,344	30,151	24,547
Net loss attributable to common stockholders	$(3,202)	$(3,677)	$(10,238)	$(8,825)

Weighted average common shares outstanding (1)	3,941,345	3,898,102	3,927,089	3,886,335
Potential dilutive shares (2)	—	—	—	—
Weighted average common shares outstanding and potential dilutive shares (1)	3,941,345	3,898,102	3,927,089	3,886,335

Net loss per common share, basic	$(0.81)	$(0.94)	$(2.61)	$(2.27)
Net loss per common share, diluted	$(0.81)	$(0.94)	$(2.61)	$(2.27)
(1)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.
(2)

For the three months ended September 30, 2026 and 2025, the diluted shares calculations exclude the following as the effects are antidilutive: (i) potential vesting of restricted Class A common stock of zero shares and 20,072 shares, respectively, (ii) potential conversion of the Series A Preferred Stock into Class A common stock of 17,415,400 shares and 10,289,331 shares, respectively, and (iii) potential conversion of the Series B Preferred Stock into Class A common stock of 1,337,496 shares and zero shares, respectively.

For the nine months ended September 30, 2026 and 2025, the diluted shares calculations exclude the following as the effects are antidilutive: (i) potential vesting of restricted Class A common stock of zero shares and 7,869 shares, respectively, (ii) potential conversion of the Series A Preferred Stock into Class A common stock of 15,269,950 shares and 10,287,117 shares, respectively, and (iii) potential conversion of the Series B Preferred Stock into Class A common stock of 576,559 shares and zero shares, respectively.

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

As of September 30, 2026, the Company, at the request of holders, redeemed a total of 10,960 shares of Series A Preferred Stock through the issuance of 18,653 shares of Class A common stock and redeemed a total of 117,176 shares of Series A Preferred Stock for $2.8 million in cash.

At the date of issuance, the carrying amount of the Series A Preferred Stock was less than the redemption value. As a result of the Company’s determination that holder redemption is probable, the carrying value will be increased by periodic accretions so that the carrying value will equal the redemption value net of early redemption fees at the earliest redemption date. As of September 30, 2026, the Company had recorded a total of $8.7 million of accretion related to the Series A Preferred Stock.

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

As of September 30, 2026, the Company issued 652,187 shares of Series B Preferred Stock pursuant to the Series B Preferred Offering with net proceeds of approximately $13.5 million after commissions, dealer manager fees, sales discounts and costs related to establishing the offering of Series B Preferred Stock. As of September 30, 2026, the Company had not redeemed any shares of Series B Preferred Stock.

At the date of issuance, the carrying amount of the Series B Preferred Stock was less than the redemption value. As a result of the Company’s determination that holder redemption is probable, the carrying value will be increased by periodic accretions so that the carrying value will equal the redemption value net of early redemption fees at the earliest redemption date. As of September 30, 2026, the Company had recorded a total of $0.3 million of accretion related to the Series B Preferred Stock.

Class A Common Stock Repurchase Plan

On February 28, 2025, the Board authorized a stock repurchase plan for the repurchase of up to an aggregate of $5 million of the Company’s outstanding shares of Class A common stock. The repurchase plan had a term of one year and ended in February 2026. The Company made no repurchases of its Class A common stock under this plan.

On February 10, 2026, the Board authorized a new stock repurchase plan, effective March 1, 2026, for the repurchase, from time to time, of up to an aggregate of $10 million of the Company’s outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Exchange Act of 1934 (the “Exchange Act”) and subject to Rule 10b-5 of the Exchange Act. The repurchase plan has a term of one year and ends on February 28, 2027, and may be discontinued at any time. The extent to which the Company repurchases shares of its Class A common stock under the repurchase plan, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. The Company expects that any repurchases of its Class A common stock will be through open market transactions, subject to market conditions, certain price limitations and other conditions established under the plan. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. As of September 30, 2026, no repurchases of Class A common stock had been made by the Company.

Operating Partnership and Long-Term Incentive Plan Units

As of September 30, 2026, limited partners other than the Company owned approximately 69.54% of the common units of the Operating Partnership (7,365,404 OP Units, or 54.61%, were held by OP Unit holders, and 2,012,839 LTIP Units, or 14.93%, were held by LTIP Unit holders, including 2.49% which were not vested as of September 30, 2026). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash. LTIP Units and C-LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock or, at the Company’s election, cash.

During 2026, the Company granted C-LTIP Units to the Manager as partial payment of the quarterly base management fee (approximately $2.7 million in each of the fourth quarter of 2025 and first and second quarters of 2026) as follows: 22,252 units (approximately $210,000) on February 18, 2026 for the fourth quarter of 2025; 19,074 units (approximately $210,000) on May 12, 2026 for the first quarter of 2026; and 24,649 units (approximately $210,000) on August 13, 2026 for the second quarter of 2026. Such C-LTIP Units were issued pursuant to the Management Agreement and were fully vested upon issuance.

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

The Company recognizes compensation expense ratably over the vesting period for time-based LTIP Units based on the fair value at the date of grant. During the three and nine months ended September 30, 2026 and 2025, the Company recognized compensation expense for such LTIP Units of approximately $0.7 million and $0.7 million, and $2.2 million and $2.2 million, respectively. Such expense was recorded as part of general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). As of September 30, 2026, there was $3.5 million of total unrecognized compensation expense related to unvested LTIP Units granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 1.5 years. Once vested, these awards of LTIP Units may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Company, and may then be redeemed for cash or, at the option of the Company and after a one year holding period (including any period during which the LTIP Units were held), settled in shares of the Company’s Class A common stock on a one-for-one basis. The holders of such LTIP Units will be entitled to receive “distribution equivalents” with respect to such LTIP Units, whether or not vested, at the same time distributions are paid to the holders of the Company’s Class A common stock.

Restricted Stock

On April 1, 2026, the Company issued 84,055 shares of Class A common stock as RSGs pursuant to the BHM Incentive Plans directly to and among certain of the BREH Personnel as an annual long-term incentive equity grant for the year ended December 31, 2025. Such RSGs will vest ratably on an annual basis over a three-year period from the date of grant.

The Company recognizes compensation expense ratably over the vesting period for time-based RSGs. During the three and nine months ended September 30, 2026 and 2025, the Company recognized compensation expense for RSGs of approximately $0.2 million and $0.2 million, and $0.7 million and $0.6 million, respectively. Such expense was recorded as part of general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). As of September 30, 2026, there was $1.5 million of total unrecognized compensation expense related to the unvested RSGs granted under the BHM Incentive Plans. The remaining expense is expected to be recognized over a period of 1.9 years.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

Declaration Date	Record Date	Amount	Paid / Payable Date
Class A common stock
March 11, 2025	December 24, 2025	$0.125	January 5, 2026
March 10, 2026	March 25, 2026	0.125	April 2, 2026
June 12, 2026	June 25, 2026	0.125	July 2, 2026
September 14, 2026	September 25, 2026	0.125	October 5, 2026
Class C common stock
March 11, 2025	December 24, 2025	$0.125	January 5, 2026
March 10, 2026	March 25, 2026	0.125	April 2, 2026
June 12, 2026	June 25, 2026	0.125	July 2, 2026
September 14, 2026	September 25, 2026	0.125	October 5, 2026
Series A Preferred Stock
October 15, 2025	December 24, 2025	$0.125	January 5, 2026
January 15, 2026	January 23, 2026	0.125	February 5, 2026
January 15, 2026	February 25, 2026	0.125	March 5, 2026
January 15, 2026	March 25, 2026	0.125	April 2, 2026
April 13, 2026	April 24, 2026	0.125	May 5, 2026
April 13, 2026	May 22, 2026	0.125	June 5, 2026
April 13, 2026	June 25, 2026	0.125	July 2, 2026
July 10, 2026	July 24, 2026	0.125	August 5, 2026
July 10, 2026	August 25, 2026	0.125	September 4, 2026
July 10, 2026	September 25, 2026	0.125	October 5, 2026
Series A Preferred Enhanced Special Dividend (1)
October 15, 2025	December 24, 2025	$0.010417	January 5, 2026
January 15, 2026	January 23, 2026	0.010417	February 5, 2026
January 15, 2026	February 25, 2026	0.010417	March 5, 2026
January 15, 2026	March 25, 2026	0.010417	April 2, 2026
April 13, 2026	April 24, 2026	0.010417	May 5, 2026
April 13, 2026	May 22, 2026	0.010417	June 5, 2026
April 13, 2026	June 25, 2026	0.010417	July 2, 2026
July 10, 2026	July 24, 2026	0.010417	August 5, 2026
July 10, 2026	August 25, 2026	0.010417	September 4, 2026
July 10, 2026	September 25, 2026	0.010417	October 5, 2026
Series B Preferred Stock (2)
January 15, 2026	January 23, 2026	$0.15625	February 5, 2026
January 15, 2026	February 25, 2026	0.15625	March 5, 2026
January 15, 2026	March 25, 2026	0.15625	April 2, 2026
April 13, 2026	April 24, 2026	0.15625	May 5, 2026
April 13, 2026	May 22, 2026	0.15625	June 5, 2026
April 13, 2026	June 25, 2026	0.15625	July 2, 2026
July 10, 2026	July 24, 2026	0.15625	August 5, 2026
July 10, 2026	August 25, 2026	0.15625	September 4, 2026
July 10, 2026	September 25, 2026	0.15625	October 5, 2026
(1)	Holders of record of Series A Preferred Stock shares are entitled to an enhanced special dividend equal to the amount by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average of the one-month Term SOFR for each day commencing on the 26th of the prior month to the 25th of the applicable month, plus (II) two percent, divided by (b) twelve, exceeds (ii) the standard monthly dividend of $0.125 per share of Series A Preferred Stock. The enhanced special dividend will be aggregated with the standard monthly dividend so as to effect a dividend rate on the Series A Preferred Stock that is subject to a 6.5% minimum and 8.5% maximum annual rate.

(2)	Holders of record of newly issued Series B Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series B Preferred Stock was outstanding.

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate. Holders of restricted stock, OP Units, LTIP Units and C-LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of the Company’s Class A common stock.

Distributions declared and paid for the nine months ended September 30, 2026 were as follows (amounts in thousands):

	Distributions
2026	Declared	Paid
First Quarter
Class A common stock	$506	$506
Class C common stock	1	1
Series A Preferred Stock (1)	2,595	2,570
Series B Preferred Stock	14	1
OP Units	921	921
LTIP / C-LTIP Units	233	227
Total first quarter	$4,270	$4,226
Second Quarter
Class A common stock	$514	$506
Class C common stock	1	1
Series A Preferred Stock (1)	2,625	2,625
Series B Preferred Stock	97	67
OP Units	921	921
LTIP / C-LTIP Units	247	233
Total second quarter	$4,405	$4,353
Third Quarter
Class A common stock	$511	$514
Class C common stock	1	1
Series A Preferred Stock (1)	2,611	2,619
Series B Preferred Stock	245	188
OP Units	921	921
LTIP / C-LTIP Units	253	247
Total third quarter	$4,542	$4,490
Total	$13,217	$13,069
(1)	Series A Preferred Stock amounts include the standard dividend at an annual rate of 6.0% of the Stated Value and any enhanced special dividends.

Note 16 – Commitments and Contingencies

The aggregate amount of the Company’s contractual commitments to fund future cash obligations in certain of its loan and preferred equity investments was $5.2 million and $27.0 million as of September 30, 2026 and December 31, 2025, respectively. In addition, the Company has two consolidated residential communities (Abode Wendell Falls and Harmony at Clear Creek) under construction comprised of an aggregate of 358 units. At September 30, 2026, the Company estimates the remaining costs to complete the construction of these two residential communities to be approximately $99.3 million. The Company intends to finance these costs through a combination of available cash, proceeds from construction loans, and preferred equity capital contributions. The Company also committed to acquire an aggregate of 100 residential community units known as Parkside at Summers Corner. The Company expects acquisitions to occur in tranches as construction is completed, and as of September 30, 2026, 18 units remain to be acquired, representing an aggregate purchase price of $4.6 million.

In August 2026, the Company provided the NRCO Guaranty in connection with the HPE Senior Note. Management believes the likelihood of the Company being required to make payments under the NRCO Guaranty is remote. Refer to Note 14 for further information.

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Lessee – Operating Lease

In connection with the Company moving its New York (Manhattan) headquarters, effective May 2024, the Company, as lessee, and an unaffiliated third-party landlord entered into the NY Premises Lease (hereinafter, the “Lease”) for the NY Premises. In accordance with ASC Topic 842 Leases, the Company classifies the Lease as an operating lease, and by way of practical expedient, the Company has elected to account for lease and non-lease (ex. common area maintenance) components of the Lease as a single lease component on its consolidated statements of operations and comprehensive income (loss). The Company recognizes the single lease component on a straight-line basis over the term of the Lease, and expenses that are non-components of the lease, such as real estate taxes for which the Company is not a direct beneficiary of the arrangement, are expensed in the period in which the obligation for those payments are incurred. For the three and nine months ended September 30, 2026 and 2025, the Company recorded $0.1 million and $0.1 million, and $0.3 million and $0.3 million, respectively, of net rent expense related to the Lease.

Upon commencement of the Lease in November 2024, the Company recorded a right-of-use asset of $5.1 million and a lease liability of $5.0 million on its consolidated balance sheets. The right-of-use asset is included within accounts receivable, prepaids and other assets, net, and the lease liability is included within other accrued liabilities. In determining the right-of-use asset and lease liability, the discount rate implicit in the Lease was not readily determinable. As such, the Company used a third-party analysis to determine that a discount rate of 7.61% approximated the incremental borrowing rate that it would incur for a loan that was of a similar term as the Lease and with a similar form of underlying collateral. As of September 30, 2026, the remaining right-of-use asset and lease liability balances were $3.9 million and $4.4 million, respectively, and the remaining Lease term was approximately 4.8 years. In addition, the Company incurred tenant improvement costs related to the renovation and buildout of the NY Premises which are capitalized and included within net real estate investments on the Company’s consolidated balance sheets. Such tenant improvement costs are depreciated on a straight-line basis over the term of the Lease.

The following table summarizes the future minimum lease payments and total operating lease liability as of September 30, 2026 (amounts in thousands):

Year	Total
2026 (October 1 – December 31)	$268
2027	1,070
2028	1,070
2029	1,070
2030	1,106
Thereafter	667
Total future minimum lease payments (undiscounted cash flows)	$5,251
Difference between future undiscounted cash flows and discounted cash flows	(878)
Total operating lease liability	$4,373

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

The following table summarizes NOI by the Company’s reportable segments for the three and nine months ended September 30, 2026 and 2025, and reconciles NOI to net loss attributable to common stockholders on the Company’s statements of operations and comprehensive income (loss) (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rental and other property revenues
Residential communities	$12,782	$9,082	$38,390	$26,106
Scattered single-family homes	6,034	7,528	19,454	23,121
Total rental and other property revenues	18,816	16,610	57,844	49,227

Property operating expenses
Residential communities	6,070	4,416	16,904	11,813
Scattered single-family homes	4,224	4,313	12,243	12,745
Total property operating expenses	10,294	8,729	29,147	24,558

Net operating income
Residential communities	6,712	4,666	21,486	14,293
Scattered single-family homes	1,810	3,215	7,211	10,376
Total net operating income	8,522	7,881	28,697	24,669
Reconciling items:
Interest income from notes receivable	386	—	386	598
Property management and asset management fee expenses	(1,351)	(1,305)	(4,246)	(3,966)
General and administrative expenses	(2,798)	(2,705)	(8,432)	(8,427)
Management fees to related party	(2,720)	(2,643)	(8,111)	(7,789)
Acquisition and other transaction costs	400	(107)	(206)	(318)
Weather-related losses, net	(273)	(37)	(683)	(82)
Impairment of real estate investments	(1,039)	(4,176)	(2,160)	(4,372)
Depreciation and amortization	(7,235)	(6,754)	(23,976)	(21,435)
Other income (expense), net	80	(45)	(1,080)	(119)
Income from preferred equity investments	2,508	1,783	6,072	7,199
Share of net earnings of equity method investment	653	717	1,256	717
(Provision for) recovery of credit losses, net	(146)	—	(146)	104
Gain on sale of real estate investments, net	(199)	232	703	1,989
Gain on sale of available-for-sale investments	—	1,762	—	3,212
Loss on extinguishment of debt	—	(3)	(37)	(12)
Interest expense, net	(6,652)	(5,683)	(19,621)	(17,521)
Interest income	1,313	1,522	3,853	3,808
Income tax expense	72	(400)	(4)	(1,372)
Net loss	(8,479)	(9,961)	(27,735)	(23,117)
Preferred stock dividends	(2,856)	(2,417)	(8,187)	(6,681)
Preferred stock accretion	(1,722)	(1,574)	(4,283)	(3,370)
Net loss attributable to noncontrolling interests	9,918	10,344	30,151	24,547
Net loss attributable to common stockholders	$(3,139)	$(3,608)	$(10,054)	$(8,621)

The following table reconciles the Company’s total rental and other property revenues for reportable segments to total revenues on the Company’s consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental and other property revenues
Residential communities	$12,782	$9,082	$38,390	$26,106
Scattered single-family homes	6,034	7,528	19,454	23,121
Total rental and other property revenues	18,816	16,610	57,844	49,227
Interest income from notes receivable	386	—	386	598
Total revenues	$19,202	$16,610	$58,230	$49,825

At September 30, 2026 and December 31, 2025, net real estate assets totaled $576.4 million and $556.2 million for residential communities, respectively, and $249.1 million and $311.8 million for scattered single-family homes, respectively.

Note 18 – Subsequent Events

Declaration of Dividends

Declaration Date	Record Date	Amount	Paid / Payable Date
Series A Preferred Stock
October 12, 2026	October 23, 2026	$0.125	November 5, 2026
October 12, 2026	November 25, 2026	0.125	December 4, 2026
October 12, 2026	December 24, 2026	0.125	January 5, 2027
Series A Preferred Enhanced Special Dividend
October 12, 2026	October 23, 2026	(1)	November 5, 2026
October 12, 2026	November 25, 2026	(1)	December 4, 2026
October 12, 2026	December 24, 2026	(1)	January 5, 2027
Series B Preferred Stock (2)
October 12, 2026	October 23, 2026	$0.15625	November 5, 2026
October 12, 2026	November 25, 2026	0.15625	December 4, 2026
October 12, 2026	December 24, 2026	0.15625	January 5, 2027
(1)	Holders of record of Series A Preferred Stock shares are entitled to an enhanced special dividend equal to the amount by which (i) the Stated Value of the Series A Preferred Stock multiplied by (a) the sum of (I) the average of the one-month Term SOFR for each day commencing on the 26th of the prior month to the 25th of the applicable month, plus (II) two percent, divided by (b) twelve, exceeds (ii) the standard monthly dividend of $0.125 per share of Series A Preferred Stock. The enhanced special dividend will be aggregated with the standard monthly dividend so as to effect a dividend rate on the Series A Preferred Stock that is subject to a 6.5% minimum and 8.5% maximum annual rate.
(2)	Holders of record of newly issued Series B Preferred Stock shares that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series B Preferred Stock was outstanding.

Distributions Paid

The following distributions were declared and/or paid to the Company’s stockholders subsequent to September 30, 2026 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distribution per Share	Total Distribution
Class A common stock	September 14, 2026	September 25, 2026	October 5, 2026	$0.125000	$511
Class C common stock	September 14, 2026	September 25, 2026	October 5, 2026	0.125000	1
Series A Preferred Stock (1)	July 10, 2026	September 25, 2026	October 5, 2026	0.135417	867
Series B Preferred Stock	July 10, 2026	September 25, 2026	October 5, 2026	0.156250	100
OP Units	September 14, 2026	September 25, 2026	October 5, 2026	0.125000	921
LTIP / C-LTIP Units	September 14, 2026	September 25, 2026	October 5, 2026	0.125000	253

Series A Preferred Stock (1)	October 12, 2026	October 23, 2026	November 5, 2026	0.135417	865
Series B Preferred Stock	October 12, 2026	October 23, 2026	November 5, 2026	0.156250	107
Total					$3,625
(1)	Series A Preferred Stock distribution per share amounts include the standard dividend at an annual rate of 6.0% of the Stated Value and any enhanced special dividends.

ILE Loan Amendment

In October 2026, the Company and the lender amended CA1, one of ILE’s credit agreements (refer to Note 11 for further information), to extend its maturity date from October 7, 2026 to September 5, 2027. CA1 had previously matured on June 7, 2026, and was amended in July 2026 to extend the maturity date to October 7, 2026. Under the amended terms, effective June 7, 2026, payments are interest-only through maturity at a floating rate equal to the lender’s prime rate (7.00% in September 2026) plus 0.50%. The Company will account for the amendments as debt modifications in accordance with ASC 470-50 Debt – Modifications and Extinguishments.

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

As of September 30, 2026, we held twenty-five real estate investments, consisting of eighteen consolidated investments, five preferred equity investments, one loan investment, and one unconsolidated real estate fund investment. The twenty-three consolidated and preferred equity investments represent an aggregate of 5,321 residential units, comprised of 4,172 consolidated units, of which 440 units are under development or in lease-up, and 1,149 units through preferred equity investments, which includes planned units and those under development. As of September 30, 2026, our consolidated operating investments were approximately 89.4% occupied; excluding units classified as held for sale and down/renovation units, our consolidated operating investments were approximately 92.0% occupied.

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

Inflation and Related Economic Volatility

During 2026, economic uncertainty and stock market volatility continued due to a number of factors, including persistent inflation, interest rate uncertainty, concerns about tariffs, supply chain or trade disruptions and geopolitical conflict. While these factors did not have a significant adverse impact on us during the first three quarters of 2026, they may adversely impact us in the future. Inflation and its related impacts, including increased prices for services and goods and higher interest rates and wages, and any policy interventions by the U.S. government, could negatively impact our residents’ ability to pay rents and our results of operations. Substantially all our leases are for a term of one year or less, which we believe mitigates our exposure to inflation, by permitting us to set rents commensurate with inflation (subject to rent regulations to the extent they apply and assuming our current or prospective residents will accept and can pay commensurate increased rents, of which there can be no assurance). Inflation could outpace any increases in rent and adversely affect us. We may not be able to mitigate the effects of inflation and related impacts, and the duration and extent of any prolonged periods of inflation, and any such related adverse effects on our results of operations and financial condition are unknown at this time. Inflation may also cause increased volatility in financial markets, which could affect our ability to access the capital markets or impact the cost or timing at which we are able to do so. Inflation may also increase the costs to complete our development projects, including costs of materials, labor and services from third-party contractors and suppliers. Higher construction costs could adversely impact our investments in real estate assets and our expected yields on development projects. We continue to monitor increases in inflation and rising interest rates and resulting economic changes in credit and capital markets, as well as direct and indirect impacts resulting from the uncertainty related to, or changes to, the overall regulatory and economic environment and from geopolitical conditions and the effects of international conflicts on global markets.

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

Other weakened economic conditions, including job losses, high unemployment levels, stock market volatility, and uncertainty about the future, could adversely affect rental rates and occupancy levels. In addition, during 2025, the current U.S. administration has introduced tariffs on imports from a broad set of countries, including Canada, Mexico, European Union member states, Japan and China, in response to which global trading partners have imposed or may impose their own tariffs. In response to a February 2026 U.S. Supreme Court holding that the administration may not rely on the International Emergency Economic Powers Act, or IEEPA, to impose broad-based tariffs, the administration has since turned to alternative temporary statutory authorities to maintain certain surcharges and has indicated that it intends to preserve a broader tariff regime through other trade rules and legal authorities. Such U.S. tariffs, together with actual and potential additional tariffs imposed by the current administration or other countries, have contributed to increased volatility in financial markets and interest rates during 2025 and 2026, and may cause further inflationary pressures in the economy, uncertainty and volatility of debt and equity markets, and a slowdown in the U.S. and global economies in the future. Such tariffs are likely to increase construction costs and further reduce already constrained new supply starts, which could adversely impact the timing of actual completion and/or stabilization of our build-to-rent communities, including potential delays due to supply shortages and labor shortages. Any of these factors could depress economic activity and have a material adverse effect on our business, financial condition, cash flows, and our results of operations.

Other Significant Developments

Investment Activity Summary

Provided below is a summary of our investment activity during the nine months ended September 30, 2026.

Parkside at Summers Corner

We acquired, with full ownership interest, an additional 70 units at Parkside at Summers Corner located in Summerville, South Carolina for an aggregate purchase price of $18.0 million. Units are to be acquired in tranches as construction is completed, and as of September 30, 2026, we acquired 82 of the total 100 units we have committed to purchase.

Sale of Consolidated Operating Units

We closed on the following sales: 55 units in the Ballast portfolio, 73 units in the Golden Pacific portfolio, 30 units in the ILE portfolio, 15 units in the Indy-Springfield portfolio, 106 units in the Peak JV 2 portfolio, and the remaining 42 units in the Peak JV 3 portfolio, pursuant to the terms and conditions of multiple separate purchase and sale agreements. The 321 units, including 99 units classified as held for sale as of December 31, 2025, were all previously classified as held for sale and sold for an aggregate of approximately $62.6 million, subject to certain closing costs, prorations and adjustments typical in such real estate transactions. After deducting the paydown of existing mortgage indebtedness encumbering 28 units in the ILE portfolio of approximately $4.0 million, the sales of the 321 units generated net proceeds of approximately $53.4 million and a gain on sales of approximately $0.7 million. The gain on sales is included in (loss) gain on sale of real estate investments, net on our consolidated statements of operations and comprehensive income (loss).

Loan Investment Summary

On August 27, 2026, we entered into an agreement to provide a secured loan in the maximum amount of $33.1 million (the “HPE Loan”), of which $31.4 million was funded as of September 30, 2026, to BR HPE ZC Investment Co., LLC (the “Borrower”), which is owned by a subsidiary that is an affiliate of Bluerock Homes Manager, LLC (the “Manager”), our external Manager. The proceeds of the HPE Loan were used to fund a portion of the Borrower’s acquisition of Class II Interests in a Delaware Statutory Trust (the “Trust”). The Trust acquired, through a sale-leaseback transaction, an approximately 340,000 square foot, 8-story Class A office and lab facility located in Sunnyvale, California (the “HPE Office and Lab Facility”), subject to a long-term bondable net lease guaranteed by an investment-grade tenant.

The HPE Loan bears interest at a fixed rate of 13.0% per annum, matures in August 2029, and is secured by a pledge of the Borrower’s interest in the Trust. The HPE Loan is structured to be repaid from the proceeds of a private placement syndication of the Trust’s Class I Interests. As of September 30, 2026, accrued interest receivable related to the HPE Loan was $0.3 million. Interest on the HPE Loan is paid-in-kind and is capitalized monthly into the loan’s outstanding principal balance.

Preferred Equity Investment Summary

We increased our original capital commitment for preferred equity interests in Canvas at Wildwood by $1.5 million, increasing our total investment to $16.1 million. As of September 30, 2026, we funded $45.2 million of our $48.8 million aggregate commitment to fund capital for preferred equity interests in Archer at RiverBlue, Canvas at Wildwood, River Ford, and Sanford Marketplace.

Held for Sale

As of September 30, 2026 and December 31, 2025, we classified an aggregate of 91 units and 107 units, respectively, as held for sale on our consolidated balance sheets, with all units reported in our scattered single-family homes segment. The 91 units classified as held for sale at September 30, 2026 are included in the following portfolios: 21 units of Ballast, 65 units of Golden Pacific, 1 unit of ILE, 3 units of Indy-Springfield, and 1 unit of Peak JV 2. As of September 30, 2025, we classified an aggregate of 84 units as held for sale, with all units reported in our scattered single-family homes segment. For the three and nine months ended September 30, 2026 and 2025, we recorded impairments of $1.0 million and $0.4 million, and $2.2 million and $0.6 million, respectively, related to held for sale units which is included in impairment of real estate investments on our consolidated statements of operations and comprehensive income (loss).

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

As of September 30, 2026, we, at the request of holders, redeemed a total of 10,960 shares of Series A Preferred Stock through the issuance of 18,653 shares of Class A common stock and redeemed a total of 117,176 shares of Series A Preferred Stock for $2.8 million in cash.

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

As of September 30, 2026, we issued 652,187 shares of Series B Preferred Stock pursuant to the Series B Preferred Offering with net proceeds of approximately $13.5 million after commissions, dealer manager fees, sales discounts and costs related to establishing the offering of Series B Preferred Stock. As of September 30, 2026, we had not redeemed any shares of Series B Preferred Stock.

Stockholders’ Equity

Our total stockholders’ equity decreased $10.9 million from $128.7 million as of December 31, 2025 to $117.8 million as of September 30, 2026. The decrease in our total stockholders’ equity is primarily attributable to net loss attributable to common stockholders of $10.1 million and common stock dividends declared of $1.5 million, partially offset by Class A common stock issuances, net of forfeitures, of $0.4 million.

Results of Operations

The following is a summary of our consolidated real estate investments as of September 30, 2026:

							Occupancy –
							Excluding Held
		Number of	Average	Ownership	Average	Occupancy –	for Sale/Reno
Operating Investment Name	Market / Location	Units (1)	Year Built	Interest	Rent (2)	All Units (3)	Units (4)
Residential Communities
Allure at Southpark	Charlotte, NC	350	2014	98%	$1,673	92.9%	93.4%
Amira at Westly	Tampa, FL	408	1999/2023	(5)	1,802	90.0%	90.2%
Avenue at Timberlin Park	Jacksonville, FL	200	2001	100%	1,556	96.0%	96.5%
District at Parkview (6)	Stone Mountain, GA	264	2023	3%	1,905	95.5%	95.8%
Skytop Apartments	Cincinnati, OH	361	2024	(5)	1,710	91.7%	92.2%
Southern Pines Reserve (6)	Aberdeen, NC	272	2000/2003	(5)	1,466	97.8%	98.2%
Villas at Huffmeister	Houston, TX	294	2007	95%	1,578	91.5%	91.8%
Wayford at Concord	Concord, NC	150	2019	83%	2,160	98.0%	98.0%
Yauger Park Villas	Olympia, WA	80	2010	95%	2,518	95.0%	95.0%
Total Residential Communities Units / Average		2,379			$1,741	93.5%	93.9%

Scattered Single-Family Homes
Ballast	AZ / CO / WA	29	1999	95%	$1,795	—	—	(7)
Golden Pacific	IN / KS / MO	88	1979	97%	1,633	18.2%	69.6%	(7)
ILE	TX / SE US	420	1990	95%	1,872	91.4%	92.3%
Indy-Springfield	IN / MO	289	1999	100%	1,485	90.0%	90.6%
Peak JV 2	Various / TX	443	1984	100%	1,423	84.4%	84.6%
Savannah-84	Savannah, GA	84	2022	100%	1,896	94.0%	94.0%
Total Scattered Single-Family Homes / Average		1,353			$1,620	82.3%	88.3%
Total Operating Units / Average		3,732			$1,699	89.4%	92.0%

Development / Lease-up Investment Name
Residential Communities
Abode Wendell Falls (8)	Wendell, NC	170	—	100%	—	—	—
Harmony at Clear Creek (8)	Shawnee, KS	188	—	85%	—	—	—
Parkside at Summers Corner (9)	Summerville, SC	82	2025/2026	100%	$2,334	57.3%	—
Total Development Units		440
Total Units		4,172

(1)Total operating units includes an aggregate of 91 units classified as held for sale, with such units included in the following portfolios: 21 units of Ballast, 65 units of Golden Pacific, 1 unit of ILE, 3 units of Indy-Springfield, and 1 unit of Peak JV 2.

(2)Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the three months ended September 30, 2026.

(3)Percent occupied is calculated as (i) the number of units occupied as of September 30, 2026 divided by (ii) total number of units, expressed as a percentage.

(4)Percent occupied is calculated as (i) the number of units occupied as of September 30, 2026 divided by (ii) total number of units, expressed as a percentage, and excludes 91 units classified as held for sale and an aggregate of 12 down/renovation units.

(5)Amira at Westly, Skytop Apartments and Southern Pines Reserve are held through our DST Program (refer to Note 9 of our consolidated financial statements for further information). The Amira at Westly DST and Southern Pines Reserve DST have been fully subscribed, and the Skytop Apartments DST substantially subscribed, with equity from individual investors.

(6)District at Parkview is held through our DST Program.

(7)Percent occupied lower at Ballast and Golden Pacific due to units intentionally held vacant in preparation for sale.

(8)Represents development projects. Abode Wendell Falls and Harmony at Clear Creek commenced construction in 2024 and 2026, respectively. As of September 30, 2026, 15 units had been delivered at Abode Wendell Falls; no units had been delivered at Harmony at Clear Creek.

(9)

Parkside at Summers Corner represents a development project with units to be acquired in tranches as construction is completed. Of the total 100 units that we have committed to acquire, 82 units had been acquired as of September 30, 2026. Of the 82 units acquired, 47 units were occupied as of September 30, 2026.

The following is a summary of our consolidated operational results by reportable segment for the three and nine months ended September 30, 2026 and 2025 ($ in thousands, except average rental rates):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Variance		2026	2025	Variance
Rental and other property revenues
Residential communities	$12,782	$9,082	40.7%		$38,390	$26,106	47.1%
Scattered single-family homes	6,034	7,528	(19.8)%		19,454	23,121	(15.9)%
Total rental and other property revenues	18,816	16,610	13.3%		57,844	49,227	17.5%

Property operating expenses
Residential communities	6,070	4,416	37.5%		16,904	11,813	43.1%
Scattered single-family homes	4,224	4,313	(2.1)%		12,243	12,745	(3.9)%
Total property operating expenses	10,294	8,729	17.9%		29,147	24,558	18.7%

Net operating income
Residential communities	6,712	4,666	43.8%		21,486	14,293	50.3%
Scattered single-family homes	1,810	3,215	(43.7)%		7,211	10,376	(30.5)%
Total net operating income	$8,522	$7,881	8.1%		$28,697	$24,669	16.3%

Residential communities	93.7%	93.2%	50	bps	94.5%	93.3%	120	bps
Scattered single-family homes	82.7%	89.0%	(630)	bps	85.0%	89.8%	(480)	bps
Average occupancy percentage (1)	89.6%	91.2%	(160)	bps	90.8%	91.6%	(80)	bps

Residential communities	$1,741	$1,754	(0.7)%		$1,747	$1,776	(1.6)%
Scattered single-family homes	1,620	1,626	(0.4)%		1,623	1,608	0.9%
Average rental rate (2)	$1,699	$1,695	0.2%		$1,702	$1,693	0.5%
(1)	Represents the average of the ending occupancy as of the last day of each month in the period presented for all units in our consolidated portfolio.
(2)	Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the period presented.

The following is a summary of our preferred equity and loan investments as of September 30, 2026:

			Total Actual /
		Actual /	Estimated		Actual /	Actual /	Actual /
		Planned	Construction		Estimated	Estimated	Estimated		Estimated
		Number of	Cost	Cost to Date	Construction	Initial	Construction		Average
Residential Investment Name	Location	Units	(in millions)	(in millions)	Cost Per Unit	Occupancy	Completion	% Occupied	Rent (1)
Development (2)
Sanford Marketplace	Sanford, NC	300	$59.6	$33.0	$198,667	4Q 2026	2Q 2027	—	$1,587
Canvas at Wildwood	Wildwood, FL	224	60.3	23.4	269,196	1Q 2027	1Q 2028	—	1,937
Archer at RiverBlue	Asheville, NC	245	71.8	24.2	293,061	1Q 2028	2Q 2028	—	2,113
Total Development Units		769

Lease-up
River Ford	Brunswick, GA	170	51.6	37.7	303,529	2Q 2026	1Q 2027	11.2%	2,004
Total Lease-up Units		170

Operating (3)
Wayford at Innovation Park	Charlotte, NC	210						92.4%	2,347
Total Operating Units		210
Total Units / Average		1,149							$1,967

Commercial / Office Investment Name
HPE Office and Lab Facility	Sunnyvale, CA	(4)
(1)

For development and lease-up investments, represents the average pro forma effective monthly rent per occupied unit for all expected occupied units during the first full quarter of stabilization. For the operating investment, represents the average effective monthly rent per occupied unit.

(2)	None of the development investments had commenced lease-up as of September 30, 2026.
(3)	Operating investment represents a stabilized operating property.
(4)	HPE Office and Lab Facility is an approximately 340,000 square foot, 8-story Class A commercial building.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Revenue

Rental and other property revenues increased $2.2 million, or 13%, to $18.8 million for the three months ended September 30, 2026 as compared to $16.6 million for the same prior year period. The increase was primarily due to the acquisition of 625 units at two residential communities, offset by sales of 363 single-family units in our portfolio since July 1, 2025. We also benefitted from a 0.5% increase in average occupancy in our residential communities, which was 93.7% during the three months ended September 30, 2026, compared to 93.2% during the third quarter of 2025. This was partially offset by a 6.3% decrease in average occupancy in our single-family homes, which was 82.7% during the three months ended September 30, 2026, compared to 89.0% during the third quarter of 2025. The decrease in average occupancy in our single-family homes was lower due to units at Ballast and Golden Pacific intentionally held vacant in preparation for sale.

Interest income from notes receivable amounted to $0.4 million for the three months ended September 30, 2026 from a new loan investment during the third quarter of 2026, as compared to zero for the same prior year period due to the full payoff of a loan investment in the second quarter of 2025.

Expenses

Property operating expenses increased $1.6 million, or 18%, to $10.3 million for the three months ended September 30, 2026 as compared to $8.7 million for the same prior year period. The increase was primarily due to the acquisition of 625 units at two residential communities, which was partially offset by sales of 363 single-family units in our portfolio since July 1, 2025.

Property management and asset management fee expenses were $1.4 million for the three months ended September 30, 2026 as compared to $1.3 million in the same prior year period. Property management fees are based on a stated percentage of property revenues and asset management fees are based on a stated percentage of capital contributions or assets under management, where applicable.

General and administrative expenses amounted to $2.8 million for the three months ended September 30, 2026 as compared to $2.7 million for the same prior year period. Of the $2.8 million total expense in the third quarter 2026, $1.8 million relates to direct costs incurred by us, while the remaining $1.0 million relates to the operating expense reimbursement to our Manager, which includes rent, utilities, accounting and legal services, and IT expenses.

Management fees to related party amounted to $2.7 million for the three months ended September 30, 2026 as compared to $2.6 million for the same prior year period. The increase was due to an increase in equity primarily from our Series B Preferred Offerings. For the third quarter of 2026, we will pay $0.2 million of the base management fee in C-LTIP Units with the remainder in cash.

Acquisition and other transaction costs amounted to income of $0.4 million for the three months ended September 30, 2026, primarily due to the reimbursement of previously incurred costs. This compared to expense of $0.1 million for the same prior year period. Acquisition costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Weather-related losses amounted to $0.3 million for the three months ended September 30, 2026 as compared to less than $0.1 million for the same prior year period. The 2026 expense primarily relates to damage at two of our scattered single-family home investments.

Impairment of real estate investments amounted to $1.0 million for the three months ended September 30, 2026 as compared to $4.2 million for the same prior year period. An impairment loss is recognized when we determine that the carrying value of operating and/or held for sale real estate, and related intangible assets, exceeds their estimated fair value. Impairment amounts recorded during the three months ended September 30, 2026 and 2025 relate to single-family units held for sale.

Depreciation and amortization expenses were $7.2 million for the three months ended September 30, 2026 as compared to $6.8 million for the same prior year period, with the increase primarily due to the acquisition of three residential communities since the third quarter of 2025. The increase was partially offset by (i) the sales of single-family units in our portfolio since the third quarter of 2025 and (ii) in-place leases being fully amortized at one residential community prior to the third quarter of 2026.

Other Income and Expense

Other income and expense amounted to expense of $2.4 million for the three months ended September 30, 2026 as compared to income of $0.3 million for the same prior year period. This was primarily due a $1.8 million gain on the sale of one preferred equity investment during the third quarter of 2025 and increased interest expense of $1.0 million during the third quarter of 2026.

Income Tax Expense

Income tax expense amounted to income of $0.1 million for the three months ended September 30, 2026 as compared to expense of $0.4 million for the same prior year period. The decrease was primarily due to lower income tax expense related to our preferred equity investments and the revision of a previous income tax expense estimate for one of our DST investments.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Revenue

Rental and other property revenues increased $8.6 million, or 18%, to $57.8 million for the nine months ended September 30, 2026 as compared to $49.2 million for the same prior year period. The increase was primarily due to: (i) the acquisition of 897 units at three residential communities, which was partially offset by sales of 448 single-family units in our portfolio since January 1, 2025, (ii) rental rate improvement from our active management and organic market rent growth, and (iii) increased average occupancy in our residential communities, partially offset by decreased average occupancy in our single-family homes.

Our average rent per occupied unit increased $9, or 0.5%, to $1,702 as compared to $1,693 during the prior year period. Average occupancy in our residential communities increased 1.2% from 93.3% to 94.5% on a year over year basis. Average occupancy in our single-family homes was 85.0% during the nine months ended September 30, 2026, compared to 89.8% during the same prior year period. The decrease in average occupancy in our single-family homes was lower due to units at Ballast and Golden Pacific intentionally held vacant in preparation for sale.

Interest income from notes receivable amounted to $0.4 million for the nine months ended September 30, 2026 from a new loan investment during the third quarter of 2026 as compared to $0.6 million for the same prior year period when two loan investments were paid off in early-2025.

Expenses

Property operating expenses increased $4.5 million, or 19%, to $29.1 million for the nine months ended September 30, 2026 as compared to $24.6 million for the same prior year period. The increase was primarily due to the acquisition of 897 units at three residential communities, which was partially offset by sales of 448 single-family units in our portfolio since January 1, 2025.

Property management and asset management fee expenses were $4.2 million for the nine months ended September 30, 2026 as compared to $4.0 million in the same prior year period. Property management fees are based on a stated percentage of property revenues and asset management fees are based on a stated percentage of capital contributions or assets under management, where applicable.

General and administrative expenses amounted to $8.4 million for the nine months ended September 30, 2026 as compared to $8.4 million for the same prior year period. Of the $8.4 million total expense for the nine months ended September 30, 2026, $5.4 million related to direct costs incurred by us, while the remaining $3.0 million related to the operating expense reimbursement to our Manager, which includes rent, utilities, accounting and legal services, and IT expenses.

Management fees to related party amounted to $8.1 million for the nine months ended September 30, 2026 as compared to $7.8 million for the same prior year period. The increase was due to an increase in equity primarily from our Series A and Series B Preferred Stock Offerings. For the nine months ended September 30, 2026, we will pay $0.6 million of the base management fee in C-LTIP Units with the remainder in cash.

Acquisition and other transaction costs amounted to $0.2 million for the nine months ended September 30, 2026 compared to $0.3 million for the same prior year period. Acquisition costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Weather-related losses amounted to $0.7 million for the nine months ended September 30, 2026 compared to $0.1 million for the same prior year period. The 2026 expense relates to damage at three of our residential communities and two of our scattered single-family home investments.

Impairment of real estate investments amounted to $2.2 million for the nine months ended September 30, 2026 compared to $4.4 million for the same prior year period.

Depreciation and amortization expenses were $24.0 million for the nine months ended September 30, 2026 as compared to $21.4 million for the same prior year period, with the increase primarily due to higher depreciation expense and amortization of in-place lease costs at two residential communities that were acquired since September 30, 2025, offset by lower depreciation expense at two single-family investments due to sales of single-family units and lower amortization of in-place lease costs at two residential communities that had expense in the prior year and none in the current year.

Other Income and Expense

Other income and expense amounted to expense of $9.0 million for the nine months ended September 30, 2026 as compared to expense of $0.6 million for the same prior year period. This was primarily due to $3.2 million of gains on the sale of two preferred equity investments during 2025 compared to zero during 2026, increased interest expense of $2.1 million, lower gains on the sale of real estate investments of $1.3 million, and a decrease in preferred returns of $1.1 million due to the redemption and/or sale of five preferred equity investments partially offset by one new preferred equity investment.

Income Tax Expense

Income tax expense amounted to less than $0.1 million for the nine months ended September 30, 2026 as compared to $1.4 million for the same prior year period. The decrease was primarily due to lower income tax expense related to our preferred equity and DST investments.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net loss attributable to common stockholders together with a reconciliation to NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss attributable to common stockholders	$(3,139)	$(3,608)	$(10,054)	$(8,621)
Add back: Net loss attributable to Operating Partnership Units	(7,192)	(8,074)	(22,967)	(19,302)
Net loss attributable to common stockholders and unit holders	(10,331)	(11,682)	(33,021)	(27,923)
Net loss attributable to partially owned properties’ noncontrolling interests	(2,726)	(2,270)	(7,184)	(5,245)
Real estate depreciation and amortization	7,221	6,740	23,934	21,392
Non-real estate depreciation and amortization	14	14	42	43
Non-cash interest expense	852	573	2,456	1,979
Unrealized (gain) loss on derivatives	(74)	494	126	1,728
Provision for (recovery of) credit losses	146	—	146	(104)
Property management and asset management fees	1,351	1,305	4,246	3,966
Management fees to related party	2,720	2,643	8,111	7,789
Acquisition and other transaction costs	(400)	107	206	318
Corporate operating expenses	2,798	2,705	8,432	8,427
Weather-related losses, net	273	37	683	82
Loss on extinguishment of debt costs	—	3	37	12
Interest income	(1,313)	(1,522)	(3,853)	(3,808)
Preferred dividends	2,856	2,417	8,187	6,681
Preferred stock accretion	1,722	1,574	4,283	3,370
Other (income) expense, net	(80)	45	1,080	119
Income tax (benefit) expense	(72)	400	4	1,372
Income from preferred equity investments	(2,508)	(1,783)	(6,072)	(7,199)
Share of net earnings of equity method investment	(653)	(717)	(1,256)	(717)
Interest income from notes receivable	(386)	—	(386)	(598)
Impairment of real estate investments	1,039	4,176	2,160	4,372
Loss (gain) on sale of real estate investments, net	199	(232)	(703)	(1,989)
Gain on sale of available-for-sale investments	—	(1,762)	—	(3,212)
Total property income	2,648	3,265	11,658	10,855
Add back: Interest expense	5,874	4,616	17,039	13,814
Net operating income	$8,522	$7,881	$28,697	$24,669

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

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our short-term liquidity needs could be affected by various risks and uncertainties, including the risks detailed in Part I, Item 1A titled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 27, 2026. While consolidated occupancy excluding units classified as held for sale and down/renovation units remains strong at 92.0% as of September 30, 2026, in future periods we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants.

In October 2024, we launched a program (collectively, the “DST Program”) to sponsor and raise capital in private placement offerings of beneficial interests in specific Delaware statutory trusts (each, a “DST”) holding real properties (each, a “DST Property”). We expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions and create future pipeline acquisition opportunities. In conjunction with the DST Program, our Operating Partnership has issued certain non-interest bearing demand notes in relation to its role as the master tenant (the “Master Tenant”) under certain master leases (the “Master Leases”) related to the DST Program (the “Demand Notes”), which could be called upon if the net operating cash flow is insufficient to pay the rent required under the Master Leases (subject to limited deferral rights) or satisfy its other obligations under the Master Leases. As compensation for the Operating Partnership’s obligations under the Master Leases, we will share in the rent paid by the tenants of the underlying properties in accordance with the waterfall set forth in the applicable Master Lease. As of September 30, 2026, we had four DST Properties (Amira at Westly, District at Parkview, Skytop Apartments and Southern Pines Reserve) in our DST Program and raised net offering proceeds of $169.2 million, issued demand notes of $2.3 million, and had $303.9 million in total net real estate investments associated with the DST Program. As of September 30, 2026, District at Parkview was the only DST Program offering with equity interests remaining available for subscription by individual investors.

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

We believe we will be able to meet our primary liquidity requirements going forward through, among other sources:

●	$165.2 million in cash available at September 30, 2026;
●	capacity of $50 million on the revolving credit facility, all of which was available as of September 30, 2026 for use in our DST Program;
●	proceeds from future mortgage debt financings for acquisition and/or development projects;
●	cash generated from operating activities; and
●	proceeds from the offering of our Series B Preferred Stock and potential offerings of common and preferred stock, as well as issuances of units of limited partnership interest in our Operating Partnership (“OP Units”).

The following table summarizes our contractual obligations, and estimated future required payments on these obligations, related to our mortgage notes secured by our properties as of September 30, 2026 (amounts in thousands). The revolving credit facility had no outstanding balance at the end of the period.

	Total	2026	2027-2028	2029-2030	Thereafter
Mortgages Payable (Principal)	$448,668	$13,246	$81,522	$155,811	$198,089
Estimated Interest Payments on Mortgages Payable	118,699	5,937	41,904	26,704	44,154
Total	$567,367	$19,183	$123,426	$182,515	$242,243

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

As of September 30, 2026, we had contractual commitments to fund future cash obligations in certain of our loan and preferred equity investments in the aggregate of $5.2 million. In addition, we have two consolidated residential communities (Abode Wendell Falls and Harmony at Clear Creek) under construction comprised of an aggregate of 358 units. As of September 30, 2026, we estimate that the remaining costs associated with the completion of construction for these two residential communities will be approximately $99.3 million. We intend to finance these costs through a combination of available cash, proceeds from construction loans, and preferred equity capital contributions. We also committed to acquire an aggregate of 100 residential community units known as Parkside at Summers Corner. We expect acquisitions to occur in tranches as construction is completed, and as of September 30, 2026, 18 units remain to be acquired, representing an aggregate purchase price of $4.6 million.

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

On February 10, 2026, the Board authorized a new stock repurchase plan, effective March 1, 2026, for the repurchase, from time to time, of up to an aggregate of $10 million of our outstanding shares of Class A common stock, with such repurchases to be conducted in accordance with the requirements of Rule 10b-18 of the Exchange Act of 1934 (the “Exchange Act”) and subject to Rule 10b-5 of the Exchange Act. The repurchase plan has a term of one year and ends on February 28, 2027, and may be discontinued at any time. The extent to which we repurchase shares of our Class A common stock under the repurchase plan, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. We expect that any repurchases of our Class A common stock will be through open market transactions, subject to market conditions, certain price limitations and other conditions established under the plan. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. As of September 30, 2026, we had not made any repurchases of our Class A common stock.

Our primary long-term liquidity requirements relate to (i) costs for additional residential investments, including development projects, (ii) repayment of long-term debt and our revolving credit facility, (iii) capital expenditures, and (iv) cash redemption requirements related to our Series A Preferred Stock and our Series B Preferred Stock, (v) cash requirements related to our Series A Safeguard Policy and our Series B Safeguard Policy, and (vi) Class A common stock repurchases under our stock repurchase plan.

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

As we did in the nine months ended September 30, 2026, we may also selectively sell consolidated operating assets at appropriate times, which would be expected to generate cash sources for both our short-term and long-term liquidity needs.

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. In October 2024, we entered into a credit agreement related to our DST Program with KeyBank National Association (“KeyBank”) and a syndicate of other lenders which provided for a revolving loan with a maximum commitment amount of $50 million. The revolving credit facility contained certain financial and operating covenants and had no outstanding balance as of September 30, 2026. The revolving credit facility matured on October 25, 2026 with no amounts outstanding, and as of the date of this Quarterly Report on Form 10-Q, we were in discussions with KeyBank regarding a replacement facility. There can be no assurance that we will enter into a new facility on acceptable terms, or at all. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain distributions paid on our Series A Preferred Stock and Series B Preferred Stock in accordance with the terms which require monthly dividends. While our distributions through September 30, 2026 have been paid from cash flow from operations and in accordance with our policy, distributions in the future may be paid from cash flow from operations, proceeds from the offering of our Series B Preferred Stock, proceeds from the DST Program, the sales of assets, and additional sources, such as from borrowings.

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

We have notes receivable investments that, to date, are structured as senior loans. In the future, we may make additional notes receivable investments structured as senior loans or through mezzanine financing. The notes receivable provide a current stated return and require repayment based on a fixed maturity date. If the property does not repay the notes receivable upon maturity, our income, FFO, CFFO and cash flows could be reduced below the stated returns if the property does not produce sufficient cash flow to pay its operating expenses and debt service, or to refinance its debt obligations. As we evaluate our capital position and capital allocation strategy, we may consider alternative means of financing our development loan and preferred equity investment activities at the subsidiary level.

Off-Balance Sheet Arrangements

As of September 30, 2026, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of September 30, 2026, we entered into five joint venture agreements which are classified as available-for-sale debt securities.

Cash Flows from Operating Activities

As of September 30, 2026, we held twenty-five real estate investments, consisting of eighteen consolidated investments, five preferred equity investments, one loan investment, and one unconsolidated real estate fund investment. The twenty-three consolidated and preferred equity investments representing an aggregate of 5,321 residential units. During the nine months ended September 30, 2026, net cash used in operating activities was $3.9 million after net loss of $27.7 million was adjusted for the following:

●	an increase in due from affiliates of $3.8 million;
●	an increase in accounts receivable, prepaids and other assets of $2.1 million; and
●	an increase in notes and accrued interest receivable of $0.4 million; offset by:
●	non-cash items of $25.2 million;
●	an increase in accounts payable and other accrued liabilities of $4.1 million; and
●	distributions from investments in unconsolidated real estate funds of $0.8 million.

Cash Flows from Investing Activities

During the nine months ended September 30, 2026, net cash used in investing activities was $36.7 million primarily due to the following:

●	$31.4 million used in an investment in notes receivable;
●	$24.9 million used in investments in preferred equity investments;
●	$18.6 million used in the acquisition of real estate investments;
●	$18.5 million used on capital expenditures; and
●	$0.9 million used on the purchase of rate caps; offset by:
●	$57.7 million of proceeds from the sales of real estate investments.

Cash Flows from Financing Activities

During the nine months ended September 30, 2026, net cash provided by financing activities was $33.8 million primarily due to the following:

●	borrowings of $34.7 million on mortgages payable;
●	$32.8 million of contributions from noncontrolling interests;
●	net proceeds of $14.0 million from the issuance of shares of Series B Preferred Stock; and
●	net proceeds of $4.2 million from the issuance of shares of Series A Preferred Stock; offset by:
●	$26.9 million of repayments on mortgages payable;
●	$8.1 million of cash distributions paid to preferred stockholders;
●	$7.2 million of distributions to partially owned properties’ noncontrolling interests;
●	$3.5 million of distributions to noncontrolling interests;
●	$2.4 million in deferred financing costs;
●	$1.9 million paid for the redemption of Series A Preferred Stock;
●	$1.5 million of cash distributions paid to common stockholders;
●	$0.3 million for shares withheld for employee taxes upon vesting of awards; and
●	$0.3 million for purchase of interests from noncontrolling interests.

Capital Expenditures

The following table summarizes our total capital expenditures for the nine months ended September 30, 2026 and 2025 (amounts in thousands):

	Nine Months Ended
	September 30,
	2026	2025
New development	$11,453	$6,035
Redevelopment/renovations	3,056	4,203
Routine capital expenditures	4,011	3,132
Normally recurring capital expenditures	1,059	875
Total capital expenditures	$19,579	$14,245

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

The table below presents our calculation of FFO and CFFO for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss attributable to common stockholders	$(3,139)	$(3,608)	$(10,054)	$(8,621)
Add back: Net loss attributable to Operating Partnership Units	(7,192)	(8,074)	(22,967)	(19,302)
Net loss attributable to common stockholders and unit holders	(10,331)	(11,682)	(33,021)	(27,923)

Real estate depreciation and amortization	7,221	6,740	23,934	21,392
Impairment of real estate investments	1,039	4,176	2,160	4,372
Loss (gain) on sale of real estate investments, net	199	(232)	(703)	(1,989)
Gain on sale of available-for-sale investments	—	(1,762)	—	(3,212)
Adjustment for partially owned properties’ noncontrolling interests	(2,712)	(1,113)	(9,025)	(2,654)
FFO attributable to common stockholders and unit holders	(4,584)	(3,873)	(16,655)	(10,014)

Acquisition and other transaction costs	(400)	107	206	318
Non-cash interest expense	852	573	2,456	1,979
Unrealized (gain) loss on derivatives	(74)	494	126	1,728
Provision for (recovery of) credit losses	146	—	146	(104)
Non-cash returns on unconsolidated real estate funds	(362)	(447)	(425)	(447)
Loss on extinguishment of debt costs	—	3	37	12
Weather-related losses, net	273	37	683	82
Non-real estate depreciation and amortization	14	14	42	43
Other (income) expense, net	(40)	39	1,178	295
Non-cash equity compensation	1,197	1,117	3,564	3,551
Non-recurring income tax (benefit) expense	(19)	187	(16)	933
Preferred stock accretion	1,722	1,574	4,283	3,370
Adjustment for partially owned properties’ noncontrolling interests	(475)	(253)	(1,123)	(666)
CFFO attributable to common stockholders and unit holders	$(1,750)	$(428)	$(5,498)	$1,080

Per Share and Unit Information:
FFO attributable to common stockholders and unit holders - diluted	$(0.35)	$(0.31)	$(1.29)	$(0.79)
CFFO attributable to common stockholders and unit holders - diluted	$(0.13)	$(0.03)	$(0.42)	$0.09

Weighted average common shares and units outstanding - diluted	12,973,188	12,689,829	12,906,513	12,614,111

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

Distributions

Declaration Date	Record Date	Amount	Paid / Payable Date
Class A common stock
March 11, 2025	December 24, 2025	$0.125	January 5, 2026
March 10, 2026	March 25, 2026	0.125	April 2, 2026
June 12, 2026	June 25, 2026	0.125	July 2, 2026
September 14, 2026	September 25, 2026	0.125	October 5, 2026
Class C common stock
March 11, 2025	December 24, 2025	$0.125	January 5, 2026
March 10, 2026	March 25, 2026	0.125	April 2, 2026
June 12, 2026	June 25, 2026	0.125	July 2, 2026
September 14, 2026	September 25, 2026	0.125	October 5, 2026
Series A Preferred Stock
October 15, 2025	December 24, 2025	$0.125	January 5, 2026
January 15, 2026	January 23, 2026	0.125	February 5, 2026
January 15, 2026	February 25, 2026	0.125	March 5, 2026
January 15, 2026	March 25, 2026	0.125	April 2, 2026
April 13, 2026	April 24, 2026	0.125	May 5, 2026
April 13, 2026	May 22, 2026	0.125	June 5, 2026
April 13, 2026	June 25, 2026	0.125	July 2, 2026
July 10, 2026	July 24, 2026	0.125	August 5, 2026
July 10, 2026	August 25, 2026	0.125	September 4, 2026
July 10, 2026	September 25, 2026	0.125	October 5, 2026
Series A Preferred Enhanced Special Dividend (1)
October 15, 2025	December 24, 2025	$0.010417	January 5, 2026
January 15, 2026	January 23, 2026	0.010417	February 5, 2026
January 15, 2026	February 25, 2026	0.010417	March 5, 2026
January 15, 2026	March 25, 2026	0.010417	April 2, 2026
April 13, 2026	April 24, 2026	0.010417	May 5, 2026
April 13, 2026	May 22, 2026	0.010417	June 5, 2026
April 13, 2026	June 25, 2026	0.010417	July 2, 2026
July 10, 2026	July 24, 2026	0.010417	August 5, 2026
July 10, 2026	August 25, 2026	0.010417	September 4, 2026
July 10, 2026	September 25, 2026	0.010417	October 5, 2026
Series B Preferred Stock (2)
January 15, 2026	January 23, 2026	$0.15625	February 5, 2026
January 15, 2026	February 25, 2026	0.15625	March 5, 2026
January 15, 2026	March 25, 2026	0.15625	April 2, 2026
April 13, 2026	April 24, 2026	0.15625	May 5, 2026
April 13, 2026	May 22, 2026	0.15625	June 5, 2026
April 13, 2026	June 25, 2026	0.15625	July 2, 2026
July 10, 2026	July 24, 2026	0.15625	August 5, 2026
July 10, 2026	August 25, 2026	0.15625	September 4, 2026
July 10, 2026	September 25, 2026	0.15625	October 5, 2026
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

Subsequent Events

Other than the items disclosed in Note 18 “Subsequent Events” to our interim Consolidated Financial Statements for the period ended September 30, 2026, no material events have occurred that required recognition or disclosure in these financial statements. Refer to Note 18 of our interim Consolidated Financial Statements for discussion.

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

Our interest rate risk is monitored using a variety of techniques. The table below ($ in thousands) presents the principal payments and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. Fair value adjustments and unamortized deferred financing costs, net, of approximately $(12.7) million are excluded. At September 30, 2026, the revolving credit facility had no outstanding balance.

	2026	2027	2028	2029	2030	Thereafter	Total
Mortgage Notes Payable	$13,246	$75,819	$5,703	$100,645	$55,166	$198,089	$448,668
Weighted Average Interest Rate	7.46%	6.60%	5.72%	5.27%	5.58%	5.03%	5.50%

The fair value of mortgages payable is estimated at $427.3 million at September 30, 2026.

The table above incorporates those exposures that exist at September 30, 2026; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

At September 30, 2026, we had interest rate caps and swaps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps and swaps mitigate our exposure to interest rate risk by providing a ceiling on the underlying interest rate for $115.2 million of our debt.

Based on our debt outstanding and interest rates in effect at September 30, 2026, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would increase interest expense by approximately $79,000 or decrease interest expense by approximately $79,000, respectively, for the quarter ended September 30, 2026.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2026, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2026, our total indebtedness was approximately $448.7 million, and we may incur significant additional debt in the future. The Preferred Stock is subordinate to all our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. In addition, our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of September 30, 2026, the number of preferred shares outstanding was as follows: 6,399,377 shares of Series A Preferred Stock and 652,187 shares of Series B Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Preferred Stock would dilute the interests of the holders of shares of Preferred Stock, and any issuance of preferred stock senior to the Preferred Stock, or any issuance of additional indebtedness, could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Preferred Stock. We may issue preferred stock on parity with the Preferred Stock without the consent of the holders of the Preferred Stock. Other than the right of holders to cause us to redeem the Preferred Stock upon a change of control, none of the provisions relating to the Preferred Stock relate to or limit our indebtedness or afford the holders of shares thereof protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of such shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

10.1	Third Amendment to Management Agreement dated August 7, 2026, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2026

10.2	Loan Agreement dated August 27, 2026, between BHM HPE ZC Lender, LLC, as lender, and BR HPE ZC Investment Co, LLC, as borrower

10.3

Indemnity and Guaranty Agreement dated August 27, 2026 by Bluerock Homes Trust, Inc., in favor of Wilmington Trust, National Association, as Trustee for the registered certificate holders of the CTL Pass-Through Trust, Series 2026 (Hewlett Packard Enterprise), and the other indemnified parties named therein

10.4

Hazardous Material Indemnity Agreement dated August 27, 2026, by BR HPE Zero Coupon Sub, DST and Bluerock Homes Trust, Inc., in favor of Wilmington Trust, National Association, as Trustee for the registered certificate holders of the CTL Pass-Through Trust, Series 2026 (Hewlett Packard Enterprise), and the other indemnified parties named therein

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations and Comprehensive Income (Loss); (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows; (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK HOMES TRUST, INC.

DATE: November 10, 2026	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE: November 10, 2026	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)